Form 10QSB
period 1996-03-31
USABANCSHARES INC
filed 1996-05-15
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number 0-27244
                                      -------

                               USABANCSHARES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                    23-2806495
          ------------                                    ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

         One Penn Square, 30 South 15th Street, Philadelphia, PA, 19102
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (215) 569-4200
                                 --------------
              (Registrant's telephone number, including area code)

          Securities registered under Section 12(b) of the Act: None.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value, outstanding on April 30, 1996: 542,802
Class B Common Stock, $.01 par value, outstanding on April 30, 1996: 10,000

                                TABLE OF CONTENTS

PART I.  Financial Information                                                  Page

         Item 1. Financial Statements

         Consolidated Balance Sheets.  . . . . . . . . . . . . . . . . . . . . .  1

         Consolidated Statements of Income. . . . . . . . . . . . . . . . . . .   2

         Statements of Changes in Stockholders' Equity. . . . . . . . . . . . .   3

         Consolidated Statements of Cash Flows.  . . . . . . . . . . . . . . . .  4

         Notes to Consolidated Financial Statements.  . . . . . . . . . . . . .   5

         Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.  . . . . . . . . . . . . . . . . . . . . . .  7

PART II. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Signatures.  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                       USABancShares, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEET

                                                                             March 31,     December 31,
                                                                               1996            1995
                                                                           ------------    ------------
ASSETS
Cash and cash equivalents:
    Cash and Due from banks                                                $    253,970    $    557,625
    lnterest-bearing deposits with banks                                      5,718,210       7,536,508
                                                                           ------------    ------------
       Total cash and cash equivalents                                        5,972,180       8,094,133

Investment securities:
    Investments available for sale                                            2,843,592       2,589,532
    Investments held to maturity                                              8,604,932       7,478,613
                                                                           ------------    ------------
       Total investment securities                                           11,448,524      10,068,145

Loans                                                                         8,791,915       7,057,197
Allowance for loan losses                                                       (60,000)        (60,000)
                                                                           ------------    ------------
    Loans, net                                                                8,731,915       6,997,197
Premises and Equipment, net                                                     134,761         123,036
Goodwill                                                                        180,453         185,492
Other assets                                                                    235,910         317,520
                                                                           ------------    ------------
       Total assets                                                        $ 26,703,743    $ 25,785,523
                                                                           ============    ============

LIABILITIES
Deposits:
    Demand                                                                 $    238,630
    Passbook                                                                  2,754,324    $  2,591,172
    NOW accounts                                                                448,407         405,850
    Certificates of deposit                                                  18,399,052      17,801,887
                                                                           ------------    ------------
       Total deposits                                                        21,840,413      20,798,909
Other liabilities                                                               163,248         327,772
                                                                           ------------    ------------
       Total liabilities                                                   $ 22,003,661    $ 21,126,681

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized 5,000,000 shares;
    no shares issued and outstanding
Common stock, $1.00 par value; authorized 10,000,000 shares;
    542,802 shares issued and outstanding and 54,280 shares of converted
       and unissued Class B common stock                                  $     597,082    $    597,082
Additional paid-in capital                                                    4,877,701       4,877,701
Accumulated deficit                                                            (270,158)       (278,843)
Unearned compensation, Class B common stock                                    (506,615)       (533,755)
Stock subscription receivable                                                        --         (20,000)
Unrealized gain on securities available for sale                                  2,072          16,657
                                                                           ------------    ------------
    Total stockholders' equity                                                4,700,082       4,658,842
                                                                           ------------    ------------
       Total liabilities and stockholders'equity                           $ 26,703,743    $ 25,785,523
                                                                           ============    ============

The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Three months ended
                                                                  March 31,
                                                                        Pro-forma
                                                              1996         1995
                                                           ---------    ---------
Interest income:
   Loans                                                   $ 231,270    $  74,232
   Investment securities                                     164,625      235,963(1)
   Interest-bearing deposits and other                       100,631       17,615(2)
                                                           ---------    ---------
                                                             496,526      327,810
Interest expense:
   Passbook                                                   16,379       17,092
   NOW Accounts                                                2,643        2,228
   Certificates of deposit                                   258,148      186,416
   Other borrowings                                             --          4,638
                                                           ---------    ---------
                                                             277,170      210,374
                                                           ---------    ---------
      Net interest income                                    219,355      117,436
Provision for loan losses                                       --         (1,200)
                                                           ---------    ---------
      Net interest income after provision for loan losses    219,355      116,236
                                                           ---------    ---------

Non-interest income:
   Gain on sales of investment securities                     22,063           --
   Other                                                      40,238           64
                                                           ---------    ---------
                                                              62,301           64
Non-interest expense:
   Compensation                                              165,555      119,018(3)(4)
   Occupancy                                                  27,226       13,521
   Data processing                                            13,216       17,872
   Professional fees                                           6,265       22,686
   Advertising                                                 5,072        3,162
   Insurance                                                   5,853        3,062
   Office                                                     10,282        5,379
   Travel & Entertainment                                     10,952        5,729
   Depreciation and Amortization                              14,807        5,797
   Other                                                      13,743       10,310(5)
                                                           ---------    ---------
                                                             272,971      206,536
                                                           ---------    ---------
   Income before income taxes                                  8,685      (90,236)
Provision for income taxes                                        --       (4,241)
                                                           ---------    ---------
   Net income                                              $   8,685    ($ 85,995)
                                                           =========    =========

   Earnings per common share - primary and fully diluted       $0.01       ($0.14)
   Weighted average shares outstanding                       597,082      597,082


  -------------------

(1) Includes $4,114 of amortization of the fair market value of mortgage-backed securities using the yield to maturity method based on an estimated 15 year maturity. Pro-forma assumes the Merger occurred on January 1, 1995.

(2) The pro-forma statement of operation for the three months ending March 31, 1995 does not reflect interest income that would be earned on the net offering proceeds of approximately $4.5 million.

(3) Includes the amortization for compensation expense of $27,140 associated with the issuance of Class B Common Stock to the President & CEO. The amortization period is five years. Pro-forma assumes the Merger occurred on January 1, 1995.

(4) Includes $41,125 of compensation expense that would have been charged to earnings had the offering taken place on January 1, 1995 and is based on the information presented in the "Management and Board of Directors" section of the Prospectus exclusive of Directors' fees and any signing incentives. Pro-forma assumes the Merger occurred on January 1, 1995.

(5) Includes $3,120 of Goodwill amortization as if the Merger occurred on January 1, 1995 based on a 15 year amortization period.

                       USABancShares, Inc. and Subsidiary
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 1996




                                                            Additional                           Unearned
                                              Common          paid-in       Accumulated         compensation
                                               Stock          capital         deficit       Class B common stock
                                             --------        ----------     -----------     --------------------
December 31, 1995                            $597,082        $4,877,701    ($278,843)             ($533,755)

Net unrealized loss on
 securities available-for-sale                   --                --           --                      --

Amortization of unearned
 compensation Class B common stock               --                --           --                   27,140

Receipt of stock subscription receivable         --                --           --                      --

Net income                                       --                --          6,485                    --

                                             --------       ----------     ---------              ---------
Balance at March 3l, 1996                    $597,082       $4,877,701     ($272,358)             ($506,615)
                                             ========       ==========     =========              =========


                            [RESTUBBED EQUITY TABLE]


                                                                Net unrealized
                                               Stock                gain
                                            subscription        on securities
                                             receivable       available for sale       Total
                                             ----------       ------------------       -----
December 31, 1995                             ($20,000)             $16,657        $4,658,842

Net unrealized loss on
 securities available-for-sale                   --                 (13,518)          (13,518)

Amortization of unearned
 compensation Class B common stock               --                    --              27,140

Receipt of stock subscription receivable        20,000                 --              20,000

Net income                                       --                    --               6,485

                                               ------               -------        ----------
Balance at March 3l, 1996                        $0                  $3,139         4,698,949
                                               ======               =======        ==========

The accompanying notes are an integral part of these statements.

                       USABancShares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           For the three months ended
                                 March 31, 1996(1)


  OPERATING ACTIVITIES
 Net Income                                                            $     8,685
 Adjustments to reconcile net income to cash provided
         by operating activities
     Depreciation and amortization                                           9,768
     Provision for loan losses                                                --
     Amortization of premium on mortgage-backed securities                   6,176
     Accretion of discount on mortgage-backed securities                    (1,984)
     Amortization of organizational expense                                  5,039
     Gain on sale of investments available for sale                        (22,063)
     Decrease in accrued income and other assets                            81,610
     Decrease in accrued interest payable                                   (5,092)
     Decrease in other liabilities                                        (164,524)
                                                                       -----------
              Net cash provided by operating activities                    (82,385)
                                                                       -----------

INVESTING ACTIVITIES
 Proceeds from sale of investment securities available for sale          1,482,188
 Purchase of investment securities available for sale                   (1,742,975)
 Purchase of investment securities held to maturity                     (1,399,500)
 Repayments of principal on investment securities held to maturity         351,891
 Repayments of principal on investment securities available for sale        34,041
 Net increase in loans                                                  (1,734,718)
 Purchases of premises and equipment                                       (15,898)
                                                                       -----------
              Net cash provided bv investing activities                 (3,024,972)
                                                                       -----------

FINANCING ACTIVITIES
 Net increase in demand deposits and savings accounts                      444,339
 Net increase in certificates of deposit                                   597,165
 Repayment of other borrowed funds                                         (56,100)
                                                                       -----------
         Net cash provided by financing activities                         985,404
                                                                       -----------

         NET DECREASE IN CASH AND CASH
         EQUIVALENTS                                                    (2,121,953)

 Cash and cash equivalents, beginning of year                            8,094,133
                                                                       -----------
 Cash and cash equivalents, end of year                                $ 5,972,180
                                                                       ===========

(1) The Company has not provided a Pro-forma Consolidated Statement of Cash Flows for the three months ended March 31, 1995 because management does not believe this information would be meaningful.

        The accompanying notes are an integral part of these statements.

                       USABancShares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996


1. PRINCIPLES OF CONSOLIDATION AND PRESENTATION

        The accompanying consolidated financial statements include the accounts of USABancShares, Inc. (the "Company") and its wholly-owned subsidiary Peoples Thrift Savings Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1995 data to conform to current year presentation.

        The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, are not necessarily indicative of results to be anticipated for the full year.

2. ALLOWANCE FOR LOAN LOSSES

        The following is a summary of the allowance for loan losses for the three months ended March 31, 1996 and 1995:


                                       1996             1995
                                     -------          -------
Balance, January 1,                  $60,000             --

Additions:
  Allowance of acquired banks           --             10,000
  Provision for loan losses             --               --
                                     -------          -------
    Total additions                     --             10,000
                                     -------          -------

Deductions:
  Loan losses                           --               --
  Less recoveries on loans              --               --
                                     -------          -------
    Net loan losses                     --               --
                                     -------          -------

Balance, March 31,                   $60,000          $10,000
                                     =======          =======

3. INVESTMENT SECURITIES

        Investment securities consisted of the following at March 31, 1996 and December 31, 1995:

                                                        March 31, 1996
                                    -------------------------------------------------
                                                    Gross        Gross     Approximate
                                     Amortized   Unrealized   Unrealized      Fair
                                       Cost         Gains       Losses        Value
                                    ----------   ----------   ----------   ----------
Available for sale
U.S. Government agency securities   $1,742,253   $    3,311         --     $1,745,564
Mortgage-backed securities             988,600         --            172      988,428
Other securities                       109,600         --           --        109,600
                                    ----------   ----------   ----------   ----------
 Total available for sale           $2,840,453   $    3,311   $      172   $2,843,592
                                    ==========   ==========   ==========   ==========

Held to maturity
U.S. Government agency securities   $  999,508         --     $        8   $  999,500
Corporate securities                   400,000         --           --        400,000
Mortgage-backed securities           7,205,425         --         11,961    7,193,463
                                   ----------   ----------   ----------   ----------
 Total held to maturity             $8,604,932         --     $   11,969   $8,592,963
                                    ==========   ==========   ==========   ==========


                                                      December 31, 1995
                                    -------------------------------------------------
                                                    Gross        Gross     Approximate
                                     Amortized   Unrealized   Unrealized      Fair
                                       Cost         Gains       Losses        Value
                                    ----------   ----------   ----------   ----------
Available for sale
Mortgage-backed securities           2,480,495       25,237         --      2,505,732
Other securities                        83,800         --           --         83,800
                                    ----------   ----------   ----------   ----------
 Total available for sale           $2,564,295      $25,237         --     $2,589,532
                                    ==========   ==========   ==========   ==========

Held to maturity
Mortgage-backed securities           7,478,613       67,894       12,350    7,534,157
                                    ----------   ----------   ----------   ----------
 Total held to maturity             $7,478,613   $   67,894   $   12,350   $7,534,157
                                    ==========   ==========   ==========   ==========

                       USABancShares, Inc. and Subsidiary
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1996

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1995 Annual Report on Form 10-KSB. Results of operations for the three month period ended March 31, 1996 are compared to unaudited pro-forma results of operations for the period ended March 31, 1995 assuming the Merger of the Bank had occurred on January 1, 1995. Such pro-forma information is based upon the historical financial information as of that date, giving effect to the Merger and accordingly is accounted for under the purchase method of accounting. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results to be attained for any other period.

RESULTS OF OPERATIONS

NET INCOME

        The Company reported net income of $8,685, or $.01 per share, for the three months ended March 31, 1996. This represents a 110.10% increase in net income, and a 110.10% increase in earnings per share as compared to ($85,995) or ($.14) per share loss, for the three months ended March 31, 1995. Increased net income was primarily the result of increased net interest margins enhanced by interest earning asset growth. Noninterest income rose mainly due to a gain on the sale of an investment security. Expenses increased mainly due to costs associated with the hiring of additional employees.

NET INTEREST INCOME

        Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since the company is asset sensitive, as interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, a significant decrease in the market rates of interest could adversely affect net interest income. In contrast, a rising interest rate environment could favorably impact the company's margin.

          Net interest income for the three months ended March 31, 1996, increased $101,919 or 86.79%, to $219,357 from $117,438 for the same period in 1995. Average interest-earning assets increased by $6.3 million, or 31.13%, to $26.6 million, for the three months ended March 31, 1996 compared to the same three months of 1995. Average interest-bearing liabilities increased $2.8 million or 14.80% over the same period. The average net interest spread increased from 2.01% to 2.35%, which was mainly caused by rising interest rates over the period.

        The company's net interest margin for the three months ended March 31, 1996 was 3.29%, an increase of 98 basis points from 2.31% for the comparable period of 1995.

        The improvement was primarily related to the higher volumes of earning assets during the three months ended March 31, 1996 compared to the same period in 1995.

ANALYSIS OF NET INTEREST INCOME

        The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

                                                          First Quarter 1996                         First Quarter 1995
                                                ------------------------------------         ----------------------------------
                                                  Average                    Average          Average                   Average
 Assets:                                          Balance       Interest      Rate            Balance       Interest      Rate
                                                ----------    -----------     -----          ----------   -----------     -----
Interest earning assets:
Loans                                           $9,494,071    $   231,270     9.74%          $3,548,820   $    74,232     8.37%
Investment securities                            9,971,413        164,625     6.60%          14,841,648       235,963     6.36%
Interest-bearing deposits and other              7,178,093        100,632     5.61%           1,928,117        17,617     3.65%
                                                ----------    -----------     -----          ----------   -----------     -----
  Total earning assets                          26,643,577        496,527     7.45%          20,318,584       327,812     6.45%
Non interest earning assets                        919,577                                      247,258
                                                ----------                                   ----------
  Total assets                                  27,563,155                                   20,565,842
                                                ==========                                   ==========

Liabilities and Stockholders' Equity:
Deposits:
Passbook                                         2.638,356         16,379     2.48%           2,700,943        17,092     2.53%
NOW accounts                                       533,621          2,643     1.98%             396,620         2,228     2.25%
Certificates of deposit                         18,561,389        258,148     5.56%          15,609,204       186,416     4.78%
Other borrowings                                      --             --                         225,000         4,638     8.25%
                                                ----------    -----------     -----          ----------   -----------     -----
  Total interest-bearing liabilities            21,733,365        277,170     5.10%          18,931,767       210,374     4.44%
Other liabilities
  Total liabilities                              1,431,055                                      127,566
                                                ----------                                   ----------
Stockholders' equity                             4,398,735                                    1,506,509
                                                ----------                                   ----------
  Total liabilities and stockholders' equity    27,563,155                                   20,565,842
                                                ==========                                   ==========

Excess of interest earning assets over
interest-bearing liabilities                     4,910,213                                    1.386,817
                                                ==========                                   ==========
Net interest income                                               219,357                                     117,438
                                                              ===========                                 ===========
Effective interest differential (spread)                                      2.35%                                       2.01%
                                                                              =====                                       =====
Net yield on average interest earning assets                                  3.29%                                       2.31%
                                                                              =====                                       =====


RATE VOLUME ANALYSIS - Three Months Ended March 31,

                                                      1996 vs 1995
                                          ---------------------------------
                                          Increase or Decrease
                                            Due to Change in
                                          ---------------------      Total
                                          Average       Average     Increase
                                           Volume        Rate      (Decrease)
                                          --------    ---------    ---------
Variance in interest income on:
Interest-earning assets:
Loans                                    $ 124,358    $  32,680    $ 157,038
Investment securities                      (77,430)       6,092      (71,338)
Interest-bearing deposits and other         47,968       35,047       83,015
                                         ---------    ---------    ---------
    Total interest-earning assets           94,896       73,819      168,715

Interest-bearing deposits
Deposits:
Passbook                                      (396)        (317)        (713)
NOW accounts                                   770         (355)         415
Certificates of deposit                     35,257       36,475       71,732
Other borrowings                            (4,638)         --        (4,638)
                                         ---------    ---------    ---------
    Total interest-bearing liabilities      30,993       35,803       66,796

                                         ---------    ---------    ---------
Change in net interest income               63,904       38,015      101,919
                                         =========    =========    =========

PROVISION FOR LOAN LOSSES

        Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition.

          As a result of these factors, the allowance for loan losses increased $50 thousand compared to the first quarter of 1995 and remained unchanged compared to the fourth quarter of 1995. The allowance for loan losses as a percentage of loans and leases outstanding was .68% at March 31, 1996, compared to .85% at year-end 1995 and .28% at March 31, 1995. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Accordingly, management has provided no expense for the three months ended March 31, 1996. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $0.0 million for the first quarter of 1996 compared to net charge-offs of $0.0 million for the first quarter of 1995 and $0.0 million for the fourth quarter of 1995.

INTEREST EXPENSE
         Total interest expense increased $66,796, or 31.75%, compared to the first three months of 1995 due to both higher volumes of certificates of deposit and higher rates paid on those new volumes. The average cost of funds was 5.10% for the first three months of 1996, 4.44% for the first three months of 1995.

NONINTEREST INCOME

        Noninterest income increased $62,237 in the first three months of 1996 compared to the first three months of 1995. Gains on sales of securities classified as available for sale increased $22,063 during the period.
Service charges on deposit accounts, other service charges, letter of credit fees and other miscellaneous income accounted for the additional $40,174 during the period.

OTHER EXPENSE

        Other expense increased $66,435 in the first three months of 1996 compared to the first three months of 1995. Compensation expense increased $46,537 in this comparison mainly as a result of additions to staff early in the first quarter of 1996. In addition, occupancy expense increased $13,705 as a result of rental of additional space for corporate offices. Office, travel and entertainment, and depreciation and amortization expenses increased $19,136 due to the increased efforts to attract new customers. These effects were partially offset by a $16,421 decrease in professional fee expense due to less reliance on outside accounting and legal services.

LIQUIDITY

        The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Pittsburgh, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

       Deposits are the Company's primary source of new funds. Total deposits were $21.6 million at March 31, 1996, up from $20.8 million at December 31, 1995. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to marketing efforts, and new business development programs initiated by Company.

        Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

        The FRB and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%.

        Stockholders' equity increased $41,240, or 8.85%, at March 31, 1996 from $4.659 million at December 31, 1995. During November 1995, the Company received net proceeds of $4.5 million in a public offering of 542,802 shares of common stock. The net proceeds have and will be available to Company and the Bank to support branch expansion either through the opening of new branches or the acquisition of existing facilities. At March 31, 1996, the Company's stockholders' equity, as a percentage of total assets, was 17.7%, compared to 18.07% at December 31, 1995. Equity grew at 8.59% over the period from December 31, 1995 to March 31, 1996, while assets grew by 2.90% over the same period.

        As the following table indicates, the Bank currently exceeds the regulatory capital minimum requirements.

                                 March 31,      December 31,
                                   1996            1995
                                 ---------      -----------

Risk-Adjusted Assets              $10,580         $9,523
Tier 1 Capital                      4,238          3,823
Total Capital                       4,298          3,883
Tier 1 Capital Ratio               40.06%         40.14%
Total Capital Ratio                15.56%         17.04%
Leverage Ratio                     15.38%         14.93%

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                  USABANCSHARES, INC.


Date: May 14, 1996           By:  /s/  Kenneth L. Tepper
                                  ----------------------
                                  Kenneth L. Tepper,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date: May 14, 1996           By:  /s/  David J. Torpey
                                  --------------------
                                  David J. Torpey, Vice President,
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)