Form 10QSB/A
period 1996-03-31
USABANCSHARES INC
filed 1996-05-29
CIK 945532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   Form 10-QSB/A

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

                       USABancShares, Inc. and Subsidiary
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Three months ended
                                                                  March 31,
                                                                        Pro-forma
                                                              1996         1995
                                                           ---------    ---------
Interest income:
   Loans                                                   $ 231,270    $  74,232
   Investment securities                                     164,625      235,963(1)
   Interest-bearing deposits and other                       100,631       17,615(2)
                                                           ---------    ---------
                                                             496,526      327,810
Interest expense:
   Passbook                                                   16,379       17,092
   NOW Accounts                                                2,643        2,228
   Certificates of deposit                                   258,148      186,416
   Other borrowings                                             --          4,638
                                                           ---------    ---------
                                                             277,170      210,374
                                                           ---------    ---------
      Net interest income                                    219,355      117,436
Provision for loan losses                                       --         (1,200)
                                                           ---------    ---------
      Net interest income after provision for loan losses    219,355      116,236
                                                           ---------    ---------

Non-interest income:
   Gain on sales of investment securities                     22,063           --
   Other                                                      40,238           64
                                                           ---------    ---------
                                                              62,301           64
Non-interest expense:
   Compensation                                              165,555      119,018(3)(4)
   Occupancy                                                  27,226       13,521
   Data processing                                            13,216       17,872
   Professional fees                                           6,265       22,686
   Advertising                                                 5,072        3,162
   Insurance                                                   5,853        3,062
   Office                                                     10,282        5,379
   Travel & Entertainment                                     10,952        5,729
   Depreciation and Amortization                              14,807        5,797
   Other                                                      13,743       10,310(5)
                                                           ---------    ---------
                                                             272,971      206,536
                                                           ---------    ---------
   Income (loss) before income taxes                           8,685      (90,236)
Provision for income taxes                                        --       (4,241)
                                                           ---------    ---------
   Net income                                              $   8,685    ($ 85,995)
                                                           =========    =========

   Earnings per common share - primary and fully diluted       $0.01       ($0.14)
   Weighted average shares outstanding                       597,082      597,082


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

                       USABancShares, Inc. and Subsidiary
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 1996




                                                            Additional                           Unearned
                                              Common          paid-in       Accumulated         compensation
                                               Stock          capital         deficit       Class B common stock
                                             --------        ----------     -----------     --------------------
December 31, 1995                            $597,082        $4,877,701    ($278,843)             ($533,755)

Net unrealized loss on
 securities available-for-sale                   --                --           --                      --

Amortization of unearned
 compensation Class B common stock               --                --           --                   27,140

Receipt of stock subscription receivable         --                --           --                      --

Net income                                       --                --          8,685                    --

                                             --------       ----------     ---------              ---------
Balance at March 3l, 1996                    $597,082       $4,877,701     ($270,158)             ($506,615)
                                             ========       ==========     =========              =========


                            [RESTUBBED EQUITY TABLE]


                                                                Net unrealized
                                               Stock                gain
                                            subscription        on securities
                                             receivable       available for sale       Total
                                             ----------       ------------------       -----
December 31, 1995                             ($20,000)             $16,657        $4,658,842

Net unrealized loss on
 securities available-for-sale                   --                 (14,585)          (14,585)

Amortization of unearned
 compensation Class B common stock               --                    --              27,140

Receipt of stock subscription receivable        20,000                 --              20,000

Net income                                       --                    --               8,685

                                               ------               -------        ----------
Balance at March 3l, 1996                        $0                  $2,072         4,700,082
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

        The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be anticipated for the full year.

2. ALLOWANCE FOR LOAN LOSSES

        The following is a summary of the allowance for loan losses for the three months ended March 31, 1996 and 1995:


                                       1996             1995
                                     -------          -------
Balance, January 1,                  $60,000             --

Additions:
  Allowance of acquired banks           --              8,800
  Provision for loan losses             --              1,200
                                     -------          -------
    Total additions                     --             10,000
                                     -------          -------

Deductions:
  Loan losses                           --               --
  Less recoveries on loans              --               --
                                     -------          -------
    Net loan losses                     --               --
                                     -------          -------

Balance, March 31,                   $60,000          $10,000
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
                                    ==========   ==========   ==========   ==========

                       USABancShares, Inc. and Subsidiary
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1996

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1995 Annual Report on Form 10-KSB. Results of operations for the three month period ended March 31, 1996 are compared to unaudited pro-forma results of operations for the period ended March 31, 1995 assuming the Merger of the Bank had occurred on January 1, 1995. Such pro-forma information is based upon the historical financial information as of that date, giving effect to the Merger, and accordingly, is accounted for under the purchase method of accounting. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results to be attained for any other period.

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

NET INTEREST INCOME

        Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since the company is asset sensitive, as interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, a significant decrease in the market rates of interest could adversely affect net interest income. In contrast, a rising interest rate environment could favorably impact the company's margin.

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

          As a result of these factors, the allowance for loan losses increased $50 thousand compared to the first quarter of 1995 and remained unchanged compared to the fourth quarter of 1995. The allowance for loan losses as a percentage of loans and leases outstanding was .68% at March 31, 1996, compared to .85% at year-end 1995 and .28% at March 31, 1995. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Accordingly, management has provided no expense for the three months ended March 31, 1996. Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. Net charge-offs on loans totaled $0.0 for the first quarter of 1996 compared to net charge-offs of $0.0 for the first quarter of 1995 and $0.0 for the fourth quarter of 1995.

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