Form 10QSB
period 1996-06-30
USABANCSHARES INC
filed 1996-08-14
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996

                                            OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

        Commission file number 000-27244

                             USABANCSHARES, INC.
       -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          PENNSYLVANIA                                 23-2806495
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


          ONE PENN SQUARE, 30 SOUTH 15TH  STREET, PHILADELPHIA, PA, 19102
          ---------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                  (Zip Code)

                                 (215) 569-4200
               -----------------------------------------------------
               (Registrant's telephone number, including area code)

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



Common Stock, $1.00 par value, outstanding on July 31,1996: 542,802
Class B Common Stock, $.01 par value, outstanding on July 31,1996: 10,000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                  Page #

        ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets                              3

        Consolidated  Statements of Income                     4,5

        Statements of Changes in Stockholders' Equity            6

        Consolidated Statements of Cash Flows                    7

        Notes to Consolidated Financial Statements               8

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        10

PART II.    OTHER INFORMATION

        Item 1. Legal Proceedings                               14

        Item 2. Change in Securities                            14

        Item 3. Defaults Upon Senior Securities                 14

        Item 4. Submission of Matters to a Vote of
                Security Holders                                14

        Item 5. Other Information                               14

        Item 6. Exhibits and Reports on Form 8-K                14

SIGNATURES                                                      15

                       USABANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                      June 30,        December 31,
                                                                       1996               1995
                                                                   ------------       ------------
ASSETS
Cash and cash equivalents:
 Cash and Due from banks                                            $   192,175      $    557,625
 Interest-bearing deposits with banks                                 2,452,972         7,536,508
                                                                   ------------       ------------
     Total cash and cash equivalents                                  2,645,147         8,094,133

Investment securities:
 Investments available for sale                                       3,065,194         2,589,532
 Investments held to maturity                                         8,431,696         7,478,613
                                                                   ------------       ------------
     Total investment securities                                     11,496,890        10,068,145

Loans                                                                11,758,832         7,057,197
Allowance for loan losses                                              (135,000)          (60,000)
     Loans, net                                                      11,623,832         6,997,197
Premises and Equipment, net                                             148,197           123,036
Goodwill                                                                177,355           185,492
Other assets                                                            350,626           317,520
                                                                   ------------       ------------
     Total assets                                                   $26,442,047      $ 25,785,523
                                                                   ------------       ------------
                                                                   ------------       ------------

LIABILITIES
Deposits:
 Demand                                                             $   105,199      $        -
 Passbook                                                             2,368,440         2,591,172
 NOW accounts                                                           564,768           405,850
 Certificates of deposit                                             18,498,810        17,801,887
                                                                   ------------       ------------
     Total deposits                                                  21,537,217        20,798,909
Other liabilities                                                       135,358           327,772
                                                                   ------------       ------------
     Total liabilities                                              $21,672,575      $ 21,126,681

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized  5,000,000 shares;
 no shares issued and outstanding
Common stock, $1.00 par value; authorized  10,000,000 shares;
 542,802 shares issued and outstanding and 54,280 shares of
 converted and unissued Class B common stock                            597,082           597,082
Additional paid-in capital                                            4,877,701         4,877,701
Accumulated deficit                                                    (211,584)         (278,843)
Unearned compensation, Class B common stock                            (479,475)         (533,755)
Stock subscription receivable                                                 0           (20,000)
Unrealized gain on securities available for sale                        (14,252)           16,657
                                                                   ------------       ------------
     Total stockholders' equity                                       4,769,472         4,658,842
                                                                   ------------       ------------
     Total liabilities and stockholders' equity                     $26,442,047      $ 25,785,523
                                                                   ------------       ------------
                                                                   ------------       ------------

   The accompanying notes are an integral part of these consolidated statements.


                       USABANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                            Six Months Ended
                                                                               June 30,
                                                                   ------------------------------

                                                                       1996              1995
                                                                    ----------        ---------
Interest income:
    Loans                                                           $  832,595        $ 145,661
    Investment securities                                              351,400          504,386
    Interest-bearing deposits and other                                144,417           30,603
                                                                    ----------        ---------
                                                                     1,328,412          680,650
Interest expense:
    Passbook                                                            32,254           33,563
    NOW Accounts                                                         5,196            4,635
    Certificates of deposit                                            516,443          408,736
    Other borrowings                                                       -             12,955
                                                                    ----------        ---------
                                                                       553,893          459,889
                                                                    ----------        ---------
        Net interest income                                            774,519         (459,889)
Provision for loan losses                                              (75,000)          (1,200)
                                                                    ----------        ---------
        Net interest income after provision for loan losses            699,519          219,561

Non-interest income
    Gain on sales of investment securities                              22,063              -
    Other                                                               45,615           (1,920)
                                                                    ----------        ---------
                                                                        67,678           (1,920)

Non-interest expense:
    Compensation                                                       381,036           96,494
    Occupancy                                                           52,666           37,265
    Data processing                                                     32,085           17,765
    Professional fees                                                   49,491           25,756
    Advertising                                                         11,558            7,529
    Insurance                                                           25,726              -
    Office                                                              37,362              -
    Travel & Entertainment                                              25,823              -
    Depreciation and Amortization                                       29,707           16,192
    Other                                                               54,484           39,037
                                                                    ----------        ---------
                                                                       699,938          240,038
                                                                    ----------        ---------
    Income before income taxes                                          67,259          (22,397)
Provision for income taxes                                                 -                -
                                                                    ----------        ---------
    Net income, (loss)                                              $   67,259        $ (22,397)
                                                                    ----------        ---------
                                                                    ----------        ---------
    Earnings per common share - primary and fully diluted            $    0.11        $   (0.04)
    Weighted average shares outstanding                                597,082          597,082


The accompanying notes are an integral part of these consolidated statements.

                                       USABANCSHARES, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                    1996              1995
                                                                  ----------       ---------
Interest income:
   Loans                                                          $  601,325       $  75,910
   Investment securities                                             186,775         262,857
   Interest-bearing deposits and other                                43,786          15,949
                                                                  ----------       ---------
                                                                     831,886         354,715
Interest expense:
   Passbook                                                           15,875          16,471
   NOW Accounts                                                        2,553           2,408
   Certificates of deposit                                           258,295         219,373
   Other borrowings                                                      -               -
                                                                  ----------       ---------
                                                                     276,723         238,252
                                                                  ----------       ---------
       Net interest income                                           555,163         116,463
Provision for loan losses                                            (75,000)              -
                                                                  ----------       ---------
       Net interest income after provision for loan losses           480,163         116,463
                                                                  ----------       ---------
Non-interest income
   Gain on sales of investment securities                                -               -
   Other                                                               5,377          (2,692)
                                                                  ----------       ---------
                                                                       5,377          (2,692)

Non-interest expense:
   Compensation                                                      215,481          45,742
   Occupancy                                                          25,440          18,148
   Data processing                                                    18,869           8,169
   Professional fees                                                  43,226           3,070
   Advertising                                                         6,486           4,366
   Insurance                                                          19,873             -
   Office                                                             27,080             -
   Travel & Entertainment                                             14,871             -
   Depreciation and Amortization                                      14,900          14,092
   Other                                                              40,740          23,857
                                                                  ----------       ---------
                                                                     426,966         117,444
                                                                  ----------       ---------
   Income before income taxes                                         58,574          (3,673)
Provision for income taxes                                               -              -
                                                                  ----------       ---------
   Net income, (loss)                                             $   58,574      $   (3,673)
                                                                  ----------       ---------
                                                                  ----------       ---------

   Earnings per common share - primary and fully diluted          $     0.10      $    (0.01)
   Weighted average shares outstanding                               597,082         597,082



   The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       For the six months ended June 30, 1996

                                                                               Unearned                       Net
                                                   Additional                compensation      Stock      unrealized
                                         Common     paid-in    Accumulated    Class B      subscription     gain on
                                         Stock      capital      deficit     Common Stock   receivable   AFS securities    Total
                                        --------   ---------    ---------     ------------  ------------ --------------  ---------
Balance at December 31, 1995            $597,082   $4,877,701   $(278,843)    $(533,755)     $(20,000)      $16,657     $4,658,842

Net unrealized loss on
securities available-for-sale              -              -                           -             -       (14,585)       (14,585)

Amortization of unearned
compensation Class B common stock          -              -            -         27,140             -             -         27,140

Receipt of stock subscription receivable   -              -                           -        20,000             -         20,000

Net income                                 -              -         8,685             -             -             -          8,685
                                        --------   ---------    ---------     ------------  ------------ --------------  ---------
Balance at March 31, 1996                597,082    4,877,701    (270,158)     (506,615)            -         2,072      4,700,082
                                        --------   ---------    ---------     ------------  ------------ --------------  ---------
                                        --------   ---------    ---------     ------------  ------------ --------------  ---------

Net unrealized loss on
securities available-for-sale              -              -             -             -             -       (16,324)       (16,324)

Amortization of unearned
compensation Class B common stock          -              -        27,140             -             -             -         27,140
27,140

Receipt of stock subscription receivable   -              -            -              -             -             -             -

Net income                                 -              -        58,574             -             -             -         58,574
                                        --------   ---------    ---------     ------------  ------------ --------------  ---------
Balance at June 30, 1996               $597,082    $4,877,701  $ (211,584)   $ (479,475)      $     -      $(14,252)    $4,769,472
                                        --------   ---------    ---------     ------------  ------------ --------------  ---------



                       USABANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1996



CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                   $    67,259
    Adjustments to reconcile net income to cash provided
    by operating activities
    Depreciation and amortization                                                     51,734
    Provision for loan losses                                                         75,000
    Amortization of organizational expense                                             2,749
    Gain on sale of investments available for sale                                   (22,063)
    Increase in accrued income and other assets                                      (33,106)
    Decrease in other liabilities                                                   (192,414)
                                                                                  -----------
      Net cash from operating activities                                             (50,841)
                                                                                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment securities available for sale                 1,482,188
    Purchase of investment securities available for sale                          (1,742,975)
    Purchase of investment securities held to maturity                            (1,649,500)
    Repayments of principal on investment securities held to maturity                499,178
    Repayments of principal on investment securities available for sale               48,289
    Net increase in loans                                                         (4,701,635)
    Purchases of premises and equipment                                              (15,898)
                                                                                  -----------
      Net cash from investing activities                                          (6,080,353)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand deposits and savings accounts                              41,385
    Net increase in certificates of deposit                                          696,923
    Repayment of other borrowed funds                                                (56,100)
                                                                                  -----------
      Net cash from financing activities                                             682,208
                                                                                  -----------

    Net increase (decrease) in cash and cash equivalents                          (5,448,986)

    Cash and cash equivalents, beginning of year                                   8,094,133
                                                                                  -----------

    CASH AND CASH EQUIVALENTS, END OF YEAR                                       $ 2,645,147


The accompanying notes are an integral part of these consolidated statements.

                            USABANCSHARES, INC. AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     JUNE 30, 1996


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

    The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30 1996, are not necessarily indicative of results to be anticipated for the full year.

2. ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the allowance for loan losses for the six months ended June 30, 1996 and 1995:

                                            1996      1995
                                        ----------  ---------
BALANCE, JANUARY 1,                      $ 60,000    $    -
                                        ----------  ---------

Additions:
   Allowance of acquired banks                -         8,800
   Provision for loan losses               75,000       1,200
                                        ----------  ---------
     Total additions                       75,000      10,000
                                        ----------  ---------

Deductions:
  Loan losses                                   0           0
  Less recoveries on loans                      0           0
     Net loan losses                            0           0
                                        ----------  ---------
BALANCE, JUNE 30,                        $135,000     $10,000
                                        ----------  ---------

3. INVESTMENT SECURITIES

      Investment securities consisted of the following at June 30, 1996 and December 31, 1995:

                                                         June 30, 1996
                                       -----------------------------------------------------
                                                      Gross         Gross       Approximate
                                        Amortized   Unrealized    Unrealized       Fair
                                           Cost       Gains         Losses         Value
                                       ----------  ------------  ------------  -------------
AVAILABLE FOR SALE
U.S. Government agency securities      $1,992,274  $      -        $ 15,566     $1,976,709
Mortgage-backed securities                984,914       6,029       978,885
Other securities                         109,600          -             -          109,600
                                       ----------  ------------  ------------  -------------
  Total available for sale             $3,086,788  $      -        $ 21,594     $3,065,194
                                       ==========  ============  ============  =============
Held to Maturity
U.S. Government agency securities      $  999,500  $      -        $ 33,489     $  966,011
Corporate securities                      400,000      30,014           -          430,014
Mortgage-backed securities              7,032,196         -          72,529      6,959,667
                                       ----------  ------------  ------------  -------------
  Total held to maturity               $8,431,696  $   30,014      $106,017     $8,355,692
                                       ==========  ============  ============  =============

                                                          December 31, 1995
                                       -----------------------------------------------------
                                                      Gross         Gross       Approximate
                                        Amortized   Unrealized    Unrealized       Fair
                                           Cost       Gains         Losses         Value
                                       ----------  ------------  ------------  -------------
AVAILABLE FOR SALE
Mortgage-backed securities             $2,480,495  $ 25,237        $    -       $2,505,732
Other securities                           83,800       -               -           83,800
                                       ----------  ------------  ------------  -------------
  Total available for sale             $2,564,295  $ 25,237        $    -       $2,589,532
                                       ==========  ============  ============  =============

Held to Maturity
Mortgage-backed securities             $7,478,613  $ 67,894        $ 12,350     $7,534,157
                                       ----------  ------------  ------------  -------------
  Total held to maturity               $7,478,613  $ 67,894        $ 12,350     $7,534,157
                                       ==========  ============  ============  =============

                        USABANCSHARES, INC. AND SUBSIDIARY

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    JUNE 30, 1996

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1995 Annual Report on Form 10-KSB. Results of operations for the six month period ended June 30, 1996 are compared to the unaudited results of operations, of the Bank, only, for the period ended June 30, 1995. Such information is based upon the historical financial information available as of that date. Results of operations for the six month period ended June 30, 1996 are not necessarily indicative of results to be attained for any other period.

RESULTS OF OPERATIONS

NET INCOME

    The Company reported net income of $67,259, or $.11 per share, for the six months ended June 30, 1996. This represents a 400.3% increase in net income, and a corresponding 400.3% increase in earnings per share as compared to ($22,397) or ($.04) per share loss, for the six months ended June 30, 1995. Increased net income was primarily the result of increased net interest margins enhanced by interest earning asset growth. Noninterest income rose mainly due to a gain on the sale of an investment security. Expenses increased mainly due to costs associated with the hiring of additional employees as well as the production of additional earning assets.

NET INTEREST INCOME

    Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since the company is asset sensitive, because interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, a significant decrease in the market rates of interest could adversely affect net interest income. In contrast, a rising interest rate environment could favorably impact the company's margin. Net interest income for the six months ended June 30, 1996, increased $553,758 or
250.84%, to $774,519 from $220,761 for the same period in 1995.   Average
interest-earning assets increased by $6.9 million, or 33.71%, to $27.3 million, for the six months ended June 30, 1996 compared to the same period in 1995. Average interest-bearing liabilities increased $2.3 million or 11.78% over the same period. The average net interest spread increased from 1.88% to 5.30%, which was caused by the increase in average earning assets as discussed above. The company's net interest margin for the six months ended June 30, 1996 was 6.15%, an increase of 398 basis points from 2.17% for the comparable period of 1995. The improvement was primarily related to the higher volumes of earning assets during the six months ended June 30, 1996 compared to the same period in 1995.

ANALYSIS OF NET INTEREST INCOME

    The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

RATE VOLUME ANALYSIS - Six Months Ended June 30,

                                                                       Year-to-Date
                                           ----------------------------------------------------------------------
                                                            1996                                 1995
                                           -------------------------------------  ----------------------------------
                                             Average                   Average      Average    Average
ASSETS:                                      Balance      Interest       Rate       Balance    Interest     Rate
                                           -----------  ------------  ----------  -----------  ----------  ------
Interest earning assets:
Loans                                      $ 9,408,015  $   832,595     17.70%    $ 3,521,020  $145,661     8.27%
Investment securities                       10,782,518      351,400      6.52%     14,558,199   504,386     6.93%
Interest-bearing deposits and other          4,994,740      144,417      5.78%      2,270,903    30,603     2.70%
                                           -----------  ------------  ----------  -----------  ----------  ------
    Total earning assets                    25,185,272    1,328,412     10.55%     20,350,122   680,650     6.69%
Non interest earning assets                    928,513                                352,718
                                           -----------                            -----------
   Total assets                             26,113,785                             20,702,839
                                           -----------                             -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Passbook                                     2,479,806       32,254      2.60%      2,798,227   33,563     2.40%
NOW accounts                                   485,309        5,196      2.14%        388,529    4,635     2.39%
Certificates of deposit                     18,150,349      516,443      5.69%     15,575,448  408,736     5.25%
Other borrowings                                   -            -        0.00%        380,000   12,955     6.82%
                                           -----------  ------------  ----------  -----------  ----------  ------
    Total interest-bearing liabilities      21,115,464      553,893      5.25%     19,142,203  459,889     4.80%
Other liabilities
    Total liabilities                          284,165                                 84,015
                                           -----------                            -----------
Stockholders' equity                         4,714,157                              1,476,621
                                           -----------                             -----------
    Total liabilities and stockholders'
     equity                                 26,113,785                             20,702,839
                                           -----------                             -----------

Excess of interest earning assets over     -----------                             -----------
interest-bearing liabilities                 4,069,809                              1,207,919
                                           ===========                             ===========
Net interest income                                         774,519                   220,761
                                                         ===========               ===========
Effective interest differential (spread)                                 5.30%                             1.88%
                                                                      ----------                           ------
Net yield on average interest earning assets                             6.15%                             2.17%
                                                                      ----------                           ------

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

    As a result of these factors, the provision for loan losses increased $75,000 during the quarter ended June 30, 1996. The allowance for loan losses as a percentage of loans and leases outstanding was 1.15% at June 30, 1996, compared to .85% at year-end 1995 and .26% at June 30, 1995. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions.

    Other than as previously noted, management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. No charge-offs on loans were recorded during the second quarter of 1996 or for the comparable quarter in 1995.

INTEREST EXPENSE

    Total interest expense increased $94,004, or 20.44%, compared to the comparable period in 1995 due to both higher volumes of certificates of deposit and higher rates paid on those new volumes. The average cost of funds, including other borrowings, was 5.25% for the first six months of 1996 compared to 4.80% over the same period in 1995.

NONINTEREST INCOME

    Noninterest income increased $69,598 in the first six months of 1996
compared to the same six months of 1995.    Gains on sales of securities
classified as available for sale increased $22,063 during the period. Service charges on deposit accounts, other service charges, letter of credit fees and other miscellaneous income accounted for the additional $47,535 during the period.

OTHER EXPENSE

    Other expense increased $459,900 in the first six months of 1996 compared to the first six months of 1995. Compensation expense increased $284,542 in this comparison mainly as a result of additions to staff early in the first quarter of 1996. In addition, occupancy expense increased $15,401 as a result of rental of additional space for corporate offices. Office, travel and entertainment, advertising, and depreciation and amortization expenses increased $80,729 due to the increased efforts to attract additional customers. The increase of $23,735 in professional fees was primarily due to the aquisition of approximately $4.3 million of loans from the FDIC, during second quarter.

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

    Deposits are the Company's primary source of new funds. Total deposits were approximately $21.5 million at June 30, 1996, up from approximately $20.8 million at December 31, 1995. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to marketing efforts, and new business development programs initiated by Company. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and Federal Home Loan Bank ("FHLB") borrowings to provide liquidity.
 Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors.

    Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

    Both the Company and its subsidiary bank are required to comply with certain "risk-based" capital adequacy guidelines issued by the Federal Reserve Bank ("FRB") (for the Company) and the FDIC (for the subsidiary). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, institutions are expected to meet minimum ratios for "qualifying total capital" and tier 1 capital to risk-weighted assets of 8% and 4% respectively and a minimum leverage ratio (the ratio of tier 1 capital to total average assets) of 3% plus an additional cushion of between 1% and 2%. As used in the guidelines, "tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) include allowances for credit losses (within limits), certain excess levels of preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. The subordinated debt component of tier 2 capital is reduced by 20% per year over the last five years of the term of the subordinated debt. The following table sets forth the regulatory capital ratios of the Company and its subsidiary Peoples Thrift Savings Bank as of June 30, 1996, together with the minimum ratios required under the regulation for an institution to be deemed "well capitalized". At June 30, 1996, both the Company and its subsidiary were considered "well capitalized" under FDIC regulations.

                                               Tier 1 Capital    Total Capital
                                              to Risk-Weighted  to Risk-Weighted
                           Leverage Ratio (1)   Assets Ratio      Assets Ratio
                          ------------------- ----------------- ----------------
Entity:
  The Company                    17.64%            37.06%            38.14%
  Peoples Thrift Savings Bank    17.06%            35.41%            36.50%
  "Well capitalized" institution
    (under FDIC Regulations)      5.00%             6.00%            10.00%

_____________________
(1) The "leverage ratio" is the ratio of tier 1 capital to total average assets.

PART II

ITEM 1. LEGAL PROCEEDINGS

        Not applicable

ITEM 2. CHANGES IN SECURITIES

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On , June 28, 1996, the Annual Meeting of stockholders of the Company was held to elect directors and ratify the appointment of auditors.
With respect to the election of directors, the results were as follows:

        NOMINEE:                  FOR       WITHHELD
        Bruce W. Kauffman        350,544      10
        Leonard A. Sylk          350,554       0
        Kenneth L. Tepper        350,554       0
        Clarence L. Rader        350,554       0
        Carmen J. Cocca, Jr.     350,554       0
        Jeffrey A. D'Ambrosio    350,554       0
        George C. Fogwell, III   350,554       0
        John A. Gambone          350,554       0
        George M. Laughlin       350,554       0
        Wayne O, Leevy           350,554       0

        With respect to the ratification of Grant Thornton, LLP as the Company's independent auditors, the results were as follows: 350,554 Votes For, 0 Votes Against, and 0 Votes Abstain.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND OTHER INFORMATION ON FORM 8-K

        None

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

                                USABANCSHARES, INC.


    Date: July 13, 1996     By: /s/  Kenneth L. Tepper
                                ---------------------------
                                Kenneth L. Tepper,
                                President and Chief Executive Officer
                                (Principal Executive Officer)




    Date: July 13, 1996     By: /s/  David J. Torpey
                                ---------------------------
                                David J. Torpey,
                                Vice President and Chief Financial Officer
                                (Principal Accounting and Financial Officer)

    In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

July ___, 1996              /s/ Bruce W. Kauffman
                           ---------------------------
                            Bruce W. Kauffman
                            Chairman of the Board


July ___, 1996              /s/ Leonard A. Sylk
                           ---------------------------
                            Leonard A. Sylk
                            Director


July ___, 1996              /s/ Carmen Cocca
                           ---------------------------
                            Carmen Cocca
                            Director


July ___, 1996              /s/ Jeffrey A. D'Ambrosio
                           ---------------------------
                            Jeffrey A. D'Ambrosio
                            Director


July ___, 1996              /s/ George C. Fogwell
                           ---------------------------
                            George C. Fogwell
                            Director


July ___, 1996              /s/ John A. Gambone
                           ---------------------------
                            John A. Gambone
                            Director


July ___, 1996              /s/ George M. Laughlin
                           ---------------------------
                            George M. Laughlin
                            Director


July ___, 1996              /s/ Clarence L. Rader
                           ---------------------------
                            Clarence L. Rader
                            Director of Company
                            Vice Chairman of Bank