Form 10QSB
period 1996-09-30
USABANCSHARES INC
filed 1996-11-14
CIK 945532

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     ----------

                                     FORM 10-QSB

    (Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarter Ended September 30, 1996
                                          OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to

    Commission file number 000-27244


                             USABANCSHARES, INC.
      (Exact name of small business issuer as specified in its charter)


          PENNSYLVANIA                                 23-2806495
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)


           ONE PENN SQUARE, 30 SOUTH 15TH  STREET, PHILADELPHIA, PA, 19102
                       (Address of Principal Executive Offices)
                                      (Zip Code)

                                    (215) 569-4200
                 (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES /X/   NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value, outstanding on August 31,1996: 542,802
Class B Common Stock, $.01 par value, outstanding on August 31,1996: 10,000

                                  TABLE OF CONTENTS


                                                                     Page #
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                      3

         Consolidated  Statements of Income                             4,5

         Statements of Changes in Stockholders' Equity                    6

         Consolidated Statements of Cash Flows                            7

         Notes to Consolidated Financial Statements                       8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             10

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                       15

         Item 2. Change in Securities                                    15

         Item 3. Defaults Upon Senior Securities                         15

         Item 4. Submission of Matters to a Vote of Security Holders     15

         Item 5. Other Information                                       15

         Item 6. Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                               16


                     USABANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET

                                                  September 30,     December 31,
                                                      1996             1995
                                                  -------------     ------------

ASSETS
Cash and cash equivalents:
 Cash and Due from banks                           $   85,655       $   557,625
 Interest-bearing deposits with banks               2,966,474         7,536,508
   Total cash and cash equivalents                 ----------       ------------
                                                    3,052,129         8,094,133
Investment securities:
  Investments available for sale                    3,905,969         2,589,532
  Investments held to maturity                      8,840,847         7,478,613
    Total investment securities                   -----------        ----------
                                                   12,746,816        10,068,145

Loans                                              14,899,835         7,057,197
Allowance for loan losses                            (185,000)          (60,000)
                                                   ----------        ----------
   Loans, net                                      14,714,835         6,997,197

Premises and Equipment, net                           149,754           123,036
Goodwill                                              180,453           185,492
Other assets                                          483,864           317,520
                                                  -----------        ----------
   Total assets                                   $31,327,851       $25,785,523
                                                 ------------      ------------
                                                 ------------      ------------


LIABILITIES
Deposits:
  Demand                                           $   25,130       $    --
  Passbook                                          2,104,584         2,591,172
  NOW accounts                                        572,676           405,850
  Certificates of deposit                          21,081,487        17,801,887
                                                  -----------       -----------
    Total deposits                                 23,783,877        20,798,909
Other borrowed money                                2,500,000            --
Other liabilities                                     129,940           327,772
                                                   -----------        ---------
    Total liabilities                             $26,413,817       $21,126,681


STOCKHOLDERS' EQUITY
Preferred stock, $1,00 par value;
  authorized 5,000,000 shares;
  no shares issued and outstanding                     --                --
Common stock, $1,00 par value;
  authorized 10,000,000 shares;
  542,802 shares issued and
  outstanding and 54,280 shares of
  converted and unissued Class B common stock         597,082           597,082
Additional paid-in capital                          4,877,701         4,877,701
Accumulated deficit                                   (95,281)         (278,843)
Unearned compensation, Class B common stock          (452,335)         (533,755)
Stock subscription receivable                               0           (20,000)
Unrealized gain on securities available for sale      (13,133)           16,657
                                                   -----------        ---------
  Total stockholders' equity                        4,914,034         4,658,842
                                                   -----------        ---------
    Total liabilities and stockholders' equity    $31,327,851       $25,785,523
                                                   -----------        ---------
                                                   -----------        ---------


The accompanying notes are an integral part of these consolidated statements.

                     USABANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME


                                                         Nine Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      1996             1995
                                                  -----------       ----------

Interest income:
  Loans                                            $1,409,126       $  248,920
  Investment securities                               562,625          676,039
  Interest-bearing deposits and other                 173,716          111,611
                                                  -----------       ----------
                                                    2,145,467        1,036,570
Interest expense:
  Passbook                                             46,428           50,444
  NOW Accounts                                          8,378            6,670
  Certificates of deposit                             785,150          672,163
  Other borrowings                                      5,808            4,638
                                                   ----------       ----------
                                                      845,764          733,916
                                                   ----------       ----------
    Net interest income                             1,299,703          302,654
Provision for loan losses                            (125,000)          (1,200)
                                                   ----------       ----------
    Net interest income after provision
      for loan losses                               1,174,703          301,454
                                                   ----------       ----------

Non-interest income
 Gain on sales of investment securities                22,063             --
 Other                                                 74,027            2,420
                                                   -----------      -----------
                                                       96,090            2,420

Non-interest expense:
  Compensation                                        602,988          152,513
  Occupancy                                            82,481           35,019
  Data processing                                      51,502           51,329
  Professional fees                                    54,720           49,685
  Advertising                                          16,071            9,566
  Insurance                                            45,956            8,851
  Office                                               50,666           10,372
  Travel & Entertainment                               53,204            2,568
  Depreciation and Amortization                        38,924           16,347
  Other                                                90,719           36,816
                                                   -----------      -----------
                                                    1,087,231          373,065
                                                   -----------      -----------
  Income before income taxes                          183,562          (69,191)
Provision for income taxes                               --             (4,241)
                                                   -----------      -----------
  Net income, (loss)                               $  183,562       $  (64,950)
                                                   -----------      -----------
                                                   -----------      -----------

  Earnings per common share--primary
    and fully diluted                              $     0.31       $    (0.82)
  Weighted average shares outstanding                 597,082           79,114


The accompanying notes are an integral part of these consolidated statements.

                     USABANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      1996             1995
                                                    --------         --------


Interest income:
  Loans                                             $576,531         $ 90,310
  Investment securities                              211,225          216,916
  Interest-bearing deposits and other                 29,297           53,205
                                                    --------         --------
                                                     817,053          360,430

Interest expense:
  Passbook                                            14,174           16,199
  NOW Accounts                                         3,182            2,035
  Certificates of deposit                            268,707          254,073
  Other borrowings                                     5,808             --
                                                    --------         --------
                                                     291,871          272,307
                                                    --------         --------
    Net interest income                              525,182           88,123
Provision for loan losses                            (50,000)            --
                                                    --------         --------
    Net interest income after provision
      for loan losses                                475,182           88,123
                                                    --------         --------
Non-interest income
  Gain on sales of investment securities                --               --
  Other                                               28,412            2,316
                                                    --------         --------
                                                      28,412            2,316
Non-interest expense:
  Compensation                                       221,952           52,964
  Occupancy                                           29,815           13,773
  Data processing                                     19,416           13,503
  Professional fees                                    5,229           27,334
  Advertising                                          4,514            2,037
  Insurance                                           20,230            2,976
  Office                                              13,304            4,836
  Travel & Entertainment                              27,381              975
  Depreciation and Amortization                        9,217            5,510
  Other                                               36,233            9,086
                                                    --------         --------
                                                     387,291          132,994
                                                    --------         --------
  Income before income taxes                         116,303          (42,554)
Provision for income taxes                              --               --
                                                    --------         --------
  Net income, (loss)                                $116,303         $(42,554)
                                                    --------         --------
                                                    --------         --------

  Earnings per common share--primary
    and fully diluted                               $   0.19         $  (0.54)
  Weighted average shares outstanding                597,082           79,114


The accompanying notes are an integral part of these consolidated statements.

                                  USABANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE NINE MONTHS ENDED
                                    SEPTEMBER 30, 1996

                                                                          UNEARNED                           NET
                                           ADDITIONAL                   COMPENSATION       STOCK          UNREALIZED
                                COMMON      PAID-IN      ACCUMULATED       CLASS B      SUBSCRIPTION       GAIN ON
                                STOCK       CAPITAL        DEFICIT      COMMON STOCK     RECEIVABLE     AFS SECURITIES     TOTAL
                               --------    ----------    -----------    ------------    ------------    --------------   --------
Balance at December 31, 1995   $597,082    $4,877,701     ($278,845)      ($533,755)       ($20,000)       $ 16,657      $4,658,842


Net unrealized loss on
securities available-for-sale        --            --            --              --              --         (14,585)        (14,585)


Amortization of unearned
compensation Class B
common stock                         --            --            --          27,140              --              --          27,140


Receipt of stock subscription
receivable                           --            --            --              --          20,000              --          20,000


Net income                           --            --         8,685              --              --              --           8,685


-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996       597,082     4,877,701      (270,158)       (506,615)             --           2,072       4,700,082
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Net unrealized loss on
securities available-for-sale        --            --            --               --             --         (16,324)        (16,324)


Amortization of unearned
compensation Class B
common stock                         --            --            --          27,140              --             --           27,140


Receipt of stock subscription
receivable                           --            --            --               --             --             --            --


Net income                           --            --        58,574               --             --             --           58,574

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996       $597,082    $4,877,701    $ (211,584)     $ (479,475)        $    --        $(14,252)     $4,769,472
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Net unrealized loss on
securities available-for-sale       --             --            --              --              --           1,119           1,119


Amortization of unearned
compensation Class B
common stock                         --            --            --          27,140              --              --          27,140


Net income                           --            --       116,303              --              --              --         116,303


-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996  $597,082    $4,877,701    $ (95,281)      $ (452,335)        $     --       $(13,133)     $4,914,034
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated statements.

                       USA BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                      $    183,562
 Adjustments to reconcile net income to cash provided
  by operating activities
 Depreciation and amortization                                         31,178
 Provision for loan losses                                            125,000
 Amortization of organizational expense                                 7,746
 Gain on sale of investments available for sale                       (22,063)
 Increase in accrued income and other assets                         (166,343)
 Decrease in other liabilities                                       (197,833)
                                                                 -------------

  Net cash from operating activities                                  (38,753)
                                                                 -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of investment securities available for sale     1,482,188
 Purchase of investment securities available for sale              (2,492,975)
 Purchase of investment securities held to maturity                (2,148,094)
 Repayments of principal on investment securities                     593,671
 Net increase in loans                                             (7,842,638)
 Purchases of premises and equipment                                   (24,272)
                                                                 -------------

   Net cash from investing activities                             (10,432,119)
                                                                 -------------


CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in demand deposits and savings accounts                    (294,632)
 Increase in certificates of deposit                                3,279,600
 Increase in other borrowings                                       2,500,000
 Repayment of other borrowed funds                                    (56,100)
                                                                 -------------
   Net cash from financing activities                               5,428,868
                                                                 -------------

 Net increase (decrease) in cash and cash equivalents              (5,042,004)


 Cash and cash equivalents, beginning of year                       8,094,133
                                                                 -------------

 CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 3,052,129
                                                                 -------------
                                                                 -------------

The accompanying notes are an integral part of these consolidated statements.

(1) The Company has not provided a Pro-forma Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 because management does not believe this information would be meaningful.

                    USABANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1996

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

    The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30 1996, are not necessarily indicative of results to be anticipated for the full year.

2.  ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the allowance for loan losses for the nine months ended September 30, 1996 and 1995:

                                                           1996          1995
                                                        --------       -------

BALANCE, JANUARY 1                                      $60,000        $  --
                                                        --------       -------

Additions:
  Allowance of acquired banks                              --            8,800
  Provision for loan losses                              125,000         1,200
                                                        --------       -------
    Total additions                                      125,000        10,000
                                                        --------       -------
                                                        --------       -------

Deductions:
  Loan losses                                                  0             0
  Less recoveries on loans                                     0             0
    Net loan losses                                            0             0
                                                        --------       -------
BALANCE, SEPTEMBER 30                                   $185,000       $10,000
                                                        --------       -------
                                                        --------       -------


3.  INVESTMENT SECURITIES

    Investment securities consisted of the following at September 30, 1996 and December 31, 1995:


                                                                                            SEPTEMBER 30, 1996
                                                                         --------------------------------------------------------
                                                                                          Gross          Gross        Approximate
                                                                          Amortized     Unrealized     Unrealized         Fair
                                                                            Cost          Gains          Losses           Value
                                                                         -----------    ----------     ----------     -----------

AVAILABLE FOR SALE
U.S. Government agency securities                                        $2,742,460     $   --          $ 15,335       $2,727,125
Mortgage-backed securities                                                  952,158         --             4,564          947,594
Other securities                                                            125,000         --              --            125,000
                                                                         ----------     ----------      --------       ----------
  Total available for sale                                               $3,819,618     $   --          $ 19,899       $3,799,719
                                                                         ----------     ----------      --------       ----------
                                                                         ----------     ----------      --------       ----------

HELD TO MATURITY
U.S. Government agency securities                                        $1,498,118     $   --          $ 23,073       $1,475,045
Corporate securities                                                        400,000      26,468             --            426,468
Mortgage-backed securities                                                6,942,729         --           114,478        6,828,551
                                                                         ----------     ----------      --------       ----------
  Total held to maturity                                                 $8,840,847     $26,468         $137,252       $8,730,064
                                                                         ----------     ----------      --------       ----------
                                                                         ----------     ----------      --------       ----------


                                                                                            DECEMBER 31, 1995
                                                                         --------------------------------------------------------
                                                                                          Gross          Gross        Approximate
                                                                          Amortized     Unrealized     Unrealized         Fair
                                                                            Cost          Gains          Losses           Value
                                                                         -----------    ----------     ----------     -----------

AVAILABLE FOR SALE
Mortgage-backed securities                                              $2,480,495      $25,237         $    --        $2,505,732
Other securities                                                            83,800         --               --             83,800
                                                                         ----------     ----------      --------       ----------
  Total available for sale                                               $2,564,295     $25,237         $   --         $2,589,532
                                                                         ----------     ----------      --------       ----------
                                                                         ----------     ----------      --------       ----------

HELD TO MATURITY
Mortgage-backed securities                                               $7,478,613     $67,894         $ 12,350       $7,534,157
                                                                         ----------     ----------      --------       ----------
  Total held to maturity                                                 $7,478,613     $67,894         $ 12,350       $7,534,157
                                                                         ----------     ----------      --------       ----------
                                                                         ----------     ----------      --------       ----------

                          USABANCSHARES, INC. AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  SEPTEMBER 30, 1996

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1995 Annual Report on Form 10-KSB. Results of operations for the nine month period ended September 30, 1996 are compared to the unaudited results of operations, of the Bank only, for the period ended September 30, 1995. Such information is based upon the historical financial information available as of that date. Results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of results to be attained for any other period.

RESULTS OF OPERATIONS

NET INCOME

    The Company reported net income of $183,562, or $.31 per share, for the nine months ended September 30, 1996, compared to a $64,950 loss, for the nine months ended September 30, 1995, representing a 382.6% increase. Increased net income was primarily the result of discount accretion on purchased loans as well as increased net interest margins associated with interest earning asset growth. Noninterest income rose due to a gain on the sale of an investment security and additional loan review fees associated with higher commercial loan volumes. Expenses increased mainly due to costs associated with the hiring of additional employees as well as the production of additional earning assets.

NET INTEREST INCOME

    The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities.
Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
 Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The Company is asset sensitive and as interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, a significant decrease in the market rates of interest could adversely affect net interest income.
In contrast, a rising interest rate environment could favorably impact the Company's margin. Net interest income for the nine months ended September 30, 1996, increased $997,049 or 329.4%, to $1,299,703 from $302,654 for the same period in 1995. Average interest-earning assets increased by $7.3 million, or 36.0%, to $27.6 million, for the nine months ended September 30, 1996 compared to the same period in 1995. Average interest-bearing liabilities increased $3.3 million or 17.4% over the same period. The average net interest spread increased from 1.69% to 5.34%, which was caused by the increase in average earning assets as discussed above. The Company's net interest margin for the nine months ended September 30, 1996, was 6.28%, compared to 1.99% for the same period in 1995. The improvement was primarily related to discount accretion on purchased loans and higher volumes of earning assets during the nine months ended September 30, 1996, compared to the same period in 1995.

ANALYSIS OF NET INTEREST INCOME

    The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:


                                                                                   YEAR-TO-DATE
                                              -------------------------------------------------------------------------------------
                                                                  1996                                       1995

                                              -------------------------------------------------------------------------------------
                                                   AVERAGE                      AVERAGE         AVERAGE                   AVERAGE
ASSETS:                                            BALANCE       INTEREST         RATE          BALANCE       INTEREST      RATE
                                                ------------     --------        -------        -------       --------   --------
Interest earning assets
Loans                                           $ 10,978,516     $1,409,126     $   17.11%      $ 3,530,041   $  248,920     9.40%
Investment securities                             11,351,687        562,625          6.61%       14,530,057      676,079     6.20%
Interest-bearing deposits and other                5,251,491        173,716          4.41%        2,222,277      111,611     6.70%
                                                ------------     ----------      ---------      -----------   ----------     -----
   Total earning assets                           27,581,694      2,145,467         10.37%       20,282,376    1,036,570     6.81%
Non interest earning assets                          974,993                                        400,431
                                                ------------                                    -----------
   Total assets                                   28,556,687                                     20,682,807
                                                ------------                                    -----------
                                                ------------                                    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
Passbook                                           2,347,878         46,428          2.64%        2,592,375       50,444     2.59%
NOW accounts                                         489,263          8,378          2.28%          397,163        6,670     2.24%
Certificates of deposit                           19,441,687        785,150          5.38%       15,851,036      672,163     5.65%
Other borrowings                                     140,426          5,807          5.51%          125,000        4,638     4.95%
                                                ------------     ----------     ----------      -----------   ----------     ----
   Total interest-bearing liabilities             22,419,253        845,764          5.03%       18,965,575      733,916     5.16%
Other liabilities                                  1,350,995                                        251,833
                                                ------------                                    -----------
Stockholders' equity                               4,786,438                                      1,465,400
                                                ------------                                    -----------
   Total liabilities and stockholders' equity     28,556,687                                     20,682,807
                                                ------------                                    -----------


Excess of interest earning assets over          ------------                                    -----------
  interest-bearing liabilities                     5,162,440                                      1,316,801
                                                ------------     ----------                     -----------   ----------
                                                ------------     ----------                     -----------   ----------
Net interest income                                               1,299,703                                      302,654
                                                                 ----------                                   ----------
                                                                 ----------                                   ----------

Effective interest differential (spread)                                              5.34%                                   1.65%

                                                                                    -------                                  -----
Net Yield on average interest earning assets                                          6.28%                                   1.99%
                                                                                    -------                                  -----
                                                                                    -------                                  -----


RATE VOLUME ANALYSIS--NINE MONTHS ENDED SEPTEMBER 30,

                                                           1996 VS 1995
                                              -------------------------------------------
                                                  INCREASE OR DECREASE
                                                    DUE TO CHANGE IN              TOTAL
                                              ----------------------------
                                                 AVERAGE         AVERAGE         INCREASE
                                                 VOLUME           RATE          (DECREASE)
                                              -----------        -----------    ----------
Variance in interest income on
  Interest-earning assets:
Loans                                         $     9,129        $ 1,151,077    $ 1,160,206
Investment securities                            (499,986)           386,572       (113,414)
Interest-bearing deposits and other               (23,695)            85,799         62,105
                                              ------------       -----------    ------------
   Total interest-earning assets                 (514,551)         1,623,448      1,108,897




Interest-bearing deposits
Deposits
Passbook                                          (35,215)            31,200         (4,016)
NOW accounts                                       (3,931)             5,639          1,708
Certificates of deposit                          (397,355)           510,342        122,987
Other borrowings                                   (2,901)             4,070          1,169
                                              ------------       -----------    ------------
   Total interest-bearing liabilities            (439,403)           551,251        111,848

                                              ------------       -----------    ------------
Change in net interest income                     (75,149)         1,072,198        997,049
                                              ------------       -----------    ------------

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

    As a result of these factors, the provision for loan losses increased $50,000 during the quarter ended September 30, 1996. The allowance for loan losses as a percentage of loans and leases outstanding was 1.24% at September 30, 1996, compared to .85% at year-end 1995 and .23% at September 30, 1995. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions.

    Management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant as to possible loan losses when compared to the entire loan portfolio. No charge-offs on loans were recorded during the third quarter of 1996 or for the comparable quarter in 1995.

INTEREST EXPENSE

    Total interest expense increased $111,848 or 15.24%, compared to the nine months ended September 30, 1996, due to higher new volumes of certificates of deposit. The average cost of funds, including other borrowings, was 5.03% for the first nine months of 1996 compared to 5.16% over the same period in 1995.

NONINTEREST INCOME

    Noninterest income increased $93,670 in the first nine months of 1996
compared to the same nine months of 1995.   Gains on sales of securities
classified as available for sale increased $22,063 during the period.
Service charges on deposit accounts, other service charges, loan review fees, letter of credit fees and other miscellaneous income accounted for the additional $71,607 during the period.

OTHER EXPENSE

    Other expense increased $714,166 or 191.4%, compared to the first nine months of 1995. Compensation expense increased $450,475 mainly as a result of additions to staff early in the first quarter of 1996. In addition, occupancy expense increased $47,462 as a result of rental of additional space for corporate offices. Office, travel and entertainment, advertising, depreciation and amortization expenses and other miscellaneous expenses increased $173,916 due to the increased efforts to attract additional customers. Professional fees increased $5,035 due to an accrual increase in anticipation of higher year-end audit fees compared to the same period in 1995.

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

    Deposits are the Company's primary source of new funds. Total deposits increased to $23.8 million or 14.4% at September 30, 1996, compared to $20.8 million as of December 31, 1995. A concerted effort has been made to attract deposits in the market area served by the Bank through competitive pricing of the Bank s retail deposit products. Increases over the period are due to marketing efforts, and new business development programs initiated by Company. Management anticipates that the Company will continue to rely on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The following table summarizes the composition of the Bank s deposit portfolio.

                                                 September 30,    December 31,
                                                     1995             1995
                                                 ------------     -----------

DEPOSITS:
Demand                                           $    25,130      $     4,186
Passbook                                           2,104,584        2,591,172
NOW Accounts                                         572,676          401,664
Certificates Under $100,00                        18,588,760       16,026,887
Certificates Over $100,000                         2,492,727        1,775,000
                                                 ------------     -----------
Total Deposits                                   $23,783,877      $20,798,909
                                                 ------------     -----------
                                                 ------------     -----------


    The following table represents the contractual maturity of time deposits greater than $100,000 at September 30, 1996.


                           0-90    91-365       1-5       Over 5
                           Days      Days      Years      Years        Totals
                          -----  ----------   --------   --------   ---------

Contractural Maturity     $ --   $1,583,508   $782,443   $126,776   $2,492,727
                          ----   ----------   --------   --------   ----------



    Other borrowings increased to $2.5 million at September 30, 1996, compared to $0.0 as of December 31, 1995. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

    Both the Company and the Bank are required to comply with certain "risk-based" capital adequacy guidelines issued by the Federal Reserve Bank ("FRB") (for the Company) and the FDIC (for the Bank). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, institutions are expected to meet minimum ratios for "qualifying total capital" and Tier 1 capital to risk-weighted assets of 8% and 4% respectively and a minimum leverage ratio (the ratio of Tier 1 capital to total average assets) of 3% plus an additional amount equal to between 1% and 2%. As used in the guidelines, "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) include allowances for credit losses (within certain limits), certain excess levels of preferred stock and certain types of "hybrid" capital instruments. subordinated debt and other preferred stock. The subordinated debt component of Tier 2 capital is reduced by 20% per year over the last five years of the term of any subordinated debt.

    The following table sets forth the regulatory capital ratios of the Company and its subsidiary Peoples Thrift Savings Bank as of September 30, 1996, together with the minimum ratios required under the regulation for an institution to be deemed "well capitalized".


                                                                                          Tier 1 Capital       Total Capital
                                                                                         to Risk-Weighted     to Risk-Weighted
                                                                    Leverage Ratio(1)      Assets Ratio         Assets Ratio
                                                                    -----------------    ----------------     ----------------

ENTITY:
  The Company                                                           16.24%                 32.78%              34.03%
  Peoples Thrift Savings Bank                                           15.17%                 31.16%              32.41%
  "Well capitalized" institution (under FDIC Regulations)                5.00%                  6.00%              10.00%


----------
(1) The "leverage ratio" is the ratio of Tier 1 capital to total average assets.


RECENT DEVELOPMENTS

     The Company has reached a tentative agreement to acquire Keystone Savings Bank. Consummation of the transaction is subject to a number of conditions including but not limited to, the negotiation of the terms of a definitive agreement and completion of due diligence. Keystone operates offices in Malvern and Germantown, Pennsylvania.

PART II

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

            Not Applicable

ITEM 2.     CHANGES IN SECURITIES
            ---------------------

            Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            Not Applicable

ITEM 5.     OTHER INFORMATION
            -----------------

            Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (A)  Exhibits
                                                     Page No. in Sequential
            Exhibit No.                                Numbering System
            -----------                                ----------------

            4.  Articles and Bylaws                           *


           27.  Financial Data Schedule

           (B)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1996.
    _______________________________

    * Incorporated by reference from the Registration Statement on Form SB-2 of the Company, as amended, Registration No. 00027244

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                  USABANCSHARES, INC.


    Date: November 13, 1996        By:  /s/  Kenneth L. Tepper
                                        -------------------------------
                                   Kenneth L. Tepper,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




    Date: November 13, 1996        By:  /s/  David J. Torpey
                                   ----------------------------------
                                   David J. Torpey,
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)