Form 10KSB
period 1996-12-31
USABANCSHARES INC
filed 1997-04-15
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   Form 10-KSB

    (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    (fee required)

For the Fiscal Year Ended December 31, 1996.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (no fee required)

For the transition period from_________to ___________

                         Commission file number 33-92506

                               USABANCSHARES, INC.
                              --------------------
                 (Name of Small Business Issuer In Its Charter)

          Pennsylvania                                  23-2806495
         --------------                                ------------
 (State or Other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation or Organization)

One Penn Square, 30 South 15th Street, Philadelphia, PA               19102
--------------------------------------------------------             ------
(Address of Principal Executive Offices)                            (Zip Code)

Issuer's telephone number, including area code: (215) 569-4200

Securities registered under Section 12(b) of the Act: None.

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
__________________________________     _________________________________________
__________________________________     _________________________________________

Securities registered under Section 12(g) of the Act:

              Common Stock, $1.00 Par Value Per Share
              ----------------------------------------
                         (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $2,942,144.

The aggregate market value of the voting stock held by non-affiliates as of February 28, 1997, was $3,834,158, based on the average of the bid and asked on the National Association of Securities Dealers Automated Quotation System on February 28, 1997.

The number of shares outstanding of each of the Issuer's classes of Common Stock, as of February 28, 1997, was 597,082.

                               [Cover Page 1 of 2]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be utilized in connection with the registrant's Annual Meeting of Shareholders scheduled to be held in June, 1997 are incorporated by reference into Part III hereof.

                        ___________________________






                               [Cover Page 2 of 2]

                               USABancShares, Inc.

                                   Form 10-KSB

This report contains "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Act of 1995 and is including this statement for the express purpose of availing itself of such safe harbor with respect to such statements. Forward-looking information is subject to important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting banking generally; risks relating to credit decisions; sensitivity to fluctuations in interest rates; competition within the primary markets in which the Company operates, and the ability to make and successfully integrate acquisitions. The Company wishes to caution each reader of this report to carefully consider the risks and uncertainties with respect to each such forward-looking statement.

                                      INDEX

PART I
-------                                                                     Page

Item 1     Description of Business                                             1

Item 2     Description of Property                                             3

Item 3     Legal Proceedings                                                   3

Item 4     Submission of Matters to a Vote of Security Holders                 3

PART II
-------

Item 5     Market for Common Equity and Related Stockholder Matters            3

Item 6     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           3

Item 7     Financial Statements                                               17

Item 8     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                             17

PART III
--------

Item 9     Directors, Executive Officers, Promoters and
           Control Persons Compliance with Section 16(a)
           Exchange Act                                                       18

Item 10    Executive Compensation                                             18

Item 11    Security Ownership of Certain Beneficial Owners and Management     18

Item 12    Certain Relationships and Related Transactions                     18

Item 13    Exhibits and Reports on Form 8-K                                   19

                                     PART I

Item 1: Description of Business

USABancShares, Inc.

USABancShares, Inc. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania on March 14, 1995, and approved by the Federal Reserve System on October 3, 1995. On November 30, 1995 (the "Effective Date"), the Company completed its acquisition of Peoples Thrift Savings Bank (the "Bank") pursuant to the Agreement and Plan of Merger dated February 24, 1995, and Related Plan of Merger dated September 27, 1995, pursuant to which the Bank thereby became a wholly-owned subsidiary of the Company.

The Company provides banking services through the Bank, and does not presently engage in any activities other than banking related activities (see "Subsequent Events"). The principal executive offices of the Company are located at One Penn Square, 30 South 15th Street, Philadelphia, PA. The principal executive offices of the Bank are located at 803 East Germantown Pike, Norristown, PA. Their respective telephone numbers are (215) 569-4200 and (610) 272-3690.

The Company and the Bank have a total of 10 full-time and one part-time employees. Management anticipates hiring additional staff during 1997.

Peoples Thrift Savings Bank

The Bank is presently the Company's sole subsidiary (see "Recent Events"). The Bank is a 108 year-old FDIC insured financial institution organized under the laws of the Commonwealth of Pennsylvania, with its principal office at 803 East Germantown Pike, Norristown, Pennsylvania. The Bank was originally organized in 1887 as a mutual building and loan, and, in January 1988, converted to a Pennsylvania chartered mutual savings bank. In December 1990, the Bank converted to a Pennsylvania chartered stock savings bank, insured by the FDIC, through the Bank Insurance Fund. The Bank is taking deposits and making loans in and around the Plymouth Meeting/Norristown area, the Bank intends to maintain its community banking operations within this and other geographically proximate locations.

As of December 31, 1996, the Bank had total assets of approximately $37.9 million, total stockholders' equity of approximately $4.6 million, total deposits of approximately $27.9 million and loans receivable outstanding of approximately $16.5 million. The Bank has historically followed a conservative lending strategy focused on the origination of long-term, fixed-rate, single family residential real estate loans in its primary market area.

The Company's primary strategy for further growth is to establish a reputation and market presence as the "community bank to serve all your needs." The Bank has sought to implement its strategy by targeting the banking needs of high net worth or high income individuals and the businesses that they own or control, as well as the banking needs of smaller businesses and their owners within its service area. Commercial loans are typically working capital lines of credit, term loans to purchase equipment, fixtures or furniture, commercial mortgages to finance investment properties, and commercial mortgages to acquire business-owner occupied properties. The Bank generally makes loans for a period not greater than five years, with a strong preference for the origination of adjustable rate loans tied to the Bank's prime lending rate. In general, the Bank requires collateral for all commercial loans in the form of real estate, (residential or commercial), cash, marketable securities, and potentially, equipment or other fixed assets. The Bank typically does not make loans based on accounts receivable or inventory. Notwithstanding the form or value of collateral provided, the Bank seeks to obtain a personal guarantee from its commercial borrowers. Loans may contain interest rate caps and floors, and borrowers are expected to pay the Bank a prepayment privilege for loans paid off prior to scheduled maturity.

The Bank does not offer negative amortization loans, and will discourage any extension of credit based upon an accrual, in part or in full, of any portion of regularly scheduled principal or interest payments. The Bank seeks to make commercial loans to a wide variety of service, retail, distribution and manufacturing companies. Special attention is given to the origination of loans to professional and small businesses; however the Bank seeks to avoid undue loan concentration to any one type of business or industry. In addition to commercial loans, the Bank makes personal loans to individuals. These loans include "swing loans" to acquire a residential property when the existing home remains unsold, mortgage loans, home equity lines of credit, home improvement loans, small personal revolving lines of credit, and installment loans to purchase automobiles. The Bank actively markets home equity lines of credit to consumers who reside in the Bank's primary market area. In general, the Bank will lend up to 80% of the value of a borrower's home, less any prior liens. The borrower must demonstrate the financial ability to service the loan and must have an acceptable credit repayment history. Management of the Bank believes that these types of loans do not present undue risks or lending concentrations.

As another component of its strategy for growth, the Company emphasizes specialized commercial lending and personal credit services. In particular, in its commercial lending, the Company seeks to respond to its targeted market by customizing the terms of its loans to the specific or special needs of individual customers or their businesses. Such services are also intended to aid in generating loans and deposits from the Company's targeted market. The Company believes that satisfactory attention to this selected market requires a combination of the services of the type described above (which the Company believes are frequently unavailable at small banks), and the personal attention of senior management (which the Company believes is often unavailable to such customers at major financial institutions). The customers in this market generally require relatively small amounts of credit ($1 million or less), but often seek customized solutions to their financial requirements.

The Bank offers a high level of personalized service to its commercial and consumer customers. The Bank offers both commercial and consumer deposit accounts including checking accounts, interest-bearing "NOW" accounts, insured money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts, credit cards and access to an automated teller network.

The Bank's primary service area is in and around the Norristown/Plymouth Meeting corridor, Montgomery County, PA and the surrounding area. The area is comprised primarily of residential homes and neighborhoods, as well as areas of light commercial usage. Norristown is the county seat of Montgomery County which has one of the highest per capita personal incomes in the United States.

Competition

Southeast Montgomery County, the Bank's primary market area, is served by several major commercial banks: CoreStates Bank, N.A., PNC Bank, Mellon Bank and Commerce Bank. A number of mid-size savings banks and thrifts also serve the area, such as Progress Federal and Harleysville Savings Bank. Other small community banks and thrifts operate in the area as well. The Bank actively competes with all of these institutions for retail and commercial accounts. The Bank also faces competition from financial institutions located out of state, but which conduct commercial calling efforts in the area and direct mail promotions to consumers. Also, the Bank encounters competition for deposits from outside the banking industry, such as money market mutual funds, stock brokers, and the federal government. The larger competitors have much greater financial and marketing resources than those of the Bank. In commercial transactions, the Bank's legal lending limit to a single borrower restricts its ability to compete effectively for the business of large local companies; however, smaller commercial borrowers are effectively served through the Bank's personalized and quick service response time. In order to compete, the Bank places a major emphasis on superior service and will rely on the flexibility that its size and independent status permits.

The Company and the Bank believe that an independent community bank, operated by responsive and experienced employees who are dedicated to personal service and innovative thought, offers an attractive alternative to both larger and smaller competing institutions.

Item 2. Description of Property

The Company and the Bank do not presently own any real estate. Pursuant to a lease dated May 11, 1987, the Bank leases its building located at 803 East Germantown Pike in Norristown, PA containing the retail banking operation as well as administrative offices. The lease is for an initial period of 10 years, with an option to renew or extend the lease for an additional 10 years. The net book value of the Bank's investment in office property and equipment totaled $145,421 at December 31, 1996. The Bank may acquire or lease other real estate in the future for purposes of opening new executive offices and branch locations. In addition, the Bank may acquire or lease real estate outparcels for purposes of establishing mini-branch locations, which would likely include state of the art automated teller facilities that would involve minimal staffing requirements. The Company currently leases 5,000 square feet of space at One Penn Square, 30 South 15th Street, Philadelphia, PA. This space is utilized for the Company's executive offices. All loans are funded by and housed at the Bank, and no deposits are taken at the Company office. The Company's lease, which began June 1, 1995, is $3,750 per month through month 15, and escalates to $5,906 for months 16 through 27 and $6,012 for months 28 through 39. Total lease expense for the period ended December 31, 1996, for both locations, was approximately $91,000.

Item 3. Legal Proceedings

There are no legal actions or proceedings to which the Company or the Bank is a party.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Common Stock of the Company is listed for trading on the NASDAQ SmallCap Market under the symbol "USAB" and began trading during the first quarter of 1996. As of February 28, 1997, there were approximately 273 holders of record of the Company's Common Stock. The Company has not, since its inception, paid any cash or stock dividends.
--------------------------------------------------------------------------------
Price of Common Stock
1996                                Low Price      High Price       Dividend
--------------------------------------------------------------------------------
First Quarter                     $        9.00  $        12.00  $         -
Second Quarter                    $        8.00  $        10.00  $         -
Third Quarter                     $        8.00  $         9.00  $         -
Fourth Quarter                    $        8.50  $        10.25  $         -
--------------------------------------------------------------------------------
Market quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily rflect actual transactions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Bank at and for the period from March 14, 1995 (inception) through December 31, 1995 and should be read in conjunction with the consolidated financial statements and related consolidated notes included elsewhere herein. The results of operations, liquidity and capital resources, asset and liability management and financial conditions are presented at December 31, 1996, and for the period from March 14, 1995 (inception) through December 31, 1995 (hereafter referred to as the period ended December 31, 1995).

The results of operations of the Bank are included from the date of acquisition, November 30, 1995, through December 31, 1995. Since the results of operations, for the period ended December 31, 1995, are not representative of a full year of operations, year-to-year percentage differences will be excluded from the comparisons. Management feels that such information would not be considered meaningful.


                   SELECTED CONSOLIDATED FINANCIAL INFORMATION


Selected Financial Condition Data:                                                1996                     1995
                                                                              ------------             ------------
Total assets                                                                  $ 38,145,499             $ 25,785,523
Loans receivable, net                                                           16,529,483                6,997,197
Securities                                                                      16,324,746                9,984,345
Deposits                                                                        27,973,147               20,798,909
Total borrowings                                                                 5,050,000                       -
Stockholders'equity                                                              4,894,847                4,658,842

Selected Operations Data:
Total interest income                                                         $  2,942,144             $    171,274
Total interest expense                                                           1,225,116                   96,492
                                                                              ------------             ------------
 Net interest income                                                             1,717,028                   74,782
Provision for loan losses                                                          125,000                   50,000
                                                                              ------------             ------------
Net interest income after provision for loan losses                              1,592,028                   24,782
Total noninterest income                                                           103,232                    1,596
Total noninterest expense                                                        1,500,996                  305,221
                                                                              ------------             ------------
Income (loss) before income taxes                                                  194,264                 (278,843)
Income tax provision                                                                67,995
                                                                              ------------             ------------
Net income (loss)                                                             $    126,269                 (278,843)
                                                                              ============             ============
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)                        0.39%                   -1.23%
Return on equity (ratio of net income to average equity)                              2.64%                   -5.99%
Interest Rate Spread Information:
Average during period                                                                 5.29%                    3.66%
Net interest margin (net interest income / average earning assets)                    6.11%                    4.05%
Ratio of operating expense to average total assets                                    5.36%                    1.18%
Ratio of average interest-earning assets to average interest-bearing
 liabilities                                                                        118.83%                  107.44%
Asset Quality Ratios:
Non-performing assets to total assets at end of period                                3.50%                      (a)
Allowance for loan losses to non-performing loans                                    58.38%                      (a)
Allowance for loan losses to loans receivable, net                                    1.10%                    0.85%
Capital Ratios:
Stockholders' equity to total assets at end of period                                12.83%                   18.07%
Other Data:
Number of full-time employees                                                            10                         9
Number of full-service offices                                                            1                         1
--------------------------------------------------------------------------------
(a) The Bank had no non-performing loans at December 31, 1995.
----------------------------------------------------------------------------------------------------------------------

                      Quarterly Financial Data (unaudited)

The following represents summarized quarterly financial data of the Company which, in the opinion of Management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                                          Three months ended
                                                          ----------------------------------------------------------------------
1996                                                          31-Dec             30-Sep             30-Jun            31-Mar
                                                          --------------      --------------    --------------    --------------
Total interest income                                     $    796,679         $  817,053         $ 831,886          $ 496,526
Total interest expense                                         379,352            291,871           276,723            277,170
                                                          ------------         ----------         ----------         ----------
 Net interest income                                           417,327            525,182           555,163            219,356
Provision for loan losses                                           -              50,000            75,000                 -
                                                          ------------         ----------         ----------         ----------
Net interest income after provision for loan losses            417,327            475,182           480,163            219,356
Total noninterest income                                         7,142             28,412             5,377             62,301
Total noninterest expense                                      413,767            387,291           426,966            272,972
                                                          ------------         ----------         ----------         ----------
Income before income taxes                                      10,702            116,303            58,574              8,685
Income tax provision                                            67,995                  -                  -                 -
                                                          ------------         ----------         ----------         ----------
Net income                                                $    (57,293)        $  116,303         $  58,574          $   8,685
                                                          ============         ==========         ==========         ==========
Per share data
   Average common shares outstanding                           597,082            597,082           597,082            597,082
   Net income per common share - primary                  $      (0.10)        $     0.19         $    0.10          $    0.01
   Net income per common share - fully diluted            $      (0.10)        $     0.19         $    0.10          $    0.01

                                                                                          Three months ended
                                                          ----------------------------------------------------------------------
1995                                                          31-Dec             30-Sep             30-Jun            31-Mar
                                                          --------------      --------------    --------------    --------------
Total interest income                                     $    171,274         $        -         $        -         $       -
Total interest expense                                          96,492                  -                  -                 -
                                                          ------------         ----------         ----------         ----------
 Net interest income                                            74,782                  -                  -                 -
Provision for loan losses                                       50,000                  -
                                                          ------------         ----------         ----------         ----------
Net interest income after provision for loan losses             24,782                  -                  -                 -
Total noninterest income                                         1,596                  -                  -                 -
Total noninterest expense                                      305,221                  -                  -                 -
                                                          ------------         ----------         ----------         ----------
Income before income taxes                                    (278,843)                 -                  -                 -
Income tax provision                                                 -                  -                  -                 -
                                                          ------------         ----------         ----------         ----------
Net income                                                $   (278,843)        $        -         $        -         $       -
                                                          ============         ==========         ==========         ==========
   Average common shares outstanding                           597,082                  -                  -                 -
   Net income per common share - primary                  $      (0.47)        $        -         $        -         $       -
   Net income per common share - fully diluted            $      (0.47)        $        -         $        -         $       -
-------------------------------------------------------------------------------------------------------------------------------

Financial Condition

The Company's total assets increased from $25.8 million at December 31, 1995 to $38.1 million at December 31, 1996, an increase of $12.4 million, or 47.9%. The increase was due primarily to increases in the loan and investment portfolios of $9.5 million and $6.3 million, respectively. This growth was funded by a decrease in cash and cash equivalents, and increases in certificates of deposit and advances from Federal Home Loan Bank ("FHLB") during the year of ($3.9 million), $7.2 million, and $5.0 million, respectively. The increase in the loan portfolio, during 1996, was primarily due to the acquisition of two commercial and residential real estate loan pools. These loan pools, having unpaid principal balances of approximately $7.0 million, were acquired for approximately $4.8 million.

Total deposits increased $7.2 million to $28.0 million at December 31, 1996. Substantially all of this increase was in certificates of deposit during 1996 and resulted directly from Bank's marketing efforts to attract new customers.

Borrowed funds consist primarily of advances from the FHLB with both fixed and variable interest rates and stated maturities occurring during 1997. Total borrowed funds increased to $5.0 million at December 31, 1996. The Company had no outstanding borrowed funds at December 31, 1995. The increases in deposits, described above, and in borrowed funds were utilized to fund increases in loans and other earning assets as part of the Bank's overall growth strategy. Management plans to continue to utilize FHLB advances in conjunction with deposit expansion to provide the necessary funding for the Bank's continued growth. The Bank's borrowing limit at the FHLB as of December 31, 1996, was approximately $16.7 million.

Results of Operations

Comparison of the Year Ended December 31, 1996 and the Period Ended December 31, 1995

General. Net income for the year ended December 31, 1996 was $126,269, an increase of $405,112 compared to a net loss of $278,843 for the period ended December 31, 1995. This increase was primarily the result of an increase in interest income of $2.8 million and an increase in noninterest income of $101,636. The increase in net income was partially offset by an increase in interest expense of $1.1 million and increases in noninterest expense, provision for loan losses, and income tax expense of $1.2 million, $75,000 and $67,995, respectively. Further details regarding changes in the major categories of income and expense are discussed below.

Interest Income. Interest income increased $2,770,870 to $2,942,144 for the year ended December 31, 1996, from $171,274 for the year ended December 31, 1995. The increase in interest income was the result of an increase in interest income on loans, investment securities, and interest-bearing deposits of $1.9 million, $742,411, and $172,081, respectively. The increase in interest income on loans is due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on discounted real estate loan pools purchased during 1995 and 1996. The discount associated with such discounted loan pools is recognized as a yield adjustment, included as interest income using the interest method and applied on a loan-by- loan basis (to the extent that the timing and amount of cash flows can reasonably be determined). During 1996, the Bank recognized approximately $674,000 in accretion income associated with these discounted loan pools. Negotiated settlements between the Bank and the borrower accounted for approximately $376,000 of this total. The balance of approximately $298,000 represents normal accretion based on the Bank's internal estimates of future cash flows.

Interest Expense. Interest expense increased $1,128,624 to $1,225,116 for the year ended December 31, 1996, from $96,492 for the year ended December 31, 1995. The majority of this increase was the result of higher interest expense of $1.0 million on certificates of deposit resulting from higher outstanding average balances during 1996.

Net Interest Income. The earnings of the Bank depend primarily on its level of net interest income, which is the difference between interest earned on the Bank's interest-earning assets (loans and investment securities) and the interest paid on interest-bearing liabilities (deposits). Net interest income is a function of the Bank's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. Net interest income increased $1.6 million, from $74,782 to $1,717,028 for the year ended December 31, 1996. Approximately $376,000 of this increase represents accretion income related to loan payoffs and is non-recurring. The Bank's interest rate spread averaged 5.29% during 1996 compared to 3.66% during 1995. The increase in net interest spread during 1996 was due to a combination of non-recurring discount accretion, higher average balances of loans during 1996 compared to 1995 and a lower average cost of funds during 1996 compared to 1995.

Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1996 was $125,000 compared to $50,000 in 1995. The provision for loan losses, less net-charge-offs for the year of $2,921, increased the allowance for loan losses to $182,079 at December 31, 1996, a 203% increase compared to December 31, 1995. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management based on a quarterly analysis.

Noninterest Income. Noninterest income increased to $103,232 for the year ended December 31, 1996, from $1,596 for the period ended December 31, 1995. This increase of $101,636, was the result of a $16,063 net gain on sales of investment securities during 1996 as well as increases in fees and service charges on loan and deposit accounts totaling $85,573.

Noninterest Expense. Noninterest expense increased to $1,500,996 for the year ended December 31, 1996, from $305,221 for the year ended December 31, 1995. This increase of $1,195,775 was the result of increases in compensation and benefits, occupancy, and other expenses of $661,610, $90,598, and $443,567, respectively, during the year ended December 31, 1996.

Income Tax Expense. Income tax expense increased to $67,995 for the year ended December 31, 1996. The Company did not record an income tax provision for the period ended December 31, 1995 because of prior net operating losses and the absence of any taxes paid in the carryback period. During 1996, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of the Bank. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year. As of December 31, 1996, the Bank had approximately $63,827 in Federal net operating loss carryover available to offset future years' taxable income, which must be utilized by the year 2007.

Average Balance Sheets and Rate/Yield Analysis

Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table presents for the period indicated the total dollar amount of interest income from average interest-eaming assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. As discussed above, the results of operations of the Bank are included from the date of acquisition, November 30, 1995, through December 31, 1995. No tax equivalent adjustments were necessary. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.(Note: average rates include the effect of using truncated values for both average balances and interest income)

(Dollars in Thousands)

                                                                                Year-to-Date
                                                -------------------------------------------------------------------------
                                                              1996                             1995
                                                -------------------------------------------------------------------------
                                                     Average                       Average               Average
Assets:                                              Balance        Interest         Rate                Balance
                                                ------------        --------       -------             ---------
Interest earning assets:
Loans                                              $ 11,706          $1,924         16.44%             $  4,185
Investment securities                                12,320             807          6.55%               12,302
Interest-bearing deposits and other                   4,084             212          5.18%                5,663
                                                   ---------        -------        -------             ---------
  Total earning assets                               28,110           2,942         10.47%               22,150

Liabilities and Stockholders' Equity:
Deposits:
Passbook                                              2,354              61          2.59%                2,536
NOW accounts                                            585              12          2.05%                  378
Certificates of deposit                              19,966           1,110          5.56%               17,643
Other borrowings                                        750              43          5.73%                   60
                                                   ---------        -------        -------             ---------
  Total interest-Bearing liabilities                 23,656           1,226          5.18%               20,617

Excess of interest earning assets over             ---------                                           ---------
 interest-bearing liabilities                         4,454                                               1,533
                                                   =========       --------                            =========
Net interest income                                                   1,717
                                                                   ========
Effective interest differential (spread)                                             5.29%
                                                                                   -------
Net yield on average interest earning assets                                         6.11%
                                                                                   =======


                                                                 Average
Assets:                                           Interest         Rate
                                               -------------    ---------
Interest earning assets:
Loans                                           $     67         19.34%
Investment securities                                 64          6.26%
Interest-bearing deposits and other                   40          8.39%
                                                ---------       --------
  Total earning assets                               171          9.28%

Liabilities and Stockholders' Equity:
Deposits:
Passbook                                               5          2.54%
NOW accounts                                           1          2.54%
Certificates of deposit                               84          5.74%
Other borrowings                                       6          9.95%
                                                ---------       --------
  Total interest-Bearing liabilities                  96          5.62%

Excess of interest earning assets over
 interest-bearing liabilities                   ---------
Net interest income                                   75
                                                =========
Effective interest differential (spread)                          3.66%
                                                                --------
Net yield on average interest earning assets                       .34%
                                                                ========

                                        8

Rate Volume Analysis

The following schedule presents the dollar amount of changes in interest income an interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes (a) related to outstanding balances and (b) due to the changes in interest rates. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change in rate/volume (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

(Dollars in Thousands)
                                                   From 1995 to 1996
                                        ----------------------------------------
                                            Increase or Decrease
                                              Due to Change in
                                        ---------------------------      Total
                                          Average          Average     Increase
                                          Volume             Rate     (Decrease)
                                        ---------         ---------   ----------
 Variance in interest income on:
 Interest-earning assets:
 Loans                                   $ 2,025           $ (169)      $ 1,856
 Investment securities                        23              719           742
 Interest-bearing deposits and other          73              100           173
                                        ---------         ---------   ----------
   Total interest-earning assets           2,121              650         2,771


 Interest-bearing deposits:
 Deposits:
 Passbook                                     67              (12)           55
 NOW accounts                                 17               (6)           11
 Certificates of deposit                   1,343             (317)        1,026
 Other borrowings                             38               (1)           37
                                        ---------         ---------   ----------
   Total interest-bearing liabilities      1,465             (336)        1,129
                                        ---------         ----------  ----------

 Change in net interest income            $  656           $  986       $ 1,642
                                        =========          =========    ========


Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The primary investing activity of the Bank is the origination or purchase of loans and the purchase of investment securities. These activities are funded primarily by deposits, principal repayments on loans and securities, and, proceeds from FHLB borrowings. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the period ended December 31, 1996, the Bank used its sources of funds primarily to fund loan and investment purchases, loan commitments, and to pay maturing certificates of deposit and other deposit withdrawals. At December 31, 1996, the Bank had approximately $332,000 of commitments to extend credit.
                                        9

At December 31, 1996, certificates of deposit amounted to $25.0 million, or 89.4%, of the Bank's total deposits, including $14.0 million which are scheduled to mature by December 31, 1997. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments through deposits and FHLB advances. For regulatory purposes, liquidity is measured as the ratio of cash and certain investments to withdrawable savings and short-term borrowings. The Bank has established as an objective a minimum liquidity ratio of 15%. The Bank is not aware of any adverse conditions which would impact its short or long-term funding needs.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. At December 31, 1996 and 1995, the Bank's actual and required minimum capital ratios were as follows:

Risk-Based Capital Ratios:

(Dollars in Thousands)

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
For the Bank:                                   Actual:               Adequacy Purposes:           Action Provisions:
                                        ---------------------        --------------------       -----------------------
As of December 31, 1996:                 Amount         Ratio         Amount        Ratio        Amount          Ratio
                                        --------       ------        --------      ------       --------        -------
  Total Capital
   (to Risk Weighted Assets)             $ 4,657          25.6%       $ 1,458        8.0%         1,822          10.0%
  Tier I Capital
   (to Risk Weighted Assets)             $ 4,475          24.6%       $   729        4.0%         1,093           6.0%
  Tier I Capital
   (Average Assets)                      $ 4,475          12.9%       $ 1,387        4.0%         1,734           5.0%
As of December 31, 1995:
  Total Capital
   (to Risk Weighted Assets)             $ 4,457          40.1%       $   888        8.0%         1,110          10.0%
  Tier I Capital
   (to Risk Weighted Assets)             $ 4,517          17.1%       $   444        4.0%           666           6.0%
  Tier I Capital
   (Average Assets)                      $ 4,517          14.9%       $ 1,210        4.0%         1,513           5.0%

                                       10

Asset and Liability Management

A principal objective of the Bank's asset and liability management is to minimize the Bank's exposure to changes in interest rates. The Bank's policy is to attempt to manage assets and liabilities in such a way as to stabilize net interest income. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of a bank's interest margin resulting from changes in market interest rates.

The following table summarizes repricing intervals for interest-earning assets and interest-bearing liabilities for the period ended December 31, 1996 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated: A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of failing interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

If repricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of an increase or decrease in interest rates on net income would be minimal. The Bank currently experiences a negative cumulative one year gap, which suggests that net interest income may decrease during periods of rising interest rates.

(Dollars in Thousands)

Interest Rate Sensitivity Table             1-90          91-364           1-5          Over 5         12/31/96
                                            Days           Days           Years          Years          Balance
                                         ----------    ---------      ----------      ---------        ---------
Interest-eaming assets:
Loans receivable                          $  7,209                     $  3,284        $ 6,219          $16,712
Investment securities                        3,483          935           1,752          9,996           16,166
Other interest earning assets                4,016                                                        4,016
                                         ----------    ---------      ----------      ---------        ---------
 Total interest-eaming assets             $ 14,708      $   935        $  5,036        $16,215          $36,894

Interest-bearing liabilities:
NOW accounts                              $    892                                                      $   892
Passbook savings accounts                    1,015                                       1,015            2,030
Certificates of deposit                      4,294        9,675           9,812          1,212           24,993
Other borrowings                              5,000           50                                           5,050
                                         ----------    ---------      ----------      ---------        ---------
 Total interest-bearing liabilities       $ 11,201      $ 9,725        $  9,812        $ 2,227          $32,965

Periodic gap                              $  3,507      $(8,790)       $ (4,776)       $13,988          $ 3,929
                                         ==========    =========      ==========      =========        =========
Cumulative gap                            $  3,507      $(5,283)       $(10,059)       $ 3,929
                                         ==========    =========      ==========      =========
Gap to asset ratio                              9%          -23%            -13%           37%
Cumulative gap to asset ratio                   9%          -14%            -27%           10%

The method used to analyze interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets, such as adjustable rate loans, often have provisions which may limit changes in interest rates each time market interest rates change and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals experienced by the Bank in the event of a change in interest rates may deviate significantly from those assumed in calculating the data shown in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Investment Portfolio

The following table presents the book values and estimated market values at December 31, 1996, and December 31, 1995, respectively, for each major category of the Bank's investment securities:

                                                                             December 31, 1996
                                           ---------------------------------------------------------------------------
                                                                    Gross               Gross            Approximate
                                             Amortized            Unrealized          Unrealized            Fair
                                                Cost                Gains               Losses              Value
                                           ------------           ---------            ---------      ----------------
Available for Sale
U.S. Government agency securities           $ 3,614,740           $ 28,850              $             $  3,643,590
Mortgage-backed securities                    1,863,115              6,037                               1,869,152
Corporate securities                            461,429                                   3,044            458,385
Equity securities                               161,626                 -                35,126            126,500
                                           ------------           ---------            ---------      ----------------
 Total available for sale                   $ 6,100,910            $34,887              $38,170       $  6,097,627
                                           ============           =========            =========      ================
Held to Maturity
U.S. Government agency securities           $ 1,498,179            $    -               $ 1,884       $  1,496,295
Mortgage-backed securities                    6,820,038              3,602                   -           6,823,640
Corporate securities                          1,908,902              1,737                   -           1,910,639
                                           ------------           ---------            ---------      ----------------
 Total held to maturity                     $10,227,119            $ 5,339              $ 1,884       $ 10,230,574
                                           ============           =========            =========      ================

                                                                             December 31, 1995
                                           ---------------------------------------------------------------------------
                                                                    Gross               Gross            Approximate
                                             Amortized            Unrealized          Unrealized            Fair
                                                Cost                Gains               Losses              Value
                                           ------------           ---------            ---------      ----------------
Available for Sale
Mortgage-backed securities                  $ 2,480,495            $25,237              $    -        $  2,505,732
                                           ------------           ---------            ---------      ----------------
 Total available for sale                   $ 2,480,495            $25,237              $    -        $  2,505,732
                                           ============           =========            =========      ================
Held to Maturity
Mortgage-backed securities                  $ 7,478,613            $67,894              $12,350       $  7,534,157
                                           ------------           ---------            ---------      ----------------
 Total held to maturity                     $ 7,478,613            $67,894              $12,350       $  7,534,157
                                           ============           =========            =========      ================

The Bank's investment portfolio is composed of interest-earning assets which not only provide interest income but a source of liquidity and diversity. The majority of the investment portfolio is held-to-maturity which are stated at par value, plus any remaining unamortized premium paid or less any remaining unamortized discount received. Available-for-sale securities are stated at fair market value, plus any remaining unarnortized premium paid or less any remaining unarnortized discount received The Bank invests in securities for yield income and not to profit from trading activities.

The following table shows the contractual maturity distribution of the investment securities portfolio at December 31, 1996:

                                                 Available for Sale                    Held to Maturity
                                           --------------------------------------------------------------------
                                                              Approximate                          Approximate
                                            Amortized             Fair           Amortized             Fair
                                               Cost              Value              Cost              Value
                                           ------------     --------------      ------------     --------------
Due after one year through five years      $   750,000       $  752,265         $ 1,106,290       $ 1,098,786
Due after five years through ten years         992,552        1,006,083           2,407,556         2,416,064
Due after ten years                          4,196,732        4,212,779           6,713,273         6,715,724
Equity Securities                              161,626          126,500                -                  -
                                           ------------     --------------      ------------     --------------
                                           $ 6,100,910       $6,097,627         $10,227,119       $10,230,574
                                           ============     ==============      ============     ==============

The Bank's available funds have historically exceeded the loan demand in the Bank's market area. To supplement its loan origination the Bank has made substantial investments in mortgage-backed securities. To minimize rate risk, the Bank's mortgage-backed securities portfolio contains both adjustable rate and fixed rate instruments with contractual maturities occurring after ten years.

Loan Porffolio

Historically, the Bank's lending business had been primarily real estate mortgage loans secured by one-to-four family residences in the Bank's lending area. Typically, these residences were single family homes that serve as the primary residence of the owner. The Bank currently originates such loans in amounts up to 80% of the appraised value of the property . The Bank has recently expanded the focus of its lending program to include commercial lending, primarily secured by real estate. In the future, the Bank may make loans collateralized with marketable securities, cash, or potentially equipment. This expanded focus will allow the Bank to compete more effectively in the community banking marketplace.

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $16.5 million at December 31, 1996 compared to $7.0 million at December 31, 1995. Loans receivable represented 43.3% of total assets and 58.9% of total deposits as of December 31, 1996 compared to 27.1 % and 33.7%, respectively, at December 31, 1995.

The following table summarizes the loan portfolio of the Bank by loan category and amount at December 31, 1996, compared to December 31, 1995:

                                                  December 31,
                                    -----------------------------------------
                                        1996        %        1995        %
                                    ------------ ------  ------------  ------
Real estate                         $14,648,419   88.6%   $6,849,692    97.9%
Commercial and industrial             1,138,000    6.9%      250,000     3.6%
Other                                 1,226,000    7.4%       83,861     1.2%
                                    ------------ ------  ------------  ------
   Total loans                       17,012,419  102.9%    7,183,553   102.7%

Less:

   Loans in process                     215,000    1.3%       88,070     1.3%
   Unearned income                       85,857    0.5%       38,286      .5%
   Allowance for loan losses            182,079    1.1%       60,000      .9%
                                    ------------ ------  ------------  ------
   Net loans                        $16,529,483  100.0%   $6,997,197   100.0%
                                    ============ ======  ============  ======

The following table summarizes the maturity and or repricing composition of loans receivable at December 31, 1996, compared to December 31, 1995:

                                                          December 31, (000's omitted)
                                            ------------------------------------------------------
                                                 1996          %               1995           %
                                            -------------    ------        ------------     ------
Within one year                              $     7,209      42.4%         $     1,166      16.2%
Over one year through two years                      958       5.6%                   6       0.1%
Over two years through three years                    31       0.2%                 118       1.6%
Over three years through five years                2,295      13.5%                 368       5.1%
Over five years through ten years                    892       5.2%               3,280      45.7%
Over ten years                                     5,627      33.1%               2,246      31.3%
                                            -------------    ------        ------------     ------
                                             $    17,012     100.0%         $     7,184     100.0%
                                            =============    ======        ============     ======

On December 31, 1996, the net book value of nonaccrual loans were $120,985 and loans 90 days or more past due were $190,879. These amounts represented nonaccrual and past due balances on the discounted commercial and residential real estate loans purchased during 1996 and not on balances originated directly by the Bank. There were no troubled debt restructured loans as of or during the year ended December 31, 1996. Due in part to the Bank's conservative lending practices, stringent credit underwriting and diligent file monitoring and maintenance, the Bank had no nonperforming loans for the period ended December 31, 1995. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

Loans to directors, executive officers and their associates, are made in the ordinary course of business and on substantially the same terms and conditions, including interest rate and collateral, as those prevailing at the time for comparable transaction with others. The aggregate amount of loans by the Bank to its directors and executive officers, including loans to related persons and entities was $630,361 at December 31, 1996, and $12,391 at December 31, 1995, and represented 1.7% and .05%, respectively, of total assets. Activity of these loans is as follows:

                                            December 31,
                                    ------------------------
                                       1996           1995
                                    ---------     ----------
Balance at beginning of year        $ 12,391        $    -
 New loans                           610,000         12,391
 Repayments                           (7,970)            -
                                    ---------     ----------
Balance at end of year              $630,361        $12,391
                                    =========     ==========

Allowance For Loan Losses

In originating loans, the bank recognizes that some degree of credit losses may be experienced. The risk of loss will vary according to among other things, the type of loan, the creditworthiness of the borrower, the type and quality of the collateral as well as general economic conditions. The Bank determines the level of its allowance for possible loan losses based upon a number of factors. In connection with this analysis, the Bank considers both internal and external factors which may affect the adequacy of the allowance for possible loan losses. Such factors may include, but are not limited to, present and prospective industry trends and regional and national economic conditions, past estimates of possible loan losses as compared to actual losses and potential problems with sizable loans, large concentrations, known and inherent risk in the portfolio, prevailing market conditions, and management's judgment as to collectability.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended December 31, 1996, compared to December 31, 1995:

                                                         December 31,
                                               -----------------------------
                                                  1996                1995
                                               ----------          ---------
Balance at beginning of year                    $60,000             $     -
Additions:
  Allowance of acquired banks                        -                8,800
  Provision for loan losses                     125,000              51,200
                                               ----------          ---------
   Total additions                              125,000              60,000
                                               ----------          ---------
Deductions:
 Loan losses                                    $(2,921)                  0
 Less recoveries on loans                             0                   0
   Net loan losses                              $(2,921)                  0
                                               ----------          ---------
Balance at end of year                         $182,079             $60,000
                                               ==========          =========

The allowance for loan losses represents a reserve against potential but undetermined future losses. The allowance for loan losses is established through a provision for loan losses based on Management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although the Bank believes that its allowance for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances that such losses will not exceed the estimated amounts.

Deposits

Deposits are the primary source of the Bank's funds for lending and other investment purposes. Total deposits at December 31, 1996 were $28.0 million compared to $20.8 million at December 31, 1995, an increase of $7.2 million or 34.6%. The Bank's current deposit products include statement savings accounts, passbook savings accounts, personal and business checking accounts, NOW accounts and certificates of deposit (ranging in terms from three months to eight years). The Bank's deposits are obtained primarily from residents in its primary market area, in and around the Plymouth Meeting /Norristown area, as well as from an expanded customer base in and around greater Philadelphia.

The principal methods used by the Bank to attract deposit accounts include offering a wide variety of services and accounts, competitive interest rates and convenient office hours. The Bank still relies upon certificates of deposit as its primary funding source, but it has instituted a program which emphasizes the acquisition of more stable core deposits, using traditional marketing methods, to attract new customers and savings deposits.

The following table presents the weighted average rates paid on and composition of deposit balances at December 31, 1996, compared to December 31, 1995:

                                       Weighted                 1996                               1995
                                       Interest                 ----                               ----
                                         Rate
                                         1996          Amount            Percent          Amount           Percent
                                      ----------    ------------        --------      ------------        ---------
Demand                                               $    58,659          0.21%        $     4,186           0.02%
NOW Accounts                             1.67%           891,640          3.19%            401,664           1.93%
Passbook                                 2.51%         2,029,694          7.26%          2,591,172          12.46%
Certificates of deposit                  5.83%        24,993,154         89.35%         17,801,887          85.59%
                                                    ------------        --------      ------------        ---------
                                                     $27,973,147        100.00%        $20,798,909         100.00%
                                                    ============        ========      ============        =========

The following table summarizes the maturity composition of certificates of deposit at December 31, 1996, compared to December 31, 1995:

                                                                   December 31,
                                            ------------------------------------------------------
                                                 1996          %               1995           %
                                            -------------    ------        ------------     ------
Within one year                              $13,968,430      55.9%         $ 8,252,026      46.4%
Over one year through two years                4,199,501      16.8%           5,004,994      28.1%
Over two years through three years             4,289,518      17.2%             681,694       3.8%
Over three years through five years            1,322,451       5.3%           3,863,173      21.7%
Over five years through ten years              1,213,254       4.9%                           0.0%
                                            -------------    ------        ------------     ------
                                             $24,993,154     100.0%         $17,801,887     100.0%
                                            =============    ======        ============     ======

The following table summarizes the maturity composition of certificates of deposit with balances of $100,000 or more at December 31, 1996, compared to December 31, 1995:

                                                                   December 31,
                                            ------------------------------------------------------
                                                 1996          %               1995           %
                                            -------------    ------        ------------     ------
Within one year                              $ 1,495,338      59.5%         $   817,543      46.1%
Over one year through two years                  179,392       7.1%             429,267      24.2%
Over two years through three years               606,814      24.2%                 -         0.0%
Over three years through five years              102,759       4.1%             401,405      22.6%
Over five years through ten years                126,776       5.0%             126,776       7.1%
                                            -------------    ------        ------------     ------
                                             $ 2,511,079     100.0%         $ 1,774,990     100.0%
                                            =============    ======        ============     ======

SFAS No. 128 and SFAS No. 129

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the presentation of basic earnings per share and, if applicable, diluted earnings per share required under Accounting Principles Board Opinion No.15. The Financial Accounting Standards Board issued Statement of Financial Standards
No. 129. "Disclosure of Information About Capital Structure". The Company does not anticipate that Statements 128 and 129 will have a material impact on the financial statements.

Recent Events

On February 19, 1997, the Board of Directors of the Company approved the acquisition, by the Company, of the Knox Financial Services Group, Inc. ("Knox"), a registered securities broker/dealer. The Company will acquire all of the outstanding shares of common stock of Knox for a purchase price (the "Purchase Price") of $75,000. The Company will pay the Purchase Price by delivering to the sellers 7,500 restricted shares of the Company's common stock. In the event that the cash portion of the assets of Knox (a) exceeds $40,000, the difference between the excess amount and $40,000 will be paid to the sellers in cash and (b) is less than $40,000, the number of shares will be reduced proportionally. Following the acquisition, the Company will change the name of Knox to USACapital, Inc. ("USACapital"). USACapital will continue Knox's retail brokerage business under the direction of its current principals. USACapital will not engage in underwriting activities. On February 24, 1997, the Company applied to the Federal Reserve Bank of Philadelphia for the approval for the acquisition of Knox.

Inflation and Changing Prices

Management is aware of the impact inflation has on interest rates and therefore the impact it can have on a banks performance. The ability of a financial institution to cope with inflation can only be determined by analysis and monitoring of its asset and liability structure. The Company monitors its asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance. However, it must be remembered that the asset and liability structure of a financial institution is substantially different from an industrial corporation in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in general price levels. Examples of monetary items include cash, loans and deposits. Nonmonetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes. Examples of nonmonetary items are premises and equipment.

Inflation can have a more direct impact on categories of noninterest expenses such as salaries and wages, supplies and employee benefit costs. These expenses are very closely monitored by management for both the effects of inflation and increases relating to such items as staffing levels, usage of supplies and occupancy costs.

Item 7: Financial Statements

The financial statements of the Company are attached herewith and begin on page F-1.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 26, 1996, the Company had elected not to reappoint Elko, Fischer, McCabe & Rudman, Ltd. as its independent accountants and to appoint Grant Thornton, LLP as its independent accountants. During the period from March 14, 1995 (inception) through March 31, 1995, Elko, Fischer, McCabe & Rudman, Ltd.'s reports on the financial statements for the company were unqualified and did not contain an adverse opinion, any disclaimers, qualification or modification as to uncertainty, audit scope, or accounting principles. The decision to change firms was recommended by the Board of Directors because Elko, Fischer, McCabe & Rudman, Ltd. does not perform audits of public companies.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission (the "Commission") in connection with the Company's annual meeting of shareholders scheduled for June 1997.

Item 10: Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's annual meeting of shareholders scheduled for June 1997.

Item 11: Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's annual meeting of shareholders scheduled for June 1997.

Item 12: Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's annual meeting of shareholders scheduled for June 1997.

Item 13:         Exhibits and Reports on Form 8-K

(A)              Exhibits

The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10-KSB)

                                                                                     Page No. in Sequential
                 Exhibit No.                                                           Numbering System
                 -----------                                                         ----------------------
3(a)             Amended and Restated Articles of Incorporation                              N/A
                 of the Company, as amended.*

3(b)             Bylaws of the Company.*                                                     N/A

4(a)             Specimen Stock Certificate of the Company.*                                 N/A

10.1 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Form SB-2)

10.2             Employment agreement by and between the Registrant and Kenneth
                 L. Tepper (incorporated by reference to Exhibit 10.2 of the Form SB-2)

10.3             Employment agreement by and between the Registrant and Bruce W.
                 Kauffman (incorporated by reference to Exhibit 10.3 of the Form SB-2)

21               Subsidiaries of the Company.*                                               N/A

27               Financial Data Schedule

(B)              Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

------------
*Incorporated by reference from the Registration Statement on Form SB-2 of the Company, as amended, Registration No. 33-92506.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of PA.

                    USABancShares, Inc.

            By:     /s/ Kenneth L. Tepper
                    ------------------------------------
                   Kenneth L. Tepper,
                   President and Chief Executive Officer
                   (Principal Executive Officer)




            By:    /s/ David J. Torpey
                   --------------------------------------
                   David J. Torpey, Vice-President, Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

March 31, 1997                                  /s/ Bruce W. Kauffman
                                                ---------------------------
                                                Bruce W. Kauffman
                                                Chairman of the Board

March 31, 1997                                  /s/ Leonard A. Sylk
                                                ---------------------------
                                                Leonard A. Sylk
                                                Vice Chairman of the Board

March 31, 1997                                  /s/ Carmen J. Cocca, Jr.
                                                ---------------------------
                                                Carmen J. Cocca, Jr.
                                                Director

March 31, 1997                                  /s/ Jeffrey A. D'Ambrosio
                                                ---------------------------
                                                Jeffrey A. D'Ambrosio
                                                Director

March 31, 1997                                  /s/ George C. Fogwell, III
                                                ---------------------------
                                                George C. Fogwell, III
                                                Director

March 31, 1997                                  /s/ John A. Gambone
                                                ---------------------------
                                                John A. Gambone
                                                Director

March 31, 1997                                  /s/ George M. Laughlin
                                                ---------------------------
                                                George M. Laughlin
                                                Director

March 31, 1997                                  /s/ Wayne O. Leevy
                                                ---------------------------
                                                Wayne O. Leevy
                                                Director

March 31, 1997                                  /s/ Clarence L. Rader
                                                ---------------------------
                                                Clarence L. Rader
                                                Director of Company
                                                Vice Chairman of Bank

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
USABancShares, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of USABancShares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1996, and the period from March 14, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USABancShares, Inc. and Subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1996, and the period from March 14, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP


Philadelphia, Pennsylvania
March 18, 1997

                       USABancShares, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1996 and 1995

                                                                            1996                  1995
                                                                     ---------------       ---------------
ASSETS
Cash and Due from banks                                              $       198,154       $       557,625
Interest-bearing deposits with banks                                       4,016,032             7,536,508
                                                                     ---------------       ---------------
  Cash and cash equivalents                                                4,214,186             8,094,133
Securities available-for-sale                                              6,097,627             2,505,732
Securities held-to-maturity (fair value: 1996 - $10,230,574;
 1995 - $7,534,157)                                                       10,227,119             7,478,613
FHLB Stock                                                                   250,000                83,800
Loans receivable, net                                                     16,529,483             6,997,197
Premises and Equipment, net                                                  145,421               123,036
Goodwill                                                                     128,285               185,492
Other assets (including accrued interest: 1996 - $307,407;
  1995 - $174,369)                                                           553,378               317,520
                                                                     ---------------       ---------------
  Total assets                                                          $ 38,145,499          $ 25,785,523
                                                                     ===============       ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                $ 27,973,147          $ 20,798,909
Borrowed funds                                                             5,050,000                    -
Accrued expenses and other liabilities                                       227,505               327,772
                                                                     ---------------       ---------------
  Total liabilities                                                       33,250,652            21,126,681

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized 5,000,000 shares;
  no shares issued and outstanding                                                -                     -
Common stock, $1.00 par value; authorized 10,000,000 shares;
  542,802 shares issued and outstanding and 54,280 shares of
    converted and unissued Class B common stock                              597,082               597,082
Additional paid-in capital                                                 4,877,701             4,877,701
Accumulated deficit                                                         (152,574)             (278,843)
Unearned compensation, Class B common stock                                 (425,195)             (533,755)
Stock subscription receivable                                                      0               (20,000)
Unrealized gain (loss) on securities available for sale                       (2,167)               16,657
                                                                     ---------------       ---------------
  Total stockholders' equity                                               4,894,847             4,658,842
                                                                     ---------------       ---------------
     Total liabilities and stockholders' equity                      $    38,145,499          $ 25,785,523
                                                                     ===============       ===============

 The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  Year ended December 31, 1996 and the Period from March 14, 1995 (inception)
                           through December 31, 1995

                                                                            1996                  1995
                                                                     ---------------       ---------------
Interest income:
  Loans                                                              $     1,923,831          $    67,453
  Investment securities                                                      806,615               64,204
  Interest-bearing deposits and other                                        211,698               39,617
                                                                     ---------------          -----------
     Total interest income                                                 2,942,144              171,274


Interest expense:
  Deposits                                                                 1,182,452               90,525
  Borrowed funds                                                              42,664                5,967
                                                                     ---------------          -----------
     Total interest expense                                                1,225,116               96,492


Net interest income                                                        1,717,028               74,782

Provision for loan losses                                                    125,000               50,000
                                                                     ---------------          -----------

Net interest income after provision for loan losses                        1,592,028               24,782

Noninterest income:
  Gain on sales of investment securities                                      16,063                 -
  Other                                                                       87,169                1,596
                                                                     ---------------          -----------
     Total noninterest income                                                103,232                1,596
Non-interest expense:
  Compensation and benefits                                                  835,217              173,607
  Occupancy                                                                  119,636               29,038
  Other                                                                      546,143              102,576
                                                                     ---------------          -----------
     Total noninterest expense                                             1,500,996              305,221
                                                                     ---------------          -----------
Income (loss) before income taxes                                            194,264             (278,843)

Income tax expense                                                            67,995                 -
                                                                     ---------------     ----------------

Net income (loss)                                                    $       126,269     $       (278,843)
                                                                     ===============     ================
Per Share data:
  Net income (loss) per common share - primary and fully diluted     $          0.21     $          (0.47)
  Weighted average shares outstanding                                        597,082              597,082

The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  Year ended December 31, 1996 and the Period from March 14, 1995 (inception)
                           through December 31, 1995

                                                                                                               Net
                                                                                  Unearned                  unrealized
                                          Common      Additional                compensation     Stock      gain (loss)
                                   -----------------   paid-in    Accumulated     Class B     subscription   on AFS
                                    Common   Class B   capital      deficit        Stock       receivable   securities    Total
                                   --------  -------  ----------  -----------  -------------  ------------  -----------  ----------

Balances, March 14, 1995                 $0       $0          $0          $0             $0             $0           $0          $0

Class B common stock issued               -      100         400           -              -              -                      500

Public offering of common stock     542,802        -   4,388,679           -              -        (20,000)           -   4,911,481

Conversion of Class B common stock   54,280     (100)    488,622           -       (542,802)             -            -           -

Net unrealized gain on securities
available-for-sale                       -         -           -           -              -              -       16,657      16,657

Amortization of unearned
compensation Class B common stock        -         -           -           -          9,047              -            -       9,047

Net income                               -         -           -    (278,843)             -              -            -    (278,843)
                                   -------- --------  ----------  -----------  -------------  -------------  ----------  ----------

Balances, December 31, 1995        $597,082       $0  $4,877,701   $(278,843)     $(533,755)      $(20,000)     $16,657  $4,658,842
                                   ======== ========  ==========  ===========  =============  =============  ==========  ==========

Net unrealized loss on securities
available-for-sale                       -        -            -           -              -              -     (18,824)     (18,824)

Amortization of unearned
compensation Class B common stock        -        -            -           -        108,560              -           -      108,560

Receipt of stock subscription
receivable                               -        -            -           -              -         20,000           -       20,000

Net income                               -        -            -     126,269              -              -           -      126,269
                                   -------- --------  ----------  -----------  -------------  -------------  ----------  ----------

Balances, December 31, 1996        $597,082       $0  $4,877,701   $(152,574)     $(425,195)             $0    $(2,167)  $4,894,847
                                   ======== ========  ==========  ===========  =============  =============  ==========  ==========

 The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
  Year ended December 31, 1996 and the Period from March 14, 1995 (inception)
                           through December 31, 1995

                                                                                    1996                 1995
                                                                                    ----                 ----
Cash flows from operating activities
  Net Income                                                                    $   126,269         $   (278,843)
  Adjustments to reconcile net income to cash used in
  operating activities
  Depreciation and amortization                                                      58,921               15,293
  Net accretion of discounts on purchased loan portfolios                          (674,101)                   -
  Provision for loan losses                                                         125,000               50,000
  Net (accretion) amortization of investment securities premiums/discounts          (44,389)              26,329
  Amortization of Class B stock                                                     108,560                    -
  Gain on sale of investments available for sale                                    (16,063)                   -
  Increase in other assets                                                         (235,858)             (75,282)
  Increase (decrease) in other liabilities                                         (100,267)              90,036
                                                                                ------------        -------------
   Net cash used in operating activities                                           (651,928)            (172,467)
                                                                                ------------        -------------
Cash flows from investing activities
  Proceeds from sale of investment securities available-for-sale                  1,515,938            3,643,000
  Proceeds from maturity or calls of investment securities available-for-sale       500,000                    -
  Purchase of investment securities available-for-sale                           (5,709,176)                   -
  Purchase of investment securities held-to-maturity                             (3,407,529)                   -
  Repayments of principal on investment securities held-to-maturity                 676,950               98,150
  Repayments of principal on investment securities available-for-sale               114,674                    -
  Purchase of FHLB Stock                                                           (166,200)                   -
  Net increase in loans                                                          (8,983,185)          (2,979,269)
  Payment to purchase common stock of subsidiary                                          -           (1,339,689)
  Cash of entity acquired                                                                 -            4,250,915
  Decrease (increase) in goodwill                                                    44,841             (185,492)
  Purchases of premises and equipment                                               (58,570)             (79,196)
                                                                                ------------        -------------
    Net cash provided by (used in) investing activities                         (15,472,257)           3,408,419
                                                                                ------------        -------------
Cash flows from financing activities
  Net proceeds from common stock issued                                                   -            4,534,230
  Net increase in deposits                                                        7,174,238              272,621
  Net increase in other borrowed funds                                            5,050,000               51,330
  Decrease in stock subscription receivable                                          20,000                    -
                                                                                -----------         ------------
    Net cash provided by financing activities                                    12,224,238            4,858,181
                                                                                -----------         ------------
  Net increase (decrease) in cash and cash equivalents                           (3,879,947)           8,094,133
  Cash and cash equivalents, beginning of period                                  8,094,133                    -
                                                                                -----------         ------------
  Cash and cash equivalents, end of period                                      $ 4,214,186         $  8,094,133
                                                                                ===========         ============
  Cash paid during the period for:
  Interest                                                                      $ 1,181,284         $     84,363
  Taxes                                                                              43,800                    -


  The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

USABancShares, Inc., (the "Company") is a bank holding company and the parent company of Peoples Thrift Savings Bank (the "Bank"). The Bank is a state-chartered stock savings institution providing retail and commercial banking services from its single office in Norristown, Pennsylvania. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank and the Company are subject to the regulations of certain state and federal agencies and, accordingly, undergo periodic examinations by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and federal legislation and regulation.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and the Bank conform with generally accepted accounting principles and predominant practices within the banking industry. All intercompany balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ from those estimates.

The principle estimate that is particularly susceptible to significantly change in the near term relates to the allowance for loan losses and certain intangible assets, such as goodwill. The evaluation of the adequacy of the allowance for loan losses includes a review of the individual loans and overall risk charecteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses. All goodwill resulted from the acquisition of the Bank.

Cash and cash Equivalents

Cash and cash equivalents include cash and due from banks and interest bearing deposits with banks. Interest bearing deposits with banks consist of short term investments having maturities of three months or less.

Investments and Mortgage-Backed Securities

Investment securities are classified in one of three categories: held-to-maturity, trading or available-for-sale. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. As the Bank does not engage in security trading, the balance of its debt securities and any equity securities are classified as available-for-sale. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of stockholders' equity and excluded from the determination of net income. Gains and losses on sales of investments are determined primarily by use of the specific identification method.

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal and are reduced by unearned loan fees and an allowance for loan losses. Interest on loans is accrued and credited to operations based on the principal amounts outstanding. The allowance for loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

Accrual of interest is discontinued on a loan when principal and interest become 90 days or more past due and when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection is doubtful. Once a loan is placed on non-accrual status, interest previously accrued and uncollected is charged to operations and interest is included in income thereafter only to the extent actually received in cash.

The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on November 30, 1995. This new standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The adoption of SFAS No. 114, as amended by SFAS No. 118, did not have a material impact on the Bank's financial condition or its results of operations.

Depreciation and Amortization

Depreciation of equipment is provided for by the straight-line method and accelerated methods over estimated useful lives. Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease or the estimated useful life, whichever is shorter. Goodwill arising from the acquisition of the Bank on November 30, 1995 is being amortized by the straight-line method over 15 years. On an ongoing basis management reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the value of and the estimated undiscounted future net income expected to be generated by the related subsidiary to determine that no impairment has occurred.
                                       F-6

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

SFAS No. 121

The Financial Accounting Standards Board issued a new standard, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121, on January 1, 1996, did not have a material impact on the Company's financial position and results of operations for the year ended December 31, 1996.

SFAS No. 122

In January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that a mortgage banking enterprise recognize, as a separate asset, rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of SFAS No. 122, on January 1, 1996, did not have a material impact on the Company's financial position or results of operations for the year ended December 31, 1996.

Income Taxes

The Bank accounts for its income taxes under the liability method specified by SFAS No. 109. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The Company files a consolidated federal income tax return and the amount of income tax expense or benefit is computed and allocated on a separate return basis.

Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock outstanding. Stock options are considered common stock equivalents and are included in the computation of the number of shares outstanding using the treasury stock method, unless antidilutive. The weighted average number of shares used in the computation of primary and fully diluted earnings per share was 597,082 for 1996. Included in the weighted average number of shares at December 31, 1996 are 54,802 shares associated with the deemed conversion of Class B Common Stock.

NOTE 2 - ACQUISITION OF PEOPLES THRIFT SAVINGS BANK

On November 30, 1995, the Company completed a merger with the Bank. Under the terms of the merger, all of the outstanding stock of the Bank was purchased for cash in the amount of $16.80 per share, or $1,339,689. Additionally, holders of employee stock options of this Bank received cash equal to the difference between the per share exercise price and the purchase price per share. The

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION OF PEOPLES THRIFT SAVINGS BANK - (Continued)

transaction was accounted for under the purchase method of accounting, and as such, any difference between the fair value of net assets acquired and the purchase price will be amortized over an estimated 15 years. A total of $185,492 of Goodwill was recorded as a result of the merger.

Pro forma income statement for the year ended December 31, 1995, assuming the acquisition of the Bank at January 1, 1995 is as follows. (Dollars in Thousands)

Interest income                                         $1,450
Interest expense                                         1,017
                                                        ------
  Net interest income                                      433
Provision for loan losses                                   50
                                                        ------
  Net income after provision for loan losses               383

Noninterest income                                           6
Noninterest expense                                        761
                                                        ------
  Loss before income tax                                  (372)
Income taxes                                                 -
                                                        ------
  Net loss                                              $ (372)
                                                        ======
Net loss per share                                      $(0.62)
                                                        ======
                                       F-8

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and approximate fair market value of the Bank's available-for-sale and held-to-maturity securities are summarized as follows:

                                                                  December 31, 1996
                                       -----------------------------------------------------------------------------
                                                                Gross               Gross              Approximate
                                         Amortized            Unrealized          Unrealized               Fair
                                            Cost                Gains               Losses                 Value
                                       ------------           ----------          -----------          -------------
Available for Sale
U.S. Government agency securities        $ 3,614,740          $ 28,850             $      -           $ 3,643,590
Mortgage-backed securities                 1,863,115             6,037                    -             1,869,152
Corporate securities                         461,429                                  3,044               458,385
Equity securities                            161,626                 -               35,126               126,500
                                         -----------          --------             --------           -----------
  Total available for sale               $ 6,100,910          $ 34,887             $ 38,170           $ 6,097,627
                                         ===========          ========             ========           ===========
Held to Maturity
U.S. Government agency securities        $ 1,498,179          $      -             $  1,884           $ 1,496,295
Mortgage-backed securities                 6,820,038             3,602                    -             6,823,640
Corporate securities                       1,908,902             1,737                    -             1,910,639
                                         -----------          --------             --------           -----------
  Total held to maturity                 $10,227,119          $  5,339             $  1,884           $10,230,574
                                         ===========          ========             ========           ===========

                                                                  December 31, 1995
                                       -----------------------------------------------------------------------------
                                                                Gross               Gross              Approximate
                                         Amortized            Unrealized          Unrealized               Fair
                                            Cost                Gains               Losses                 Value
                                       ------------           ----------          -----------          -------------
Available for Sale
Mortgage-backed securities               $ 2,480,495          $  25,237            $      -           $ 2,505,732
                                         -----------          ---------            --------           -----------
  Total available for sale               $ 2,480,495          $  25,237            $      -           $ 2,505,732
                                         ===========          =========            ========           ===========
Held to Maturity
Mortgage-backed securities               $ 7,478,613          $  67,894            $ 12,350           $ 7,534,157
                                         -----------          ---------            --------           -----------
  Total held to maturity                 $ 7,478,613          $  67,894            $ 12,350           $ 7,534,157
                                         ===========          =========            ========           ===========

                                       F-9

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES - (Continued)

The following table lists the maturities of debt and equity securities at December 31, 1996 classified as available for sale and held to maturity:

                                                           Available for Sale                    Held to Maturity
                                                     -------------------------------      --------------------------------
                                                                         Approximate                          Approximate
                                                       Amortized             Fair           Amortized             Fair
                                                          Cost              Value             Cost                Value
                                                     ------------        ------------     ---------------     ------------
Due after one year through five years                $   750,000         $  752,265       $  1,106,290        $ 1,098,786
Due after five years through ten years                   992,552          1,006,083          2,407,556          2,416,064
Due after ten years                                    4,196,732          4,212,779          6,713,273          6,715,724
                                                     -----------         ----------       ------------        -----------
Equity Securities                                        161,626            126,500                  -                 -
                                                     -----------         ----------       ------------        -----------
                                                     $ 6,100,910         $6,097,627       $ 10,227,119        $10,230,574
                                                     ===========         ==========       ============        ===========

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no sales of investment securities classified as held-to-maturity during 1996. Proceeds on the sales of investment securities classified as available-for-sale were $1,515,938 in 1996. Gross gains of $22,063 and gross losses of $6,000 were realized on these sales. Proceeds on the sales of investment securities classified as available for sale during 1995 were $3,643,000. There were no related gains or losses for the period from March 14, 1995 (inception) through December 31, 1995.

NOTE 4 - LOANS

Major classifications of loans are summarized as follows:

                                                        December 31,
                                                  -------------------------
                                                      1996          1995
                                                  -----------   -----------

Real estate                                       $14,648,419   $ 6,849,692
Commercial and industrial                           1,138,000       250,000
Other                                               1,226,000        83,861
                                                  -----------   -----------
   Total loans                                     17,012,419     7,183,553

Less:

   Loans in process                                   215,000        88,070
   Unearned income                                     85,857        38,286
   Allowance for loan losses                          182,079        60,000
                                                  -----------   -----------
   Net loans                                       16,529,483     6,997,197
                                                  ===========   ===========

                       USABancShares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS - (Continued)

Changes in the allowance for loan losses are summarized as follows:

                                                    December 31,
                                           -----------------------------
                                                1996            1995
                                           ------------   --------------
Balance, January 1,                         $   60,000      $    -
                                            ----------      ----------
Additions:
 Allowance of acquired banks                       -            10,000
 Provision for loan losses                     125,000          50,000
                                            ----------      ----------
   Total additions                             125,000          60,000
                                            ----------      ----------
Deductions:
 Loan losses                                $   (2,921)              0
 Less recoveries on loans                            0               0
   Net loan losses                          $   (2,921)              0
                                            ----------      ----------
Balance, December 31,                       $  182,079      $   60,000
                                            ----------      ----------

On December 31, 1996, nonaccrual loans were $120,985, loans 90 days or more past due and still accruing interest were $190,879. There were no troubled debt restructured loans as of December 31, 1996. On December 31, 1995, there were no nonaccrual loans or loans 90 days or more past due. There were no troubled debt restructured loans as of December 31, 1995. The aggregate amount of loans by the Bank to its directors and executive officers, including loans to related persons and entities, was $898,817 at December 31, 1996 and $12,391 at December 31, 1995. All loan transactions entered into between the Bank and such related parties were made on the same terms and conditions as transactions with all other parties. In management's opinion, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and Equipment are summarized as follows:

                                          Estimated                   December 31,
                                          useful lives           1996             1995
                                        -----------------      ----------      ------------
  Furniture and Fixtures                   5-7 Years           $ 128,474         $ 82,403
  Leasehold improvements                  5-20 Years              60,493           47,994
                                                               ----------      ----------
                                                                 188,967          130,397
  Accumulated depreciation                                       (43,546)          (7,361)
                                                               ----------      ----------
  Premises and Equipment, net                                  $ 145,421         $123,036
                                                               ==========      ==========

Depreciation and amortization charged to operations amounted to $36,185 during 1996 and $7,361 for the period from March 14, 1995 (inception) to December 31, 1995.

                       USABancShares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASE COMMITMENTS

The Bank and the Company have entered into non-cancelable operating lease agreements for their primary facilities. Both the Bank and Company are responsible for pro-rata operating expense escalation's. The approximate minimum annual rental payments at December 31, 1996 under these leases are summarized as follows:

               Year ending December 31,
              ---------------------------
 1997                                                $  112,000
 1998                                                    91,000
 1999                                                    43,000
 2000                                                    14,000
 2001                                                         -
                                                     ----------
                                                     $  260,000
                                                     ==========

Rent expense for the year ended December 31, 1996, and the period ended December 31, 1995, amounted to $91,000 and $24,393, respectively.

NOTE 7 - FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

On December 31 1996, the Bank had the following off-balance-sheet financial instruments whose contract amount represent credit risk:

Commitments to extend credit                                     $332,070

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition set forth in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis.

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEPOSITS

Deposits at December 31 are summarized as follows:

                                Weighted                  1996                              1995
                                Interest                  ----                              ----
                                  Rate
                                  1996           Amount           Percent        Amount           Percent
                               ----------     -----------        --------    ------------        --------
Demand                                       $     58,659          0.21%     $      4,186          0.02%
NOW Accounts                       1.67%          891,640          3.19%          401,664          1.93%
Passbook                           2.51%        2,029,694          7.26%        2,591,172         12.46%
Certificates of deposit            5.83%       24,993,154         89.35%       17,801,887         85.59%
                                             ------------        -------     ------------        ------
                                             $ 27,973,147        100.00%     $ 20,798,909        100.00%
                                             ============        =======     ============        =======

The following table summarizes the maturity composition of certificates of deposit at December 31, 1996, compared to December 31, 1995:

                                                                   December 31,
                                            ------------------------------------------------------
                                                 1996          %               1995           %
                                            -------------    ------        ------------     ------
Within one year                              $13,968,430      55.9%         $ 8,252,026      46.4%
Over one year through two years                4,199,501      16.8%           5,004,994      28.1%
Over two years through three years             4,289,518      17.2%             681,694       3.8%
Over three years through five years            1,322,451       5.3%           3,863,173      21.7%
Over five years through ten years              1,213,254       4.9%                           0.0%
                                            -------------    ------        ------------     ------
                                             $24,993,154     100.0%         $17,801,887     100.0%
                                            =============    ======        ============     ======

The following table summarizes the maturity composition of certificates of deposit with balances of $100,000 or more at December 31, 1996, compared to December 31, 1995:

                                                                   December 31,
                                            ------------------------------------------------------
                                                 1996          %               1995           %
                                            -------------    ------        ------------     ------
Within one year                              $ 1,495,338      59.5%         $   817,543      46.1%
Over one year through two years                  179,392       7.1%             429,267      24.2%
Over two years through three years               606,814      24.2%                 -         0.0%
Over three years through five years              102,759       4.1%             401,405      22.6%
Over five years through ten years                126,776       5.0%             126,776       7.1%
                                            -------------    ------        ------------     ------
                                             $ 2,511,079     100.0%         $ 1,774,990     100.0%
                                            =============    ======        ============     ======

The aggregate amount of deposits with a minimum denomination of $100,000 was approximately $1,811,079 at December 31, 1996 and $1,775,000 at December 31, 1995. Depositors have their accounts insured up to applicable limits ($100,000 per depositor) as defined by the Federal Deposit Insurance Corporation.

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEPOSITS - (Continued)

Interest expense on deposits for the years ended December 31 is summarized as follows:

                                                  December 31,
                                          --------------------------
                                              1996          1995
                                          ----------      --------
NOW Accounts                              $   11,916      $    801
Passbook                                      60,533         5,365
Certificates of deposit                    1,110,003        84,359
                                          ----------      --------
                                          $1,182,452       $90,525
                                          ==========      ========

NOTE 9 - BORROWED FUNDS

FHLB Advances

At December 31, 1996, the Bank had $5,000,000 in Federal Home Loan Bank advances outstanding. Of that total, $3,500,000 was in a fixed rate advance that carried an interest rate of 5.80%. The balance of $1,500,000 was in a variable rate advance that carried an average rate of 5.69 %. Both of these advances will mature during 1997. There were no outstanding Federal Home Loan Bank advances at December 31, 1995.

At December 31, 1996, collateral consisting primarily of qualifying first mortgage loans and investment securities totaling approximately $18.7 million is pledged to the Federal Home Loan Bank of Pittsburgh to secure advances outstanding. Also, the Bank may borrow up to an aggregate of $16.7 million from the Federal Home Loan Bank.

Lines of Credit

The Bank has a $2,000,000 revolving line of credit with the FHLB of Pittsburgh which bears interest at 25 basis points above the Federal Funds rate. The line is subject to renewal at six-month intervals, occurring next on June 30, 1997.

There were no borrowings under this facility as of or during December 31, 1996 or for the period from March 14, 1995 (inception) through December 31, 1995. During October, 1996 the Company entered into a one year $350,000 revolving line of credit with a financial institution. Interest on the revolving line is charged at prime plus one percent and carried a finance charge of $3,500. Total interest paid during the year ended December 31, 1996 amounted to $2,658. The finance charge is being amortized over the term of the credit facility . $50,000 was due and outstanding as of December 31, 1996.

NOTE 10 - DUE TO AFFILIATED COMPANY

During the period from March 14, 1995 (inception), through December 31, 1995, the Company incurred operating expenses and purchased assets (primarily furniture, fixtures, computers and equipment). These purchases and expenses totaled $206,622, the payment for which was made by an affiliated company of which the Company's President and CEO was a principal officer. At December 31, 1995, $56,087 was due this affiliate and is included in accrued expenses and other liabilities on the consolidated balance sheet. During 1996, the Company paid the remaining balance and there are no amounts outstanding as of December 31, 1996.

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense amounts are summarized as follows for the years ended December 31:

                                                        1996          1995
                                                     ----------    ----------

 Other noninterest income:
   Service charges an fees                           $   2,452     $   1,596
   Loan late charges                                    42,777           -
   Other                                                41,940           -
                                                     ---------     ---------

                                                     $  87,169     $   1,596
                                                     =========     =========

 Other noninterest expense:
   Data processing                                   $  80,271     $   4,165
   Professional fees                                    60,909        39,682
   Advertising                                          21,995         1,836
   Insurance                                            66,971        14,671
   Office                                               71,226        23,612
   Travel & Entertainment                               74,103         5,423
   Depreciation and Amortization                        46,555        11,327
   Other                                               124,113         1,860
                                                      ---------     ---------
                                                     $ 546,143     $ 102,576
                                                     ==========    ==========
NOTE 12 - STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan) for the benefit of key officers and employees of the Company and the Bank. The Plan was designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company, and reward key employees for outstanding performance and the attainment of targeted goals. The Plan was also designed to retain qualified directors for the Company, and will provide for the grant of non-qualified stock options and incentive stock options intended to comply with the requirements of
Section 422 of the Internal Revenue Code of 1986, as amended. Initial options to acquire shares of Common stock that have been awarded to officers and key employees of the Company and the Bank and directors of the Company with an exercise price equal to $10.00 per share. The Plan is administered and interpreted by a Committee of the Board of Directors, and unless sooner terminated, will be in effect for a period of ten years from the Effective Date.

A total of 300,000 shares has been reserved for issuance under the Plan. An aggregate of 188,500 shares have been granted to the Bank's executive officers, non-employee directors, and other key employees as of December 31, 1996 at an exercise price of $10.00, subject to vesting and other provisions of the Plan. Such options were not dilutive at December 31, 1996. During the period ended December 31, 1996, no options were exercised or expired.

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK OPTION PLAN - (Continued)

The Company has fixed stock option plans accounted for under APB Opinion No. 25 and related interpretations. The plans allow the Company to grant options to employees and directors for up to 300,000 shares of common stock. The options, which have a term of 10 years when issued, vest either immediately or over a period specified by the Company's compensation committee. The excercise price of each option equals the market price of the Company's on the date of the grant. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                              1996          1995
                                          ----------     ---------
Net income as reported                    $  126,269     $(278,843)
Pro forma net income                        (208,695)     (433,114)

Earnings per share as reported            $     0.21     $   (0.47)
Pro forma earnings per share                   (0.35)        (0.73)

                                                       1996                        1995
                                          ---------------------------  ----------------------------
                                                     Weighted Average              Weighted Average
                                           Number of    Per Share       Number of     Per Share
                                            Options  Exercise Price     Options   Exercise Price
                                          ---------- ----------------  ----------  ----------------
Outstanding, beginning of year               176,000           $10.00           -                 -
Granted                                       12,500           $10.00     176,000            $10.00
Exercised
Forfeited
Expired
                                          ----------  ---------------   ---------   ---------------
Outstanding, end of year                     188,500           $10.00     176,000            $10.00
Options excercisable at year-end             188,500           $10.00     176,000            $10.00

Weighted-average fair value of
options granted during the year                                $ 2.90                        $ 4.45

The fair value of options granted during 1996 is estimated using the following weighted-average information: risk-free rate of 6.12%, expected life of 4.7 years, expected volatility of stock price of 18.5% and expected dividends of $0 per year.

At December 31, 1996, options outstanding were as follows:

Number outstanding                           188,500
Range of excercise prices                     $10.00
Weighted-average excercise price              $10.00
Weighted-average remaining option life    7.45 years

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHAREHOLDERS'EQUITY

On November 30, 1995, the company sold 542,802 shares of its common stock at $10.00 per share through a public offering. Cost incurred in the offering, including underwriters' discounts, approximated $497,000 and were netted against the gross proceeds received.

In connection with the formation of the Company, the President & CEO purchased 10,000 shares, par value $ .01, of Class B Common Stock for $500. These shares mandatorily convert into ten percent of the then issued shares of Class A Common Stock on January 1, 2001.

Unearned compensation of $542,802 was recorded at the close of the offering on November 30, 1995, based on the offering price of the $10.00 per share. As a result of the mandatory conversion provision, the Class B Common Stock was deemed converted on November 30, 1995 for financial statement purposes. Unearned compensation, which is shown as a separate component of Shareholders' Equity is being amortized to expense over the stipulated period, five years.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Bank has a defined contribution plan 401(k) covering eligible employees, as defined under the plan document. Employees may contribute up to 10% of compensation, as defined under the plan document. The Bank can make discretionary contributions. The Bank did not make any contributions into the plan during the period ended December 31, 1996 or from March 14, 1995 (inception) through December 31, 1995.

NOTE 15 - REGULATORY MATTERS

State banking statutes restrict the amount of dividends paid on capital stock. Accordingly, no dividends shall be paid by the Bank on its capital stock unless, following the payment of such dividends, the capital stock of the Bank will be unimpaired, and (1) the Bank will have a surplus of not less than 50% of its capital, or, if not, (2) the payment of such dividend will not reduce the surplus of the Bank.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital ( as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - REGULATORY MATTERS - (Continued)

As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.

The Bank and the Company's actual capital amounts and ratios are presented in the following table:

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
 For the Bank:                                  Actual:               Adequacy Purposes:           Action Provisions:
--------------                          -----------------------      ---------------------       ----------------------
 As of December 31, 1996:               Amount          Ratio         Amount        Ratio         Amount         Ratio
                                        -------         -------      --------       ------       --------       -------
  Total Capital
   (to Risk Weighted Assets)             $ 4,657           25.6%      $ 1,458           8.0%         1,822         10.0%
  Tier I Capital
   (to Risk Weighted Assets)             $ 4,475           24.6%      $   729           4.0%         1,093          6.0%
  Tier I Capital
   (Average Assets)                      $ 4,475           12.9%      $ 1,387           4.0%         1,734          5.0%
 As of December 31, 1995:
  Total Capital
   (to Risk Weighted Assets)             $ 4,457           40.1%      $   888           8.0%         1,110         10.0%
  Tier I Capital
   (to Risk Weighted Assets)             $ 4,517           17.1%      $   444           4.0%           666          6.0%
  Tier I Capital
   (Average Assets)                      $ 4,517           14.9%      $ 1,210           4.0%         1,513          5.0%

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES

The Company did not record an income tax provision for the period March 14, 1995 (inception) through December 31, 1995 because of its net operating loss and the absence of any taxes paid in the carryback period.

Income tax expense from current operations is composed of the following:

                                                                     1996          1995
                                                                  ---------     ----------
Federal
 Current                                                          $  23,155     $    -
 Deferred                                                                -           -
 Benefit applied to reduce goodwill                                  30,042
                                                                  ---------     ----------
                                                                     53,197          -

State
 Current                                                                 -           -
 Deferred
 Benefit applied to reduce goodwill                                  14,798          -
                                                                  ---------     ----------
                                                                     14,798          -
                                                                  ---------     ----------

Income tax expense                                                $  67,995     $    -
                                                                  =========     ==========

A reconciliation of income tax expense computed at the statutory federal corporation income tax rate is as follows:

                                                                      1996         1995
                                                                  -----------   ----------
Income taxes at statutory rate                                    $  66,050     $(94,807)
Adjustments resulting from:                                              -           -
 Nondeductible expenses                                              40,251          340
 Limitations on net operating loss carryover                             -        94,467
 Net operating loss carryover utilized                              (76,708)         -
 Increase in valuation allowance                                     36,418          -
 State taxes                                                          9,767          -
 Low rate bracket income                                             (7,783)         -
                                                                  ---------     --------
Actual income tax expense                                         $  67,995     $    -
                                                                  =========     ========



                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES - (Continued)

Deferred taxes are included in the accompanying financial statements at December 31, 1996 and 1995 for the effects of differences between the financial statement and federal income tax bases of assets and liabilities under the provisions of enacted tax laws. Deferred tax assets and liabilities at December 31, 1996 and 1995 were comprised as follows:

                                                                      1996           1995
                                                                 -----------     -----------
Deferred tax assets:
 Allowance for loan losses                                      $    48,657      $    20,097
 Deferred loan fees                                                  11,244           13,142
 Deferred compensation                                               23,525           20,189
 Charitable contribution                                              1,391               -
 Unrealized loss on securities available-for-sale                     1,116               -
 Net operating loss carryforwards                                    21,701          152,918
                                                                 -----------     -----------
                                                                    107,634          206,346
Valuation Allowance                                                (103,850)        (190,966)
                                                                 -----------     -----------
                                                                      3,784           15,380
                                                                 -----------     -----------

Deferred tax liabilities:
 Fixed assets                                                         3,784            6,800
 Unrealized gains on securities available-for-sale                        -            8,580
                                                                 -----------     -----------
                                                                      3,784           15,380
                                                                 -----------     -----------
Net deferred tax asset                                           $        -       $        -
                                                                 ===========     ===========

At December 31, 1996, the Company had a federal net operating loss carryover of $63,827 which will expire in 2007. During 1996, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of the Bank. The deferred tax asset associated with those loss carryovers is fully offset by a valuation allowance. Accordingly, the realized tax benefit is reflected as a reduction of the goodwill associated with the acquisition and a corresponding reduction of deferred income tax benefit for the year.

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 prescribes that the Company disclose the estimated fair value of its financial instruments. The following table shows those values and the related carrying amounts at December 31, 1996. Items which are not financial instruments are not included.

                                                                     1996          1995
                                                                  -----------   -----------
Cash and interest-earning deposits in financial institutions      $ 4,214,186   $ 4,214,186
Securities held-to-maturity                                        10,227,119    10,230,574
Securities available-for-sale                                       6,097,627     6,097,627
Federal Home Loan Bank Stock                                          250,000       250,000
Loans receivable, net                                              16,529,483    16,827,739
Demand and savings deposits                                         2,979,993     2,979,993
Certificates of deposit                                            24,993,154    25,050,624
Advances from the Federal Home Loan Bank                            5,000,000     5,000,000

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1996. The estimated fair value for cash and interest-earning deposits in financial institutions is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or equivalent securities. The estimated fair value for loans is based on estimates of the rate the Company would charge for similar such loans at December 31, 1996, applied for the time period until estimated repayment. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposit and advances from the Federal Home Loan Bank are based on estimates of the rate the Company would pay on such deposits or for such advances at December 31, 1996, applied for the time period until maturity. The estimated fair value of other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant for this presentation.

While these estimates of fair value are based on Managements judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December, 31, 1996, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1996, should not necessarily be considered to apply at subsequent dates.

                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Condensed financial information for USABancShares, Inc. (parent company only) follows:
                            CONDENSED BALANCE SHEETS

                                                                          1996             1995
                                                                      ----------        ----------
ASSETS
Cash and Due from banks                                             $     13,047       $   459,843
Securities available-for-sale                                            126,500
Investment in Bank                                                     4,624,230         4,024,745
Premises and Equipment, net                                                    -            63,616
Other assets                                                             218,580           250,193
                                                                    ------------       ------------
 Total assets                                                       $  4,982,357       $ 4,798,397
                                                                    ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                         87,510           139,555

Stockholders' Equity
Preferred Stock                                                      $         -        $        -
Common Stock                                                             597,082           597,082
Additional paid-in-capital                                             4,877,701         4,877,701
Accumulated deficit                                                     (152,574)         (278,843)
Unearned compensation, Class B stock                                    (425,195)         (533,755)
Stock subscription receivable                                                  -           (20,000)
Unrealized gain (loss) on securities available for sale                   (2,167)           16,657
                                                                    ------------       ------------
 Total stockholders'equity                                          $  4,894,847       $ 4,658,842

 Total liabilities and stockholders'equity                          $  4,982,357       $ 4,798,397
                                                                    ============       ============


                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - (Continued)

                        CONDENSED STATEMENT OF OPERATIONS

Condensed financial information for USABancShares, Inc. (parent company only) follows:


                                                                                     1996           1995
                                                                                 -----------     -----------
 Income:
    Other income                                                                  $  30,719         $   -
                                                                                 -----------     -----------
    Total income                                                                     30,719             -
                                                                                 -----------     -----------

 Expenses:
    Compensation                                                                    108,560         106,500
    Occupancy                                                                           -            25,469
    Professional fees                                                               (28,728)         20,746
    Insurance                                                                           -            13,670
    Office                                                                           (4,252)         22,722
    Travel & Entertainment                                                               -            5,025
    Depreciation and Amortization                                                    29,208           9,545
    Interest Expense                                                                  2,658           5,967
    Loss on sale of investment securities                                             6,000             -
    Other                                                                             2,023             954
                                                                                 -----------    -----------
    Total expenses                                                                  115,469         210,598
                                                                                 -----------    -----------
 Loss before income taxes and equity in
 undistributed income (loss) of subsidiary                                          (84,750)       (210,598)

 Provision for income taxes                                                         (75,299)            -
                                                                                 -----------    -----------

 Loss before equity in undistributed earnings of subsidiary                          (9,451)       (210,598)

 Equity in undistributed income (loss) of subsidiary                                135,720         (68,245)
                                                                                 -----------     -----------
 Net income (loss)                                                                 $126,269      $ (278,843)
                                                                                 ===========      ==========


                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - (Continued)

                       CONDENSED STATEMENT OF CASH FLOWS

Condensed financial information for USABancShares, Inc. (parent company only) follows:



                                                                                         1996              1995
                                                                                    -------------      -------------
Cash flows from operating activities
  Net Income                                                                          $   126,269      $   (278,843)
  Adjustments to reconcile net income to cash provided
  by operating activities
  Depreciation and amortization                                                            29,208             9,545
  Amortization of Class B stock                                                           108,560                 -
  Equity in undistributed (income) loss of subsidiary                                    (135,720)           68,245
  Loss on sale of investments available for sale                                            6,000                 -
  Decrease (increase) in other assets                                                      31,613          (274,158)
  Increase (decrease) in capital contributions due bank                                  (409,251)          409,251
  Increase (decrease) in other liabilities                                                (45,958)           85,771
                                                                                    -------------     -------------
   Net cash provided by (used in) operating activities                                   (289,279)           19,811
                                                                                    -------------     -------------
Cash flows from investing activities
  Purchase of investment securities available-for-sale                                   (201,375)                -
  Proceeds from sale of investment securities available-for-sale                           33,750                 -
  Capital contributions made to bank                                                     (393,056)       (2,736,645)
  Payment to purchase common stock of subsidiary                                                -        (1,339,688)
  Purchases of premises and equipment                                                           -           (69,196)
                                                                                    -------------     -------------
   Net cash provided by (used in) investing activities                                   (560,681)       (4,145,529)
                                                                                    -------------     -------------
Cash flows from financing activities
  Net proceeds from common stock issued                                                   409,251         4,534,230
  Net increase (decrease) in other borrowed funds                                          (6,087)           51,331
                                                                                    -------------     -------------
   Net cash provided by financing activities                                              403,164         4,585,561
                                                                                    -------------     -------------
  Net increase (decrease) in cash and cash equivalents                                   (446,796)          459,843

  Cash and cash equivalents, beginning of year                                            459,843                 -
                                                                                    -------------     -------------
  Cash and cash equivalents, end of year                                              $    13,047      $    459,843
                                                                                    =============     ==============


                       USABancShares, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENT

On February 19, 1997, the Board of Directors of the Company approved the acquisition, by the Company, of the Knox Financial Services Group, Inc. ("Knox"), a registered securities broker/dealer. The Company will acquire all of the outstanding shares of common stock of Knox for a purchase price (the "Purchase Price") of $75,000. The Company will pay the Purchase Price by delivering to the sellers 7,500 restricted shares of the Company's common stock. In the event that the cash portion of the assets of Knox (a) exceeds $40,000, the difference between the excess amount and $40,000 will be paid to the sellers in cash and (b) is less than $40,000, the number of shares will be reduced proportionally. Following the acquisition, the Company will change the name of Knox to USACapital, Inc. ("USACapital"). USACapital will continue Knox's retail brokerage business under the direction of its current principals. USACapital will not engage in underwriting activities. On February 24, 1997, the Company applied to the Federal Reserve Bank of Philadelphia for the approval for the acquisition of Knox.