Form 10QSB
period 1997-03-31
USABANCSHARES INC
filed 1997-05-15
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

      Commission file number 000-27244
                             ---------

                               USABANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                       23-2806495
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

         One Penn Square, 30 South 15th Street, Philadelphia, PA, 19102
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (215) 569-4200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $1.00 par value, outstanding on May 14, 1997: 550,697 shares
Class B Common Stock, $.01 par value, outstanding on May 14, 1997: 10,000 shares

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                             Page #

               Item 1. Financial Statements

               Consolidated Balance Sheets                                                                  3

               Consolidated  Statements of Income                                                           4

               Statements of Changes in Stockholders' Equity                                                5

               Consolidated Statements of Cash Flows                                                        6

               Notes to Consolidated Financial Statements                                                   7

               Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                    8

PART II.  OTHER INFORMATION

               Item 1. Legal Proceedings                                                                   16

               Item 2. Change in Securities                                                                16

               Item 3. Defaults Upon Senior Securities                                                     16

               Item 4. Submission of Matters to a Vote of Security Holders                                 16

               Item 5. Other Information                                                                   16

               Item 6. Exhibits and Reports on Form 8-K                                                    16

SIGNATURES                                                                                                 17



                       USABancShares, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                  March 31,       December 31,
                                                                                    1997              1996
                                                                                ------------    ------------
ASSETS
Cash and cash equivalents:
  Cash and Due from banks                                                       $    157,881    $    198,154
  Interest-bearing deposits with banks                                               516,383       4,016,032
                                                                                ------------    ------------
     Total cash and cash equivalents                                                 674,264       4,214,186

Investment securities:
  Investments available for sale                                                   7,661,474       6,097,627
  Investments held to maturity (fair value; 1997 - $11,734,935,
   1996 - $10,230,574)                                                            11,812,305      10,227,119
                                                                                ------------    ------------
     Total investment securities                                                  19,473,779      16,324,746

FHLB Stock                                                                           153,600         250,000

Loans                                                                             18,146,907      16,711,562
Allowance for loan losses                                                           (207,079)       (182,079)
                                                                                ------------    ------------
  Loans, net                                                                      17,939,828      16,529,483
Premises and Equipment, net                                                          156,627         145,421
Goodwill                                                                             125,995         128,285
Other assets                                                                         777,777         553,378
                                                                                ------------    ------------
     Total assets                                                               $ 39,301,870    $ 38,145,499
                                                                                ============    ============

LIABILITIES
Deposits:
  Demand                                                                        $     85,541    $     58,659
  Passbook                                                                         2,135,505       2,029,694
  NOW accounts                                                                     1,133,183         891,640
  Certificates of deposit                                                         27,603,227      24,993,154
                                                                                ------------    ------------
     Total deposits                                                               30,957,456      27,973,147
Other borrowed money                                                               3,155,000       5,050,000
Other liabilities                                                                    229,331         227,505
                                                                                ------------    ------------
     Total liabilities                                                          $ 34,341,787    $ 33,250,652

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized 5,000,000 shares;
  no shares issued and outstanding                                                      --              --
Common stock, $1.00 par value; authorized 10,000,000 shares;
  542,802 shares issued and outstanding and 54,280 shares of
  converted and unissued Class B common stock                                        597,082         597,082
Additional paid-in capital                                                         4,877,701       4,877,701
Accumulated deficit                                                                  (99,610)       (152,574)
Unearned compensation, Class B common stock                                         (398,055)       (425,195)
Stock subscription receivable                                                              0               0
Unrealized gain (loss) on securities available-for-sale                              (17,035)         (2,167)
                                                                                ------------    ------------
  Total stockholders' equity                                                       4,960,083       4,894,847
                                                                                ------------    ------------
     Total liabilities and stockholders' equity                                 $ 39,301,870    $ 38,145,499
                                                                                ============    ============

The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                --------------------------
                                                                   1997               1996
                                                                ---------          --------
Interest income:
  Loans                                                           582,028           231,270
  Investment securities                                           313,638           164,625
  Interest-bearing deposits and other                              29,360           100,630
                                                                ---------          --------
                                                                  925,026           496,525
Interest expense:
  Passbook                                                         12,584            16,379
  NOW Accounts                                                      3,248             2,643
  Certificates of deposit                                         382,889           258,148
  Other borrowings                                                 47,980              --
                                                                ---------          --------
                                                                  446,701           277,170
                                                                ---------          --------
     Net interest income                                          478,325           219,355
Provision for loan losses                                          25,000              --
                                                                ---------          --------
    Net interest income after provision for loan losses           453,325           219,355
                                                                ---------          --------

Non-interest income
  Gain on sales of investment securities                            6,552            22,063
  Other                                                            10,845            40,238
                                                                ---------          --------
                                                                   17,397            62,301

Non-interest expense:
  Compensation                                                    199,932           165,555
  Occupancy                                                        39,575            27,226
  Data processing                                                  15,455            13,216
  Professional fees                                                31,264             6,265
  Advertising                                                       6,571             5,072
  Insurance                                                        12,752             5,853
  Office                                                           19,241            10,282
  Travel & Entertainment                                           11,771            10,952
  Depreciation and Amortization                                    13,189            14,807
  Other                                                            36,962            13,743
                                                                ---------          --------
                                                                  386,712           272,971
                                                                ---------          --------
  Income before income taxes                                       84,010             8,685
Provision for income taxes                                         31,046              --
                                                                ---------          --------
  Net income (loss)                                             $  52,964          $  8,685
                                                                =========          ========

  Earnings per common share - primary and fully diluted         $    0.09          $   0.01
  Weighted average shares outstanding                             597,082           597,082



                       USABancShares, Inc. and Subsidiary
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 1997
                                   (unaudited)

                                                                                       Unearned          Net
                                                        Additional                   compensation    unrealized
                                             Common      paid-in    Accumulated       Class B          gain on
                                             Stock       capital      deficit       Common Stock    AFS securities       Total
                                             -----       -------      -------       ------------    --------------       -----
Balance at December 31, 1996               $597,082    $4,877,701   ($152,574)       ($425,195)       ($2,167)        $4,894,847

Net unrealized loss on
securities available-for-sale                    -             -           -               -          (14,868)          (14,868)

Amortization of unearned
compensation Class 13 common stock               -             -           -            27,140              -             27,140

Receipt of stock subscription receivable         -             -           -                -               -                -

Net income                                       -             -       52,964               -               -             52,964
                                            -------     ---------      -------        --------        -------          ---------
Balance at March 31, 1997                  $597,082    $4,877,701    ($99,610)       ($398,055)      ($17,035)        $4,960,083
                                            =======     =========      =======        ========        =======          =========

  The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the three months ended March 31,
                                   (unaudited)

                                                                            1997         1996
                                                                       ------------  ------------
Cash flows from operating activities
  Net Income                                                           $     52,964   $     8,685
  Adjustments to reconcile net income to cash provided
    by operating activities
  Depreciation and amortization                                              10,899        14,807
  Provision for loan losses                                                  25,000          --
  Net amortization of investment securities premiums/discounts                7,317         4,192
  Amortization of Class B Stock                                              27,140          --
  Gain on sale of investments available for sale                             (6,552)      (22,063)
  Net (increase) decrease in other assets                                  (224,399)       81,610
  Net increase (decrease) in other liabilities                                1,826      (169,616)
  Decrease in goodwill                                                        2,290          --
                                                                       ------------   -----------
   Net cash from operating activities                                     (103,515)      (82,385)
                                                                       ------------   -----------
Cash flows from investing activities
  Proceeds from sale of investment securities available-for-sale          1,019,458     1,482,188
  Purchase of investment securities available-for-sale                   (2,615,250)   (1,742,975)
  Purchase of investment securities held-to-maturity                     (1,846,188)   (1,399,500)
  Repayments of principal on investment securities held-to-maturity         253,773       351,891
  Repayments of principal on investment securities available-for-sale        23,540        34,040
  Redemptions of FHLB stock                                                  96,400          --
  Net increase in loans                                                  (1,435,344)   (1,734,718)
  Purchases of premises and equipment                                       (22,105)      (15,898)
                                                                       ------------   -----------
   Net cash from investing activities                                    (4,525,716)   (3,024,972)
                                                                       ------------   -----------
Cash flows from financing activities
  Net increase in demand deposits and savings accounts                      374,236       444,339
  Net increase in certificates of deposit                                 2,610,073       597,165
  Net decrease in FHLB borrowings                                        (2,000,000)         --
  Net increase (decrease) in other borrowed funds                           105,000       (56,100)
                                                                       ------------   -----------
   Net cash from financing activities                                     1,089,309       985,404
                                                                       ------------   -----------
  Net increase (decrease) in cash and cash equivalents                   (3,539,922)   (2,121,953)

  Cash and cash equivalents, beginning of period                          4,214,186     8,094,133
                                                                       ------------   -----------
  Cash and cash equivalents, end of period                             $    674,264   $ 5,972,180
                                                                       ============   ===========

The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of USABancShares, Inc. (the "Company") and its wholly-owned subsidiary Peoples Thrift Savings Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results to be anticipated for the full year.

2. PER SHARE DATA

Income per common share data is based on the weighted average number of shares outstanding of 597,082 and 597,082 at March 31, 1997 and 1996 respectively.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION


                                                                            For Three Months Ended
Selected Financial Condition Data:                                  3/31/97         12/31/96        3/31/96
----------------------------------                              ------------      ----------       ----------
Total assets                                                    $ 39,301,870    $ 38,145,499     $ 26,703,743
Loans receivable, net                                             17,939,828      16,529,483        8,731,915
Securities                                                        19,473,779      16,324,746       11,448,524
Deposits                                                          30,957,456      27,973,147       21,480,413
Total borrowings                                                   3,155,000       5,050,000             --
Stockholders' equity                                               4,960,083       4,894,847        4,700,082

Selected Operations Data:
-------------------------
Total interest income                                           $    925,026    $    796,679     $    496,525
Total interest expense                                               446,701         379,352          277,170
                                                                ------------    ------------     ------------
 Net interest income                                                 478,325         417,327          219,355
Provision for loan losses                                             25,000            --               --
                                                                ------------    ------------     ------------
Net interest income after provision for loan losses                  453,325         417,327          219,355
Total noninterest income                                              17,397           7,142           62,301
Total noninterest expense                                            386,712         413,767          272,971
                                                                ------------    ------------     ------------
Income before income taxes                                            84,010          10,702            8,685
Income tax provision                                                  31,046      (a) 67,995               --
                                                                ------------    ------------     ------------
Net income                                                      $     52,964    $    (57,293)    $      8,685
                                                                ============    =============    ============
Selected Financial Ratios and Other Data:
-----------------------------------------
Performance Ratios:
Return on assets (ratio of net income to average total assets)         0.55%          -0.66%             0.13%
Return on equity (ratio of net income to average equity)               4.30%          -4.67%             0.74%
Tier 1 risk-based capital                                             23.20%          24.60%            40.06
Total risk-based capital                                              24.26%          25.60%            15.56

(a) Represents income tax expense for the entire twelve month period ended December 31, 1996.

                       USABancShares, Inc. and Subsidiary

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1997

This report contains "forward-looking" statements. USABancShares, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Act of 1995 and is including this statement for the express purpose of availing itself of such safe harbor with respect to such statements. Examples of forward-looking statements include, but are not limited to (a) statements of plans and objectives of the Company or its management or Board of Directors, (b) statements of future economic performance and (c) statements of assumptions underlying other statements and statements about the Company or its business. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1996 Annual Report on Form 10-KSB. Results of operations for the three month period ended March 31, 1997 are compared to the unaudited results of operations for the period ended March 31, 1996. Such information is based upon the historical financial information available as of that date. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of results to be attained for any other period.

RESULTS OF OPERATIONS

NET INCOME

The Company reported net income of $52,964, or $.09 per share, for the three months ended March 31, 1997, compared to $8,685, or $.01 per share for the three months ended March 31, 1996, representing a 509.8% increase. The increase in net income was primarily the result of an increase in net interest income of $258,970 due to discount accretion on purchased loans as well as interest earning asset growth. This was partially offset by a decrease in noninterest income of $44,904 an increase in noninterest expense of $113,741 an increase in the provision for loan losses of $25,000 and an increase in income tax expense of $31,046.

NET INTEREST INCOME

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in the mix of rates and volume of interest-earning assets and interest-bearing liabilities that occur over time. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets. Net interest income for the three months ended March 31, 1997, increased $258,970, or 118.13%, to $478,325 from $219,355 for the same period in 1996. Average interest-earning assets increased by $11.0 million, or 41.1%, to $37.6 million, for the three months ended March 31, 1997 compared to the same period in 1996. Average interest-bearing liabilities increased $10.7 million or 49.1% over the same period. The average net interest spread increased from 2.35% to 4.32%, resulting from the increase in average earning assets as discussed above. The Company's net interest margin for the three months ended March 31, 1997, was 5.09%, compared to 3.29% for the same period in 1996. The improvement was primarily related to discount accretion on purchased loans and higher volumes of earning assets during the three months ended March 31, 1997, compared to the same period in 1996.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:



                                                                        Three Months Ended March 31,
                                                  ---------------------------------------------------------------------------
                                                                  1997                                     1996
                                                  ------------------------------------   ------------------------------------
                                                  Average                     Average      Average                   Average
Assets:                                           Balance        Interest       Rate       Balance       Interest      Rate
                                                  -------        --------       ----       -------       --------      ----
Interest earning assets:
Loans                                           $17,429,235   $   582,028      13.36%     9,494,071   $   231,270      9.74%
Investment securities                            17,910,935       313,638       7.00%     9,971,413       164,625      6,60%
Interest-bearing deposits and other               2,266,208        29,360       5.18%     7,178,093       100,630      5.61%
                                                 ----------       -------       ----     ----------       -------      ----
   Total earning assets                          37,606,377       925,026       9.84%    26,643,577       496,525      7.45%
Non interest earning assets                       1,117,308                                 919,578
                                                 ----------                              ----------
   Total assets                                 $38,723,685                             $27,563,155
                                                 ==========                              ==========

Liabilities and Stockholders' Equity:
Deposits:
Passbook                                          2,082,600        12,584       2.42%     2,638,356        16,379      2.48%
NOW accounts                                      1,012,412         3,248       1.28%       533,621         2,643      1.98%
Certificates of deposit                          26,298,191       382,889       5.82%    18,561,389       258,148      5.56%
Other borrowings                                  3,000,000        47,980       6.40%             0             0      0.00%
                                                 ----------       -------       ----     ----------       -------      ----
   Total interest-bearing liabilities            32,393,202       446,701       5.52%    21,733,366       277,170      5.10%

   Other liabilities                              1,414,056                               1,431,054
                                                 ----------                               ---------
Stockholders' equity                              4,916,427                               4,398,735
                                                 ----------                              ----------
   Total liabilities and stockholders' equity   $38,723,685                             $27,563,155
                                                 ==========                              ==========

Excess of interest earning assets over           ----------                              ----------
  interest-bearing liabilities                  $ 5,213,175                             $ 4,910,211
                                                 ==========                              ==========       -------
Net interest income                                               478,325                                 219,355
                                                                  -------                                 -------

 Effective interest differential (spread)                                       4.32%                                  2.35%
                                                                                ----                                   ----

 Net yield on average interest earning assets                                   5.09%                                  3.29%
                                                                                ====                                   ====

                                        9

RATE VOLUME ANALYSIS

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes (a) related to outstanding balances and (b) due to the changes in interest rates. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change in rate/volume (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.



                                              March 31, 1997 vs March 31, 1996
                                         -----------------------------------------------
                                             Increase or Decrease
                                               Due to Change in
                                         -----------------------------         Total
                                          Average           Average          Increase
                                           Volume            Rate           (Decrease)
                                           ------            ----           ----------
Variance in interest income on:
Interest-earning assets:
Loans                                  $ 242,951           $ 107,807           $ 350,758
Investment securities                    138,466              10,547             149,013
Interest-bearing deposits and other      (64,158)             (7,112)            (71,270)
                                       ---------           ---------           ---------
  Total interest-earning assets          317,260             111,241             428,501

Interest-bearing deposits
Deposits:
Passbook                               $  (3,369)          $    (426)          $  (3,795)
NOW accounts                                 996                (391)                605
Certificates of deposit                  112,134              12,606             124,741
Other borrowings                          47,980                --                47,980
                                       ---------           ---------           ---------
  Total interest-bearing liabilities     157,742              11,789             169,531
                                       ---------           ---------           ---------
Change in net interest income          $ 159,518           $  99,452           $ 258,970
                                       =========           =========           =========





PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, the provision for loan losses increased $25,000 during the quarter ended March 31, 1997. The allowance for loan losses as a percentage of loans and leases outstanding was 1.14% at March 31, 1997, compared to 1.09% at December 31, 1996 and .68% at March 31, 1996. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions.

Management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant with respect to possible loan losses when compared to the entire loan portfolio. No charge-offs on loans were recorded during the first quarter of 1997 or for the comparable quarter in 1996.

INTEREST EXPENSE

Total interest expense increased $169,531 or 61.2%, compared to the three months ended March 31, 1996, due to a higher volume of new certificates of deposit and Federal Home Loan Bank ("FHLB") Advances. The average cost of funds, including other borrowings, was 5.52% for the first three months of 1997 compared to 5.10% over the same period in 1996.

NONINTEREST INCOME

Noninterest income decreased $44,904 or 72.1% in the first three months of 1997 compared to the same three months of 1996. An accrual adjustment recorded during the quarter ended March 31, 1996, relating to the period ended December 31, 1995, accounted for $30,064 of this decrease. Gains on sales of securities classified as available-for-sale decreased $15,511 and service charges on deposit accounts, other service charges, loan review fees, letter of credit fees and other miscellaneous income increased $671 during the period.

OTHER EXPENSE

Other expense increased an aggregate of $113,741 or 41.7%, compared to the first three months of 1996. Compensation expense increased $34,377 due to the hiring of additional personnel. Occupancy expense, office, travel and entertainment, advertising, depreciation and amortization expenses and other miscellaneous expenses increased $54,365 as a result of the increased efforts to attract additional customers. Professional fees increased $24,999 due an increase in outside consulting and legal services provided during the quarter.

INCOME TAX EXPENSE

Income tax expense increased to $31,046 compared to the first three months of 1996. The Company did not record an income tax provision for the period ended March 31, 1996 because of prior net operating losses which were utilized during the first quarter of 1996.

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $17.9 million at March 31, 1997 compared to $16.5 million at December 31, 1996. Loans receivable represented 45.6% of total assets and 57.9% of total deposits as of March 31, 1997 compared to 43.3% and 58.9%, respectively, at December 31, 1996. The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 1997, compared to December 31, 1996:


(Dollars in thousands)
                                     31-Mar-97            31-Dec-96
                               ------------------    ------------------
                                 1997         %        1996         %
                               ------------------    ------------------
Real estate                    $15,399      85.8%    $14,648      88.6%
Commercial and industrial        1,718       9.6%      1,138       6.9%
Other                            1,760       9.8%      1,226       7.4%
                               -------      ----     -------      ----

   Total loans                  18,877     105.2%     17,012     102.9%

Less:

   Loans in process                623       3.5%        215       1.3%
   Unearned income                 107       0.6%         86       0.5%
   Allowance for loan losses       207       1.2%        182       1.1%
                               -------      ----     -------      ----

   Net loans                   $17,940     100.0%    $16,529     100.0%
                                ======     =====      ======     =====


On March 31, 1997, the net book value of nonaccrual loans was approximately $244,000 compared to $120,985 at December 31, 1996. These amounts represented nonaccrual balances on discounted commercial and residential real estate loans purchased by the Bank from the FDIC during 1996 and not on balances originated directly by the Bank. There were no troubled debt restructured loans as of March 31, 1997. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended March 31, 1997, compared to December 31, 1996:



                                                        1997               1996
                                                     ---------        ---------
Balance at beginning of period                       $ 182,079        $  60,000
                                                     ---------        ---------

Additions:
 Allowance of acquired banks                              --               --
 Provision for loan losses                              25,000          125,000
                                                     ---------        ---------
   Total additions                                      25,000          125,000
                                                     ---------        ---------

Deductions:
 Loan losses                                              --             (2,921)
 Less recoveries on loans                                 --               --
   Net loan losses                                        --               --
                                                     ---------        ---------
Balance at end of period                             $ 207,079        $ 182,079
                                                     ---------        ---------

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at March 31, 1997, and December 31, 1996, respectively, for each major category of the Bank's investment securities:



                                                                                       March 31, 1997
                                                           -------------------------------------------------------------------------
                                                                                   Gross             Gross              Approximate
                                                              Amortized          Unrealized        Unrealized              Fair
                                                                Cost               Gains             Losses                Value
                                                            ------------        -----------        -------------        ------------
Available for Sale
U.S. Government agency securities                            $ 5,362,509         $     --           $     10,357         $ 5,352,152
Mortgage-backed securities                                     1,839,902                                   9,704           1,830,198
Other securities                                                 479,124               --                    --              479,124
                                                             -----------         --------           ------------         -----------
 Total available for sale                                      7,681,535         $     --           $     20,061         $ 7,661,474
                                                             ===========         ========           ============         ===========

Held to Maturity
U.S. Government agency securities                            $ 3,344,406         $     --           $     14,574         $ 3,329,832
Corporate securities                                           1,905,268               --                  7,253           1,898,015
Mortgage-backed securities                                     6,562,631               --                 55,543           6,507,088
                                                             -----------         --------           ------------         -----------
 Total held to maturity                                      $11,812,305         $     --           $     77,370         $11,734,935
                                                             ===========         ========           ============         ===========

                                                                                        December 31, 1996
                                                           -------------------------------------------------------------------------
                                                                                   Gross             Gross              Approximate
                                                              Amortized          Unrealized        Unrealized              Fair
                                                                Cost               Gains             Losses                Value
                                                            ------------        -----------        -------------        ------------
Available for Sale
U.S. Government agency securities                            $ 3,614,740         $    28,850         $      --           $ 3,643,590
Mortgage-backed securities                                     1,863,115               6,037                --             1,869,152
Other securities                                                 623,055                --                38,170             584,885
                                                             -----------         -----------         -----------         -----------
 Total available for sale                                    $ 6,100,910         $    34,887         $    38,170         $ 6,097,627
                                                             ===========         ===========         ===========         ===========

Held to Maturity
U.S. Government agency securities                            $ 1,498,179         $      --           $     1,884         $ 1,496,295
Corporate securities                                           6,820,038               3,602                --             6,823,640
Mortgage-backed securities                                     1,908,902               1,737                --             1,910,639
                                                             -----------         -----------         -----------         -----------
 Total held to maturity                                      $10,227,119         $     5,339         $     1,884         $10,230,574
                                                             ===========         ===========         ===========         ===========

LIQUIDITY

The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 10.7% to $31.0 million at March 31, 1997, compared to $28.0 million as of December 31, 1996. The Bank has made a concerted effort to attract deposits in the market area served by the Bank through competitive pricing of the its retail deposit products.

Increases over the period were due to marketing efforts, and new business development programs initiated by Company. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio.



                                                              31-Mar-97                               31-Dec-96
                                                   -----------------------------------    ----------------------------------
                                                   Amount                  Percent         Amount               Percent
                                                   ------                  -------         ------               -------
Demand                                            $    85,541               0.28%        $    58,659                 0.21%
NOW Accounts                                        1,133,183               3.66%            891,640                 3.19%
Passbook                                            2,135,505               6.90%          2,029,694                 7.26%
Certificates of deposit                            27,603,227              89.17%         24,993,154                89.35%
                                                  -----------             -------        -----------               -------
                                                  $30,957,456             100.00%        $27,973,147               100.00%
                                                  ===========             =======        ===========               =======

The following table summarizes the maturity composition of certificates of deposit at March 31, 1997, compared to December 31, 1996:


                                                              31-Mar-97                                31-Dec-96
                                                   -----------------------------------      ----------------------------------
                                                     Amount               Percent           Amount              Percent
                                                     ------               -------           ------              -------
Within one year                                   $13,750,628              49.82%        $13,968,430              55.89%
Over one year through two years                     6,364,666              23.06%          4,199,501              16.80%
Over two years through three years                  4,449,025              16.12%          4,289,518              17.16%
Over three years through five years                 1,763,902               6.39%          1,322,451               5.29%
Over five years through ten years                   1,275,006               4.62%          1,213,254               4.85%
                                                  -----------             -------        -----------             -------
                                                  $27,603,227             100.00%        $24,993,154             100.00%
                                                  ===========             =======        ===========             =======

Other borrowings decreased to $3.2 million at March 31, 1997, compared to $5.1 million as of December 31, 1996. This decrease was the result of the scheduled maturity of an FHLB advance during the quarter. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

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

The following table sets forth the regulatory capital ratios for the Bank as of March 31, 1997 and December 31, 1996 together with the minimum ratios required under the regulation for an institution to be deemed "well capitalized".


                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                          For Capital               Prompt Corrective
 For the Bank:                                   Actual:              Adequacy Purposes:           Action Provisions:
 -------------                         -----------------------       ---------------------        ----------------------
As of March 31, 1997:                   Amount           Ratio        Amount         Ratio        Amount          Ratio
                                        ------           -----        ------         -----        ------          -----
  Total Capital
   (to Risk Weighted Assets)            $4,769           24.3%       $1,573           8.0%        $1,966          10.0%
  Tier I Capital
   (to Risk Weighted Assets)            $4,562           23.2%          786           4.0%        $1,180           6.0%
  Tier I Capital
   (Average Assets)                     $4,562           11.9%       $1,539           4.0%        $1,924           5.0%
As of December 31, 1996:
  Total Capital
   (to Risk Weighted Assets)            $4,657           25.6%       $1,458           8.0%        $1,822          10.0%
  Tier I Capital
   (to Risk Weighted Assets)            $4,475           24.6%       $  729           4.0%        $1,093           6.0%
  Tier I Capital
   (Average Assets)                     $4,475           12.9%       $1,387           4.0%        $1,734           5.0%



RECENT DEVELOPMENTS

On April 11, 1997, the Company consumated the acquisition of the Knox Financial Services Group, Inc. ("Knox"), a registered securities broker/dealer. The Company acquired all of the outstanding shares of common stock of Knox in exchange for 7,895 restricted shares of the Company's common stock. Knox has been renamed USACapital, Inc. ("USACapital"). USACapital will continue Knox's retail brokerage business under the direction of its current principals.

PART II

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (A)    Exhibits
                                               Page No. in Sequential
        Exhibit No.                               Numbering System
        -----------                               ----------------

         4.  Articles and Bylaws                          *

        27.  Financial Data Schedule

        (B)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1997.

------------------
* Incorporated by reference from the Registration Statement on Form SB-2 of the Company, as amended, Registration No. 00027244

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                   USABANCSHARES, INC.


Date: May 14, 1997          By:    /s/  Kenneth L. Tepper
                                   -----------------------------------------
                                   Kenneth L. Tepper,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date: May 14, 1997          By:    /s/  David J. Torpey
                                   ----------------------------------------
                                   David J. Torpey,
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)