Form 10QSB
period 1997-06-30
USABANCSHARES INC
filed 1997-08-14
CIK 945532

                Balance Sheet SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

         (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

    Commission file number 000-27244
                           ---------


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

                                 (215) 569-4200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $1.00 par value, outstanding on August 14, 1997: 550,696 shares Class B Common Stock, $.01 par value, outstanding on August 14, 1997: 10,000 shares

                               USABancShares, Inc.

                           Index to Form 10-QSB Report



PART I.  FINANCIAL INFORMATION                                          Page #

                  Item 1. Financial Statements

                  Consolidated Balance Sheets                              3
                  Consolidated  Statements of Income                       4
                  Statements of Changes in Stockholders' Equity            5
                  Consolidated Statements of Cash Flows                    6
                  Notes to Consolidated Financial Statements               7

                  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8

PART II  OTHER INFORMATION

                  Item 1.  Legal Proceedings                              18

                  Item 2.  Change in Securities                           18
                  Item 3.  Defaults Upon Senior Securities                18

                  Item 4.  Submission of Matters to a Vote of Security
                           Holders                                        18

                  Item 5.  Other Information                              18

                  Item 6.  Exhibits and Reports on Form 8-K               18

SIGNATURES                                                                19

                       USABancShares, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                           June 30,            December 31,
                                                                             1997                  1996
                                                                         -----------           -----------
ASSETS
Cash and cash equivalents:
 Cash and Due from banks                                                 $ 1,569,544           $   198,154
 Interest-bearing deposits with banks                                      4,021,161             4,016,032
                                                                         -----------           -----------
   Total cash and cash equivalents                                         5,590,705             4,214,186

Investment securities:
 Investments available for sale                                            9,052,294             6,097,627
 Investments held to maturity (fair value; 1997 - $11,293,538,
  1996 - $10,230,574)                                                     11,308,644            10,227,119
                                                                         -----------           -----------
   Total investment securities                                            20,360,938            16,324,746

FHLB Stock                                                                   375,000               250,000

Loans                                                                     20,972,014            16,711,562
Allowance for loan losses                                                   (207,079)             (182,079)
                                                                         -----------           -----------
 Loans, net                                                               20,764,935            16,529,483
Premises and Equipment, net                                                  163,834               145,421
Goodwill                                                                      97,608               128,285
Other assets                                                                 949,978               553,378
                                                                         -----------           -----------
   Total assets                                                          $48,302,998           $38,145,499
                                                                         ===========           ===========
LIABILITIES
Deposits:
 Demand                                                                  $   102,675           $    58,659
 Passbook                                                                  1,884,966             2,029,694
 NOW accounts                                                              1,089,216               891,640
 Money Market                                                              2,838,837                     -
 Certificates of deposit                                                  32,649,686            24,993,154
                                                                         -----------           -----------
   Total deposits                                                         38,565,380            27,973,147
Other borrowed money                                                       4,205,000             5,050,000
Other liabilities                                                            336,590               227,505
                                                                         -----------           -----------
   Total liabilities                                                     $43,106,970           $33,250,652

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized 5,000,000 shares;
 no shares issued and outstanding                                                  -                     -
Common stock, $1.00 par value; authorized 10,000,000 shares;
 550,696 shares issued and outstanding and 54,280 shares of
 converted and unissued Class B common stock                                 604,976               597,082
Additional paid-in capital                                                 4,944,807             4,877,701
Accumulated deficit                                                            7,419              (152,574)
Unearned compensation, Class B common stock                                 (370,915)             (425,195)
Unrealized gain (loss) on securities available-for-sale                        9,741                (2,167)
                                                                         -----------           -----------
 Total stockholders' equity                                                5,196,028             4,894,847
                                                                         -----------           -----------
   Total liabilities and stockholders'equity                             $48,302,998           $38,145,499
                                                                         ===========           ===========


  The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the six and three month periods ended June 30, 1997 and 1996
                                   (unaudited)


                                                                   Six Months Ended June 30,           Three Months Ended June 30,
                                                                    1997               1996               1997              1996
                                                                ----------         ----------         ----------          --------
Interest income:
  Loans                                                         $1,206,521         $  832,595         $  622,800          $601,325
  Investment securities                                            696,429            351,400            382,791           186,775
  Interest-bearing deposits and other                               52,498            144,417             23,138            43,786
                                                                ----------         ----------         ----------          --------
                                                                 1,955,448          1,328,412          1,028,729           831,886
Interest expense:
  Passbook                                                          24,105             32,254             11,520            15,875
  NOW Accounts                                                       7,086              5,196              3,847             2,553
  Money Market                                                       1,402                  -              1,393                 -
  Certificates of deposit                                          799,551            516,443            416,662           258,295
  Other borrowings                                                 134,719                  -             86,740                 -
                                                                ----------         ----------         ----------          --------
                                                                   966,863            553,893            520,162           276,723
                                                                ----------         ----------         ----------          --------
     Net interest income                                           988,585            774,519            508,567           555,163
Provision for loan losses                                           25,000             75,000                  -            75,000
                                                                ----------         ----------         ----------          --------
     Net interest income after provision for loan losses           963,585            699,519            508,567           480,163
                                                                ----------         ----------         ----------          --------
Non-interest income
  Gain on sales of investment securities                            36,039             22,063             29,487                 -
  Other                                                             92,259             45,615             83,107             5,377
                                                                ----------         ----------         ----------          --------
                                                                   128,298             67,678            112,594             5,377

Non-interest expense:
  Compensation                                                     415,900            381,036            215,968           215,481
  Occupancy                                                         83,276             52,666             43,701            25,440
  Data processing                                                   38,634             32,085             23,179            18,869
  Professional fees                                                 95,127             49,491             63,862            43,226
  Advertising                                                       14,689             11,558              8,118             6,486
  Insurance                                                         22,873             25,726             10,121            19,873
  Office                                                            39,072             37,362             19,831            27,080
  Travel & Entertainment                                            32,282             25,823             20,512            14,871
  Depreciation and Amortization                                     31,898             29,707             18,709            14,900
  Other                                                             68,535             54,484             31,573            40,740
                                                                ----------         ----------         ----------          --------
                                                                   842,286            699,938            455,574           426,966
                                                                ----------         ----------         ----------          --------
  Income before income taxes                                       249,597             67,259            165,587            58,574
Provision for income taxes                                          89,604                  -             58,558                 -
                                                                ----------         ----------         ----------          --------
  Net income, (loss)                                            $  159,993         $   67,259         $  107,029          $ 58,574
                                                                ==========         ==========         ==========          ========
  Earnings per common share - primary and fully diluted         $     0.27         $     0.11         $     0.18          $   0.10
  Weighted average shares outstanding                              600,590            597,082            604,022           597,082


 The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1997
                                   (unaudited)

                                                                                         Unearned           Net
                                                       Additional                     compensation      unrealized
                                           Common       paid-in        Accumulated       Class B          gain on
                                           Stock        capital          deficit       Common Stock   AFS securities       Total
                                           ------       -------          -------       ------------   --------------       -----
Balance at December 31, 1996              597,082     $4,877,701      ($152,574)        ($425,195)       ($2,167)        $4,894,847

Net unrealized loss on
securities available-for-sale                   -              -              -                 -        (14,868)           (14,868)

Amortization of unearned
compensation Class B common stock               -              -              -            27,140              -             27,140

Net income                                      -              -         52,964                 -              -             52,964
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                 597,082     $4,877,701       $(99,610)        $(398,055)      $(17,035)        $4,960,083
====================================================================================================================================
Acquisition of Knox Financial               7,894         67,106                                                             75,000

Net unrealized loss on
securities available-for-sale                   -              -              -                 -         26,776             26,776

Amortization of unearned
compensation Class B common stock               -              -              -            27,140              -             27,140

Net income                                      -              -        107,029                 -              -            107,029
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                  604,976     $4,944,807       $  7,419         $(370,915)      $  9,741         $5,196,028
====================================================================================================================================


  The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the six months ended June 30,
                                   (unaudited)

                                                                                         1997               1996
                                                                                     ----------          ----------
Cash flows used in operating activities
    Net Income                                                                       $  159,993           $  67,259
    Adjustments to reconcile net income to cash used in
    operating activities
    Depreciation and amortization                                                        26,585              54,483
    Net accretion of discounts on purchased loan portfolios                            (251,645)                  -
    Provision for loan losses                                                            25,000              75,000
    Net amortization of investment securities premiums/discounts                         17,800                   -
    Amortization of Class B Stock                                                        54,280                   -
    Gain on sale of investments available for sale                                      (36,039)            (22,063)
    Net (increase) decrease in other assets                                            (396,600)            (33,106)
    Net increase (decrease) in other liabilities                                        109,085            (192,414)
    (Increase) decrease in goodwill                                                      30,677                   -
                                                                                     ----------           ----------
      Net cash used in operating activities                                            (260,864)            (50,841)
                                                                                     ----------           ----------
Cash flows used in investing activities
    Proceeds from sale of investment securities held-to-maturity                      1,001,250                   -
    Proceeds from sale of investment securities available-for-sale                    1,354,800           1,482,188
    Proceeds from maturity or calls of investment securities held-to-maturity           500,000                   -
    Purchase of investment securities available-for-sale                             (4,330,435)         (1,742,975)
    Purchase of investment securities held-to-maturity                               (2,946,188)         (1,649,500)
    Repayments of principal on investment securities held-to-maturity                   379,574             499,178
    Repayments of principal on investment securities available-for-sale                  65,144              48,289
    Net purchases of FHLB stock                                                        (125,000)                  -
    Cash of acquired entity                                                              44,810                   -
    Net increase in loans                                                            (4,008,807)         (4,701,635)
    Purchases of premises and equipment                                                 (44,998)            (15,898)
                                                                                     ----------          ----------
      Net cash used in investing activities                                          (8,109,850)         (6,080,353)
                                                                                     ----------          ----------
Cash flows provided by financing activities
    Net increase in demand deposits and savings accounts                              2,935,701              41,385
    Net increase in certificates of deposit                                           7,656,532             696,923
    Net decrease in FHLB borrowings                                                  (1,000,000)                  -
    Net increase (decrease) in other borrowed funds                                     155,000             (56,100)
                                                                                     ----------          ----------
      Net cash provided by financing activities                                       9,747,233             682,208
                                                                                     ----------          ----------
    Net increase (decrease) in cash and cash equivalents                              1,376,519          (5,448,986)

    Cash and cash equivalents, beginning of period                                    4,214,186           8,094,133
                                                                                     ----------          ----------
    Cash and cash equivalents, end of period                                         $5,590,705          $2,645,147
                                                                                     ==========          ==========


  The accompanying notes are an integral part of these consolidated statements.

                       USABancShares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Information as of and for the three and six months
                       ended June 30, 1997 is unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996 include the accounts of USABancShares, Inc. (the "Company") and its wholly-owned subsidiares Peoples Thrift Savings Bank (the "Bank") and USACapital, Inc. (USACapital). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of results to be anticipated for the full year.

2. PER SHARE DATA

Income per common share data is based on the weighted average number of shares outstanding of 600,590 and 597,082 at June 30, 1997 and 1996 respectively.

3. ALLOWANCE FOR LOAN LOSSES

The Allowance for Loan Losses is established through a provision for loan losses charged to expenses. The allowance is an amount that management believes will be adequate to to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. While management usues available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of thier examination process, periodically review the Bank's allowance for loan losses based on thier judgements about information available to them at the time of thier examinations.

4. RECENT PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides new accounting and reporting standards for sales, securitizations, servicing of financial assets and extinguishment of liabilities. The Company adopted this statement on January 1, 1997. The adoption of SFAS No. 125 did not have a material impact on the Company's consolidated financial statements.

5. ACQUISITIONS

On April 11, 1997, the Company consummated the acquisition of the Knox Financial Services Group, Inc. ("Knox"), a registered securities broker/dealer. The Company acquired all of the outstanding shares of common stock of Knox in exchange for 7,894 restricted shares of the Company's common stock. Knox has been renamed USACapital, Inc. ("USACapital"). USACapital conducts Knox's retail brokerage business under the direction of its current principals.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains "forward-looking" statements. USABancShares, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Act of 1995 and is including this statement for the express purpose of availing itself of such safe harbor with respect to such statements. Examples of forward-looking statements include, but are not limited to (a) statements of plans and objectives of the Company or its management or Board of Directors, (b) statements of future economic performance and (c) statements of assumptions underlying other statements and statements about the Company or its business. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1996 Annual Report on Form 10-KSB. Results of operations for the three and six month periods ended June 30, 1997 are compared to the unaudited results of operations for the three and six month periods ended June 30, 1996. Such information is based upon the historical financial information available as of that date. Results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of results to be attained for any other period.



                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                              For Six Months Ended
Selected Financial Condition Data:                                        6/30/97             6/30/96
                                                                        -----------         -----------
Total assets                                                            $48,302,998         $26,442,047
Loans receivable, net                                                    20,764,935          11,623,832
Securities                                                               20,360,938          11,496,890
Deposits                                                                 38,565,380          21,537,217
Total borrowings                                                          4,205,000                   -
Stockholders' equity                                                      5,196,028           4,769,472

Selected Operations Data:
Total interest income                                                   $ 1,955,448         $ 1,328,412
Total interest expense                                                      966,863             553,893
                                                                        -----------         -----------
Net interest income                                                         988,585             774,519
Provision for loan losses                                                    25,000              75,000
                                                                        -----------         -----------
Net interest income after provision for loan losses                         963,585             699,519
Total noninterest income                                                    128,298              67,678
Total noninterest expense                                                   842,286             699,938
                                                                        -----------         -----------
Income before income taxes                                                  249,597              67,259
Income tax provision                                                         89,604                   -
                                                                        -----------         -----------
Net income                                                              $   159,993         $    67,259
                                                                        ===========         ===========
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)                0.78%               0.52%
Return on equity (ratio of net income to average equity)                      6.34%               2.85%
Tier I risk-based capital                                                     25.5%              24.60%
Total risk-based capital                                                      26.7%              25.60%


FINANCIAL CONDITION

The Company's total assets increased from $38.1 million at December 31, 1996 to $48.3 million at June 30, 1997, an increase of $10.2 million, or 24.6%. The increase was due primarily to increases in the loan and investment portfolios of $4.3 million and $4.0 million, respectively. This growth was funded primarily by increases in money market and certificate of deposit accounts. Total deposits increased $10.6 million to $38.6 million at June 30, 1997, due primarily to increases in money market and certificates of deposit accounts of $2.8 million and $7.7 million, respectively.

Borrowed funds consist primarily of ("Advances") from the Federal Home Loan Bank (the "FHLB") with both fixed and variable interest rates. Total borrowed funds decreased to $4.2 million at June 30, 1997 compared to $5.1 million at December 31, 1996. Management plans to continue to utilize FHLB advances in conjunction with deposit expansion to provide the necessary funding for the Bank's continued growth.

RESULTS OF OPERATIONS

NET INCOME

The Company reported net income of $159,993, or $.27 per share, for the six months ended June 30, 1997, compared to $67,259, or $.11 per share for the six months ended June 30, 1996, representing a 137.9% increase. The increase in net income was the result of an increase in net interest income of $214,066, an increase in non-interest income of $60,620 and a decrease in the provision for loan losses of $50,000. This was partially offset by an increase in noninterest expense of $142,348 and an increase in income tax expense of $89,604. Net income for the quarter ended June 30, 1997 was $107,029 as compared to $58,574 for the same period in 1996.

INTEREST INCOME

Interest income increased $627,036 to $1,955,448, or 47.2% for the six months ended June 30, 1997, compared to the same period in 1996. The increase in interest income was the result of an increase in interest income on loans and investment securities of $373,926 and $345,029, respectively. The increase in interest income was partially offset by a decrease in interest income on interest-bearing deposits of $91,919. The increase in interest income on loans is due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on discounted loan pools purchased by the by the Bank during 1995 and 1996. The discount associated with such discounted loan pools is recognized as a yield adjustment and is included as interest income using the interest method and applied on a loan-by-loan basis (to the extent that the timing and amount of cash flows can reasonably be determined). During the six months ended June 30, 1997, the Bank recognized approximately $252,000 in accretion income associated with these discounted loan pools. Of this amount, approximately $114,000 represents accelerated income related to payoffs of individual loans within the discounted loan pools. The balance of approximately $138,000 represents normal accretion based on the Banks internal estimates of future cash flows. For the three months ended June 30, 1997, interest income increased $196,843 to $1,028,729, or 23.7%, compared to the same period in 1996. The increase in interest income was the result of an increase in interest income on loans and investment securities of $21,475 and $196,016, respectively. The increase in interest income was partially offset by a decrease in interest income on interest-bearing deposits of $20,648 for the three months ended June 30, 1997.

INTEREST EXPENSE

Interest expense increased $412,970 to $966,863, or 74.6%, for the six months ended June 30, 1997, compared to the same period in 1996 due to a higher volume of new certificates of deposit and FHLB Advances. The average cost of funds, including other borrowings, increased .19% to 5.44% for the six months ended June 30, 1997 compared to the same period in 1996. Interest expense increased $243,439 to $520,162, or 88.0%, for the three months ended June 30, 1997, compared to the same period in 1996 due to a higher volume of new certificates of deposit and FHLB Advances. The average cost of funds, including other borrowings, increased .40% to 5.54% for the three months ended June 30, 1997 compared to the same period in 1996.

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

Net interest income for the six months ended June 30, 1997, increased $214,066, or 27.64%, to $988,585 from $774,519 compared to the same period in 1996. Average interest-earning assets increased by $14.1 million, or 56.0%, to $39.3 million, for the six months ended June 30, 1997 compared to the same period in 1996. Average interest-bearing liabilities increased $14.4 million or 68.2% over the same period. The average net interest spread decreased from 5.30% to 4.51% for the six months ended June 30, 1997, resulting from a decrease in the average yield on earning assets and an increase in the average cost of interest-bearing liabilities of .59% and .19%, respectively. The Company's net interest margin for the six months ended June 30, 1997, was 5.03%, compared to 6.15% for the same period in 1996. Net interest income for the three months ended June 30, 1997, decreased $46,596, or 8.39%, to $508,567 from $555,163 compared to the same period in 1996. Average interest-earning assets increased by $16.4 million, or 65.8%, to $41.2 million, for the three months ended June 30, 1997 compared to the same period in 1996. Average interest-bearing liabilities increased $16.1 million or 74.6% over the same period.

The average net interest spread decreased from 8.25% to 4.45% for the three months ended June 30, 1997, resulting from the decrease in the average yield on earning assets and the increase in the average cost of interest-bearing liabilities of 3.40% and .40%, respectively. The Company's net interest margin for the three months ended June 30, 1997, was 4.94%, compared to 8.94% for the same period in 1996.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

                                                                             Six Months Ended June 30,
                                                 ---------------------------------------------------------------------------------
                                                                     1997                                    1996
                                                 ---------------------------------------------------------------------------------
                                                     Average                     Average       Average                     Average
Assets:                                              Balance       Interest       Rate         Balance        Interest       Rate
                                                 ------------    ----------      ------     -----------     ----------      ------
Interest earning assets:
Loans                                            $ 18,610,161    $1,206,521      12.97%     $ 9,408,015     $  832,595      17.70%
Investment securities                              18,722,683       696,429       7.44%      10,782,518        351,400       6.52%
Interest-bearing deposits and other                 1,951,192        52,498       5.38%       4,994,740        144,417       5.78%
                                                 ------------    ----------      ------     -----------     ----------      ------
  Total earning assets                             39,284,036     1,955,448       9.96%      25,185,273      1,328,412      10.55%
Non interest earning assets                         1,632,753                                   928,512
                                                 ------------                               -----------
  Total assets                                   $ 40,916,789                               $26,113,785
                                                 ============                               ===========
Liabilities and Stockholders' Equity:
Deposits:
Passbook                                           1,936,722         24,105       2.49%       2,479,806         32,254       2.60%
NOW & Money Market accounts                        1,038,013          8,488       1.64%         485,309          5,196       2.14%
Certificates of deposit                           28,415,356        799,551       5.63%      18,150,349        516,443       5.69%
Other borrowings                                   4,136,667        134,719       6.51%               0              0       0.00%
                                                 -----------     ----------      ------     -----------     ----------      ------
  Total interest-bearing liabilities              35,526,757        966,863       5.44%      21,115,464        553,893       5.25%

  Other liabilities                                  373,046                                    284,164
                                                 -----------                                -----------
Stockholders' equity                               5,016,986                                  4,714,157
                                                 -----------                                -----------
  Total liabilities and stockholders' equity     $40,916,789                                $26,113,785
                                                 ===========                                ===========
Excess of interest earning assets over
interest-bearing liabilities                     $ 3,757,279                                $ 4,069,809
                                                 ===========                                ===========
Net interest income                                              $  988,585                                 $  774,519
                                                                 ==========                                 ==========
Effective interest differential (spread)                                          4.51%                                      5.30%
                                                                                 ------                                     ------
Net yield on average interest earning assets                                      5.03%                                      6.15%
                                                                                 ======                                     ======

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


                                              June 30, 1997 vs June 30, 1996
                                          -------------------------------------
                                             Increase or Decrease
                                               Due to Change in
                                          ------------------------      Total
                                           Average        Average      Increase
Rate/Volume Analysis                       Volume          Rate       (Decrease)
---------------------                     ---------     ----------    ---------
Variance in interest income on:
Interest-earning assets:
Loans                                     $514,634      $(140,708)    $373,926
Investment securities                      289,459         55,570      345,029
Interest-bearing deposits and other        (82,514)        (9,405)     (91,919)
                                          ---------     ----------    ---------
   Total interest-earning assets           721,579        (94,543)     627,036

Interest-bearing deposits
Deposits:
Passbook                                  $ (6,809)     $  (1,340)    $ (8,149)
NOW & Money Market accounts                  4,154           (862)       3,292
Certificates of deposit                    288,772         (5,664)     283,108
Other borrowings                           134,719             --      134,719
                                          ---------     ----------    ---------
   Total interest-bearing liabilities      420,835         (7,865)     412,970
                                          ---------     ----------    ---------
Change in net interest income              300,744        (86,678)     214,066
                                          =========     ==========    =========


PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, the provision for loan losses decreased $50,000 during the six months ended June 30, 1997 and $75,000 during the three months ended June 30, 1997 compared to the same periods during 1996. The allowance for loan losses as a percentage of loans and leases outstanding was .99% at June 30, 1997, compared to 1.09% at December 31, 1996 and 1.15% at June 30, 1996. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant with respect to possible loan losses when compared to the entire loan portfolio. No charge-offs on loans were recorded during the second quarter of 1997 or for the comparable quarter in 1996.

NONINTEREST INCOME

Noninterest income increased $60,620 to $128,298, or 89.6%, for the six months ended June 30, 1997, compared to the same period in 1996. The increase was the result of commission income of $75,232 generated by the Company's brokerage subsidiary, USACapital, during quarter ended June 30, 1997, its first quarter of operation and an increase in the gain on sales of investment securities of $13,976. Noninterest income increased $107,217 to $112,594 for the three months ended June 30, 1997, compared to the same period in 1996. The increase was primarily the result of commission income of $75,232 generated by USACapital during quarter ended June 30, 1997 as well as increases in fees and service charges on loan and deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased $142,348 to $842,286, or 20.3%, for the six months ended June 30, 1997, compared to the same period in 1996. Compensation expense increased $34,864 due to the hiring of additional personnel. Occupancy expense, office, travel and entertainment, advertising, depreciation and amortization expenses and other miscellaneous expenses increased $61,848 as a result of the increased promotional efforts to attract additional customers. Professional fees increased $45,636 due an increase in outside consulting and legal services provided during the quarter. Noninterest expense increased $28,608 to $455,574, or 6.7%, for the three months ended June 30, 1997, compared to the same period in 1996. Increases in occupancy, professional fees and other noninterest expenses of $18,261, $20,636 and $15,879, respectively, were partially offset by decreases in advertising, insurance and other expenses of $9,752, $7,249, and $9,167, respectively.

INCOME TAX EXPENSE

Income tax expense increased from $0 to $89,604, for the six months ended June 30, 1997, compared to the same period in 1996. The Company did not record an income tax provision for the six months ended June 30, 1996, because of prior net operating losses which were utilized during that period. Income tax expense increased from $0 to $58,558, for the three months ended June 30, 1997, compared to the same period in 1996. The Company did not record an income tax provision for the three months ended June 30, 1996 because of prior net operating losses which were utilized during that period.

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $20.1 million at June 30, 1997 compared to $16.5 million at December 31, 1996. Loans receivable represented 42.2% of total assets and 53.8% of total deposits as of June 30, 1997 compared to 43.3% and 58.9%, respectively, at December 31, 1996.

The following table summarizes the loan portfolio of the Bank by loan category and amount at June 30, 1997, compared to December 31, 1996:

(Dollars in thousands)
                                            June 30,              December 31,
                                    --------------------      ------------------
                                       1997          %          1996         %
                                    --------------------      ------------------
Real estate                         $15,886        76.5%      $14,648      88.6%
Commercial and industrial             4,258        20.5%        1,138       6.9%
Other                                   987         4.8%        1,226       7.4%
                                    -------       ------      -------     ------

   Total loans                       21,131       101.8%       17,012     102.9%

Less:

   Loans in process                      49         0.3%          215       1.3%
   Unearned income                      110         0.5%           86       0.5%
   Allowance for loan losses            207         1.0%          182       1.1%
                                    -------       ------      -------     ------
   Net loans                         20,765       100.0%       16,529     100.0%
                                    =======       ======      =======     ======


On June 30, 1997, the net book value of nonaccrual loans was approximately $326,000 compared to $120,985 at December 31, 1996. These amounts represented nonaccrual balances on discounted commercial and residential real estate loans purchased by the Bank from the Federal Deposit Insurance Corporation during 1996 and not on balances originated directly by the Bank. The Bank had no troubled debt restructured loans as of June 30, 1997. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The following table summarizes the changes in the Bank's allowance for loan losses for the period ended June 30, 1997, compared to December 31, 1996:


                                         1997           1996
                                       --------       --------
Balance at beginning of period         $182,079       $ 60,000
                                       --------       --------
Additions:
  Allowance of acquired banks                 -              -
  Provision for loan losses              25,000        125,000
                                       --------       --------
   Total additions                       25,000        125,000
                                       --------       --------
Deductions:
 Loan losses                                  -         (2,921)
 Less recoveries on loans                     -              -
   Net loan losses                            -              -
Balance at end of period               $207,079       $182,079
                                       --------       --------

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at June 30, 1997, and December 31, 1996, respectively, for each major category of the Bank's investment securities:

                                                                   June 30, 1997
                                          ---------------------------------------------------------------
                                                               Gross           Gross          Approximate
                                           Amortized         Unrealized      Unrealized          Fair
                                              Cost             Gains           Losses            Value
                                          -----------         -------        ---------        -----------
Available for Sale
U.S. Government agency securities         $ 5,362,613         $ 5,851                        $ 5,368,464
Mortgage-backed securities                  1,795,561           4,133                          1,799,694
Other securities                            1,879,362           4,774              -           1,884,136
                                          -----------         -------        -------         -----------
 Total available for sale                 $ 9,037,536         $14,758        $     -         $ 9,052,294
                                          ===========         =======        =======         ===========
Held to Maturity
U.S. Government agency securities         $ 1,947,315         $    -         $11,357         $ 1,935,958
Mortgage-backed securities                  6,460,260              -          20,826           6,439,434
Other securities                            2,901,069          17,077              -           2,918,146
                                          -----------         -------        -------         -----------
 Total held to maturity                   $11,308,644         $17,077        $32,183         $11,293,538
                                          ===========         =======        =======         ===========

                                                                 December 31, 1996
                                          ---------------------------------------------------------------
                                                               Gross           Gross          Approximate
                                           Amortized         Unrealized      Unrealized          Fair
                                              Cost             Gains           Losses            Value
                                          -----------         -------        ---------        -----------
Available for Sale
U.S. Government agency securities         $ 3,614,740        $ 28,850        $     -         $ 3,643,590
Mortgage-backed securities                  1,863,115           6,037              -           1,869,152
Other securities                              623,055              -          38,170             584,885
                                          -----------         -------        -------         -----------
 Total available for sale                 $ 6,100,910         $34,887        $38,170         $ 6,097,627
                                          ===========         =======        =======         ===========
Held to Maturity
U.S. Government agency securities         $ 1,498,179         $     -        $ 1,884         $ 1,496,295
Mortgage-backed securities                  6,820,038           3,602              -           6,823,640
Other securities                            1,908,902           1,737              -           1,910,639
                                          -----------         -------        -------         -----------
 Total held to maturity                   $10,227,119         $ 5,339        $ 1,884         $10,230,574
                                          ===========         =======        =======         ===========



LIQUIDITY

The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 37.9% to $38.6 million at June 30, 1997, compared to $28.0 million as of December 31, 1996. The Bank has made a concerted effort to attract deposits in the market area served by the Bank through competitive pricing of the its retail deposit products.

Increases over the period were due to marketing efforts, and new business development programs initiated by the Company. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio.


                                                           30-Jun-97                           31-Dec-96
                                               ------------------------------       ------------------------------
                                                  Amount              Percent          Amount              Percent
                                               -----------            -------       -----------            -------
Demand                                         $   102,675              0.27%       $    58,659              0.21%
NOW & Money Market accounts                      3,928,053             10.19%           891,640              3.19%
Passbook                                         1,884,966              4.89%         2,029,694              7.26%
Certificates of deposit                         32,649,686             84.66%        24,993,154             89.35%
                                               -----------            -------       -----------            -------
                                               $38,565,380            100.00%       $27,973,147            100.00%
                                               ===========            =======       ===========            =======

The following table summarizes the maturity composition of certificates of deposit at June 30, 1997, compared to December 31, 1996:

                                                           30-Jun-97                           31-Dec-96
                                               ------------------------------       ------------------------------
                                                  Amount              Percent          Amount              Percent
                                               -----------            -------       -----------            -------
Within one year                                $14,347,202             43.94%       $13,968,430             55.89%
Over one year through two years                 11,394,957             34.90%         4,199,501             16.80%
Over two years through three years               3,246,995              9.94%         4,289,518             17.16%
Over three years through five years              2,345,138              7.18%         1,322,451              5.29%
Over five years through ten years                1,315,393              4.03%         1,213,254              4.85%
                                               -----------            -------       -----------            -------
                                               $32,649,686            100.00%       $24,993,154            100.00%
                                               ===========            =======       ===========            =======


Other borrowings decreased to $4.2 million at June 30, 1997, compared to $5.1 million as of December 31, 1996. This decrease was the result of the scheduled maturity of an FHLB advance which was partially offset by additional borrowings during the period. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

Both the Company and the Bank are required to comply with certain "risk-based" capital adequacy guidelines issued by the Federal Reserve Bank (for the Company) and the FDIC (for the Bank). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, institutions are expected to meet minimum ratios for "qualifying total capital" and Tier 1 capital to risk-weighted assets of 8% and 4% respectively and a minimum leverage ratio (the ratio of Tier 1 capital to total average assets) of 3% plus an additional amount equal to between 1% and 2%. As used in the guidelines, "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) include allowances for credit losses (within certain limits), certain excess levels of preferred stock and certain types of "hybrid" capital instruments. subordinated debt and other preferred stock. The subordinated debt component of Tier 2 capital is reduced by 20% per year over the last five years of the term of any subordinated debt.

The following table sets forth the regulatory capital ratios for the Bank as of June 30, 1997, and December 31, 1996, together with the minimum ratios required under the regulation for an institution to be deemed "well capitalized".

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
 For the Bank:                                   Actual:              Adequacy Purposes:           Action Provisions:
--------------                          ----------------------      ---------------------        ---------------------
 As of June 30, 1997:                   Amount           Ratio      Amount          Ratio        Amount          Ratio
                                        ------           -----      ------          -----        ------          -----
  Total Capital
    (to Risk Weighted Assets)           $4,867           26.7%      $1,461           8.0%        1,827           10.0%
  Tier I Capital
    (to Risk Weighted Assets)           $4,660           25.5%      $  731           4.0%        1,096            6.0%
  Tier I Capital
    (Average Assets)                    $4,660           10.8%      $1,730           4.0%        2,163            5.0%
 As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)           $4,657           25.6%      $1,458           8.0%        1,822           10.0%
  Tier I Capital
    (to Risk Weighted Assets)           $4,475           24.6%      $  729           4.0%        1,093            6.0%
  Tier I Capital
    (Average Assets)                    $4,475           12.9%      $1,387           4.0%        1,734            5.0%



RECENT EVENTS

On June 24, 1997, the Company's Board of Directors declared a 33% stock dividend, payable July 18, 1997 to shareholders of record as of July 1, 1997.

PART II

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits
                                                          Page No. in Sequential
         Exhibit No.                                          Numbering System
         -----------                                      ----------------------
          4.     Articles and Bylaws                                 *

         27.     Financial Data Schedule

         (B)     Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1997.

-------------------------------
* Incorporated by reference from the Registration Statement on Form SB-2 of the Company, as amended, Registration No. 00027244

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                    USABANCSHARES, INC.


Date: August 14, 1997               By: /s/ Kenneth L. Tepper
                                        ----------------------------------------
                                    Kenneth L. Tepper,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: August 14, 1997               By: /s/ David J. Torpey
                                        ----------------------------------------
                                    David J. Torpey,
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)