Form 10QSB
period 1997-09-30
USABANCSHARES INC
filed 1997-11-14
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                        Commission file number 000-27244

                               USABANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                          23-2806495
-------------------------------                               -------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

   One Penn Square, 30 South 15th Street, Philadelphia, PA,         19102
   --------------------------------------------------------       ---------
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

Common Stock, $1.00 par value, outstanding on November 14, 1997: 732,426 shares Class B Common Stock, $.01 par value, outstanding on November 14, 1997: 10,000 shares, (represents 72,192 shares of $1.00 par value Common Stock on a fully converted basis)

Transitional Small Business Disclosure Format (check one);  YES [ ]    NO [X]

                               USABancShares, Inc.

                           Index to Form 10-QSB Report



PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----


               Item 1. Financial Statements


               Consolidated Balance Sheets                                    3

               Consolidated Statements of Operations                          4

               Consolidated Statement of Changes in Stockholders' Equity      5

               Consolidated Statements of Cash Flows                          6

               Notes to Consolidated Financial Statements                     7


               Item 2. Management's Discussion and Analysis                   8

PART II.       OTHER INFORMATION


               Item 1.Legal Proceedings                                      18

               Item 2.Changes in Securities                                  18

               Item 3.Defaults Upon Senior Securities                        18

               Item 4.Submission of Matters to a Vote of Security Holders    18

               Item 5.Other Information                                      18

               Item 6.Exhibits and Reports on Form 8-K                       19


SIGNATURES                                                                   20

                      USABancShares, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                        September 30,           December 31,
                                                                                             1997                   1996
                                                                                        ------------            ------------
ASSETS
Cash and cash equivalents:
   Cash and Due from banks                                                              $    999,105            $    198,154
   Interest-bearing deposits with banks                                                      642,693               4,016,032
                                                                                        ------------            ------------
       Total cash and cash equivalents                                                     1,641,798               4,214,186

Investment securities:
   Investments available-for-sale                                                          9,341,282               6,097,627
   Investments held-to-maturity (fair value: 1997 - $16,623,438;
     1996 - $10,230,574)                                                                  16,473,314              10,227,119
                                                                                        ------------            ------------
       Total investment securities                                                        25,814,596              16,324,746

FHLB Stock                                                                                   600,000                 250,000

Loans                                                                                     34,081,439              16,711,562
Allowance for loan losses                                                                   (257,079)               (182,079)
                                                                                        ------------            ------------
   Loans, net                                                                             33,824,360              16,529,483
Premises and Equipment, net                                                                  188,074                 145,421
Goodwill                                                                                      82,462                 128,285
Other assets                                                                               2,117,350                 553,378
                                                                                        ------------            ------------
       Total assets                                                                     $ 64,268,640            $ 38,145,499
                                                                                        ============            ============

LIABILITIES
Deposits:
   Demand                                                                               $    151,468            $     58,659
   Passbook                                                                                1,847,594               2,029,694
   NOW accounts                                                                            1,314,478                 891,640
   Money Market                                                                            2,922,953                    --
   Certificates of deposit                                                                39,958,807              24,993,154
                                                                                        ------------            ------------
       Total deposits                                                                     46,195,300              27,973,147
Other borrowed money                                                                      12,205,000               5,050,000
Other liabilities                                                                            448,474                 227,505
                                                                                        ------------            ------------
       Total liabilities                                                                $ 58,848,774            $ 33,250,652

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized  5,000,000 shares;
   no shares issued and outstanding                                                             --                      --
Common stock, $1.00 par value; authorized  10,000,000 shares;
   732,426 shares issued and outstanding and 72,192 shares of common stock issuable upon conversion of 10,000 shares of
   $.01 par value Class B common stock                                                       804,618                 597,082
Additional paid-in capital                                                                 4,745,165               4,877,701
Accumulated earnings (deficit)                                                               135,279                (152,574)
Unearned compensation, Class B common stock                                                 (343,775)               (425,195)
Unrealized gain (loss) on investments available-for-sale                                      78,579                  (2,167)
                                                                                        ------------            ------------
   Total stockholders' equity                                                              5,419,866               4,894,847
                                                                                        ------------            ------------
       Total liabilities and stockholders' equity                                       $ 64,268,640            $ 38,145,499
                                                                                        ============            ============


                      USABancShares, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the nine and three month periods ended September 30, 1997 and 1996
                                   (unaudited)


                                                            Nine Months Ended September 30,         Three Months Ended September 30,
                                                              1997                  1996                1997                 1996
                                                          -----------           ----------           ----------           ----------
Interest income:
   Loans                                                   $1,880,149           $1,409,126           $  673,628           $  576,531
   Investment securities                                    1,179,790              562,625              483,361              211,225
   Interest-bearing deposits and other                        121,882              173,716               69,384               29,297
                                                           ----------           ----------           ----------           ----------
                                                            3,181,821            2,145,467            1,226,373              817,053
Interest expense:
   Passbook                                                    35,643               46,428               11,499               14,174
   NOW Accounts                                                11,025                8,378                3,939                3,182
   Money Market                                                26,378                 --                 24,976                 --
   Certificates of deposit                                  1,315,441              785,150              515,929              268,707
   Other borrowings                                           183,928                5,808               49,208                5,808
                                                           ----------           ----------           ----------           ----------
                                                            1,572,416              845,764              605,551              291,871
                                                           ----------           ----------           ----------           ----------
Net interest income                                         1,609,405            1,299,703              620,822              525,182
   Provision for loan losses                                   75,000              125,000               50,000               50,000
                                                           ----------           ----------           ----------           ----------
Net interest income after provision
 for loan losses                                            1,534,405            1,174,703              570,822              475,182
                                                           ----------           ----------           ----------           ----------

Noninterest income
   Gain on sales of investment securities                      45,162               22,063                9,123                 --
   Other                                                      234,199               74,027              141,940               28,412
                                                           ----------           ----------           ----------           ----------
                                                              279,361               96,090              151,063               28,412

Noninterest expense:
   Compensation and benefits                                  616,713              602,988              200,813              221,952
   Occupancy                                                  134,626               82,481               51,350               29,815
   Data processing                                             86,059               51,502               47,426               19,416
   Professional fees                                          127,312               54,720               32,186                5,229
   Advertising                                                 27,022               16,071               12,333                4,514
   Insurance                                                   25,218               45,956                2,345               20,230
   Office                                                      69,397               50,666               30,325               13,304
   Travel & Entertainment                                      56,536               53,204               24,254               27,381
   Depreciation and Amortization                               47,381               38,924               15,483                9,217
   Other                                                      132,348               90,719               63,813               36,233
                                                           ----------           ----------           ----------           ----------

                                                            1,322,612            1,087,231              480,328              387,291
                                                           ----------           ----------           ----------           ----------
Income before income taxes                                    491,154              183,562              241,557              116,303
   Provision for income taxes                                 203,301                 --                113,697                 --
                                                           ----------           ----------           ----------           ----------
Net income                                                 $  287,853           $  183,562           $  127,860           $  116,303
                                                           ==========           ==========           ==========           ==========

Per Share Data:
Earnings per common share - primary and
 fully diluted                                             $     0.36           $     0.23           $     0.16           $     0.15
Weighted average shares outstanding                           800,772              794,119              804,618              794,119



                      USABancShares, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1997
                                   (unaudited)

                                                                                    Unearned                Net
                                                    Additional     Accumulated    compensation          unrealized
                                        Common       paid-in       earnings         Class B          gain (loss) on
                                        Stock        capital       (deficit)     Common Stock        AFS investments         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           597,082      $4,877,701      ($152,574)        ($425,195)         ($2,167)        $4,894,847
====================================================================================================================================

Net unrealized loss on
investments available-for-sale               -               -              -                 -          (14,868)           (14,868)

Amortization of unearned
compensation Class B common stock            -               -              -            27,140                -             27,140

Net income                                   -               -         52,964                 -                -             52,964

------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997              597,082     $ 4,877,701      $ (99,610)       $ (398,055)       $ (17,035)       $ 4,960,083
====================================================================================================================================

Acquisition of Knox Financial            7,894          67,106              -                 -                -             75,000

Net unrealized gain on
investments available-for-sale               -               -              -                 -           26,776             26,776

Amortization of unearned
compensation Class B common stock            -               -              -            27,140                -             27,140

Net income                                   -               -        107,029                 -                -            107,029

------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997               604,976     $ 4,944,807        $ 7,419        $ (370,915)         $ 9,741        $ 5,196,028
====================================================================================================================================

Effect of 33% Common Stock dividend    199,642        (199,642)             -                 -                -                  -

Net unrealized gain on
investments available-for-sale               -               -              -                 -           68,838             68,838

Amortization of unearned
compensation Class B common stock            -               -              -            27,140                -             27,140

Net income                                   -               -        127,860                 -                -            127,860
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997          804,618     $ 4,745,165      $ 135,279        $ (343,775)        $ 78,579        $ 5,419,866
====================================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                      USABancShares, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                   (unaudited)

                                                                                               1997                 1996
                                                                                         ------------            ------------
Cash flows used in operating activities:
   Net Income                                                                            $    287,853            $    183,562
   Adjustments to reconcile net income to cash used in operating activities
   Depreciation and amortization                                                               40,351                  38,924
   Net accretion of discounts on purchased loan portfolios                                   (340,229)                   --
   Provision for loan losses                                                                   75,000                 125,000
   Net amortization (accretion) of investment securities premiums/discounts                    30,902                    --
   Amortization of Class B Stock                                                               81,420                    --
   Gain on sale of investments available-for-sale                                             (45,162)                (22,063)
   Net (increase) decrease in other assets                                                 (1,563,972)               (166,343)
   Net increase (decrease) in other liabilities                                               220,969                (197,833)
   Net (increase) decrease in goodwill                                                         45,823                    --
                                                                                         ------------            ------------
     Net cash used in operating activities                                                 (1,167,045)                (38,753)
                                                                                         ------------            ------------

Cash flows used in investing activities:
   Proceeds from sale of investment securities held-to-maturity                             1,001,250                    --
   Proceeds from sale of investment securities available-for-sale                           2,963,248               1,482,188
   Proceeds from maturity or calls of investment securities held-to-maturity                1,450,000                    --
   Proceeds from maturity or calls of investment securities available-for-sale              2,875,000
   Purchase of investment securities available-for-sale                                    (9,060,852)             (2,492,975)
   Purchase of investment securities held-to-maturity                                      (9,130,922)             (2,148,094)
   Repayments of principal on investment securities held-to-maturity                          444,581                 541,307
   Repayments of principal on investment securities available-for-sale                         93,041                  52,365
   Net purchases of FHLB stock                                                               (350,000)                   --
   Cash of acquired entity                                                                     44,810                    --
   Net increase in loans                                                                  (17,029,648)             (7,842,638)
   Purchases of premises and equipment                                                        (83,004)                (24,272)
                                                                                         ------------            ------------
     Net cash used in investing activities                                                (26,782,496)            (10,432,119)
                                                                                         ------------            ------------

Cash flows provided by financing activities:
   Net increase (decrease) in demand deposits and savings accounts                          3,256,500                (294,632)
   Net increase in certificates of deposit                                                 14,965,653               3,279,600
   Net increase in FHLB borrowings                                                          7,000,000               2,500,000
   Net increase (decrease) in other borrowings                                                155,000                 (56,100)
                                                                                         ------------            ------------
     Net cash provided by financing activities                                             25,377,153               5,428,868
                                                                                         ------------            ------------

   Net decrease in cash and cash equivalents                                               (2,572,388)             (5,042,004)

   Cash and cash equivalents, beginning of period                                           4,214,186               8,094,133
                                                                                         ------------            ------------

   Cash and cash equivalents, end of period                                              $  1,641,798            $  3,052,129
                                                                                         ============            ============

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information as of and for the nine and three month periods ended
                   September 30, 1997, and 1996 is unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 1997, and for the nine and three month periods ended September 30, 1997 and 1996 include the accounts of USABancShares, Inc. (the "Company") and its wholly-owned subsidiaries Peoples Thrift Savings Bank (the "Bank") and USACapital, Inc. ("USACapital"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine and three month periods ended September 30, 1997, are not necessarily indicative of results to be anticipated for the full year.

2. NET INCOME PER SHARE

Net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year after giving retroactive effect to the 33% stock dividend paid on July 18, 1997.

3. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses based on their judgments about information available to them at the time of their examinations.

4. RECENT PRONOUNCEMENTS

In February, 1997 the FASB issued SFAS 129, Disclosure Information about Capital Structure. SFAS 129 summarizes previously issued disclosure guidance contained within APB Opinion No. 10 and 15, as well as SFAS No. 47. SFAS 129 is effective for fiscal years ending after December 15, 1997. The Company's current disclosures will not be affected by the adoption of SFAS 129.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No.
130. The adoption of SFAS 130 is not expected to have a material impact on the Company's financial position and or results of operations.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. Management is evaluating the disclosure requirements of this statement. The adoption of SFAS 131 is not expected to have a material impact on the Company's financial position and or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains "forward-looking" statements. USABancShares, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of such safe harbor with respect to such statements. Examples of forward-looking statements include, but are not limited to (a) statements of plans and objectives of the Company or its management or Board of Directors, (b) statements of future economic performance and (c) statements of assumptions underlying other statements and statements about the Company or its business. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1996 Annual Report on Form 10-KSB. Results of unaudited operations for the nine and three month periods ended September 30, 1997 are compared to the unaudited results of operations for the nine and three month periods ended September 30, 1996. Such information is based upon the historical financial information available as of that date. Results of operations for the nine and three month periods ended September 30, 1997 are not necessarily indicative of results to be attained for any other period.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION


                                                                                     Nine Months Ended September 30,
Selected Financial Condition Data:                                                      1997                   1996
----------------------------------                                                  -----------            -----------
Total assets                                                                        $64,268,640            $31,327,851
Loans, net                                                                           33,824,360             14,714,835
Investment securities                                                                25,814,596             12,746,816
Deposits                                                                             46,195,300             23,783,877
Total borrowings                                                                     12,205,000              2,500,000
Stockholders' equity                                                                  5,419,866              4,914,034

Selected Operations Data:
-------------------------
Total interest income                                                               $ 3,181,821            $ 2,145,467
Total interest expense                                                                1,572,416                845,764
                                                                                    -----------            -----------
  Net interest income                                                                 1,609,405              1,299,703
Provision for loan losses                                                                75,000                125,000
                                                                                    -----------            -----------
Net interest income after provision for loan losses                                   1,534,405              1,174,703
Total noninterest income                                                                279,361                 96,090
Total noninterest expense                                                             1,322,612              1,087,231
                                                                                    -----------            -----------
Income before income taxes                                                              491,154                183,562
Income tax provision                                                                    203,301                   --
                                                                                    -----------            -----------
Net income                                                                          $   287,853            $   183,562
                                                                                    ===========            ===========


Selected Financial Ratios:
--------------------------
Return on assets (ratio of annualized net income to average total assets)                  0.87%                  0.86%
Return on equity (ratio of annualized net income to average equity)                        7.44%                  5.11%
Tier 1 risk-based capital                                                                  10.6%                  31.2%
Total risk-based capital                                                                   11.2%                  32.4%



FINANCIAL CONDITION

The Company's total assets increased from $38.1 million at December 31, 1996 to $64.3 million at September 30, 1997, an increase of $26.2 million, or 68.5%. The increase was due primarily to increases in the loan and investment portfolios of $17.4 million and $9.5 million, respectively. This growth was funded primarily by increases in money market and certificate of deposit accounts and other borrowed money. Total deposits increased $18.2 million to $46.2 million at September 30, 1997, due primarily to increases in money market and certificates of deposit accounts of $2.9 million and $15.0 million, respectively. Borrowed funds consist primarily of advances ("FHLB Advances") from the Federal Home Loan Bank (the "FHLB") with both fixed and variable interest rates. Total borrowed funds increased to $12.2 million at September 30, 1997 compared to $5.1 million at December 31, 1996. Management plans to continue to utilize FHLB advances in conjunction with deposit expansion to provide the necessary funding for the Bank's continued growth.

RESULTS OF OPERATIONS

NET INCOME

The Company reported net income of $287,853, or $.36 per share, after giving retroactive effect to the 33% stock dividend paid on July 18, 1997, for the nine months ended September 30, 1997, compared to $183,562, or $.23 per share for the nine months ended September 30, 1996, representing a 56.8% increase. Had the stock dividend not occurred, earnings per share for the nine months ended September 30, 1997 and 1996 would have been $.48 and $.31 per share, respectively. The increase in net income was the result of an increase in net interest income of $309,703, an increase in noninterest income of $183,271 and a decrease in the provision for loan losses of $50,000. These increases were partially offset by an increase in noninterest expense of $235,381 and an increase in income tax expense of $203,301. Net income for the quarter ended September 30, 1997 was $127,860, or $.16 per share, after giving retroactive effect to the 33% stock dividend paid on July 18, 1997, as compared to $116,303, or $.15 per share for the same period in 1996. Had the stock dividend not occurred, earnings per share for the three months ended September 30, 1997 and 1996 would have been $.21 and $.19 per share, respectively.

INTEREST INCOME

Interest income increased 48.3% or $1.0 million to $3.2 million, for the nine months ended September 30, 1997, compared to the same period in 1996. The increase in interest income was the result of an increase in interest income on loans and investment securities of $471,023 and $617,165, respectively. The increase in interest income was partially offset by a decrease in interest income on interest-bearing deposits of $51,834. The increase in interest income on loans is due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on discounted loan pools purchased by the Bank during 1995, 1996 and 1997. The discount associated with such discounted loan pools is recognized as a yield adjustment and is included as interest income using the interest method and applied on a loan-by-loan basis (to the extent that the timing and amount of cash flows can reasonably be determined). During the nine months ended September 30, 1997, the Bank recognized $340,229 in accretion income associated with these discounted loan pools. Of this amount, approximately $114,000 represents accelerated income related to payoffs of individual loans within the discounted loan pools. The balance of $226,229 represents normal accretion based on the Bank's internal estimates of future cash flows. Any changes from these estimates could result in either an increase or decrease in accretion income. For the three months ended September 30, 1997, interest income increased $409,320 to $1,226,373, or 50.1%, compared to the same period in 1996. The increase in interest income was the result of an increase in interest income on loans, investment securities, and interest-bearing deposits of $97,097, $272,136, and $40,087, respectively.

INTEREST EXPENSE

Interest expense increased 85.9% or $726,651 to $1,572,416, for the nine months ended September 30, 1997, compared to the same period in 1996, due to a higher volume of new certificates of deposit and FHLB Advances. The average cost of funds, including other borrowings, increased 0.45% to 5.48% for the nine months ended September 30, 1997 compared to the same period in 1996. Interest expense increased $313,680 to $605,551, or 107.5%, for the three months ended September 30, 1997, compared to the same period in 1996, due to a higher volume of new certificates of deposit and FHLB Advances.

NET INTEREST INCOME

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Net interest income is the difference between interest income (derived principally from loans and investment securities) and interest expense (incurred principally on customer deposits and borrowings). Changes in net interest income result from changes in the mix of rates and volume of interest-earning assets and interest-bearing liabilities that occur over time. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Interest margin refers to the amount of net annualized interest income divided by average interest-earning assets.

Net interest income for the nine months ended September 30, 1997, increased $309,703, or 23.8%, to $1,609,405 from $1,229,703 compared to the same period in
1996. Average interest-earning assets increased by $15.0 million, or 54.6%, to $42.6 million, for the nine months ended September 30, 1997 compared to the same period in 1996. Average interest-bearing liabilities increased $15.9 million or 71.0% over the same period. The average net interest spread decreased from 5.34% to 4.47% for the nine months ended September 30, 1997, resulting from a decrease in the average yield on earning assets and an increase in the average cost of interest-bearing liabilities of 0.42% and 0.45%, respectively. The Company's net interest margin for the nine months ended September 30, 1997, was 5.03%, compared to 6.28% for the same period in 1996. Net interest income for the three months ended September 30, 1997, increased $95,640, or 18.2%, to $620,822 from $525,182 compared to the same period in 1996.

Average interest-earning assets increased by $23.2 million, or 83.8%, to $50.9 million, for the three months ended September 30, 1997 compared to the same period in 1996. Average interest-bearing liabilities increased $22.5 million or 97.8% over the same period. The average net interest spread decreased from 6.72% to 4.32% for the three months ended September 30, 1997, resulting from the decrease in the average yield on earning assets and the increase in the average cost of interest-bearing liabilities of 2.16% and 0.24%, respectively. The Company's net interest margin for the three months ended September 30, 1997, was 4.88%, compared to 7.58% for the same period in 1996.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

                                                                          For the Nine Months Ended September 30,
                                                     -------------------------------------------------------------------------------
                                                                         1997                                    1996
                                                     ---------------------------------------    ------------------------------------
                                                       Average                       Average      Average                    Average
Assets:                                                Balance         Interest       Rate        Balance       Interest      Rate
                                                    ------------     -----------   --------     ------------   -----------  --------
Interest earning assets:
Loans (1)                                           $ 19,896,501     $ 1,880,149     12.60%    $ 10,978,516  $ 1,409,126      17.11%
Investment securities                                 19,661,783       1,179,790      8.00%      11,351,687      562,625       6.61%
Interest-bearing deposits and other                    3,079,363         121,882      5.28%       5,251,491      173,716       4.41%
                                                    -------------   -------------    ------    ------------   ----------      ------
    Total earning assets                              42,637,647       3,181,821      9.95%      27,581,694    2,145,467      10.37%
                                                                                     ------                                   ------
Non interest earning assets                            1,397,608                                    974,993
                                                    -------------                              ------------
    Total assets                                    $ 44,035,255                               $ 28,556,687
                                                    =============                              ============

Liabilities and Stockholders' Equity:
Deposits:
Passbook                                               1,938,644          35,643      2.45%       2,347,878       46,428       2.64%
NOW & Money Market accounts                            2,103,059          37,403      2.37%         489,263        8,378       2.28%
Certificates of deposit                               30,475,981       1,315,441      5.76%      19,441,687      785,150       5.38%
Other borrowings                                       3,770,000         183,928      6.50%         140,426        5,808       5.51%
                                                    -------------   -------------    ------    ------------    ---------      ------
    Total interest-bearing liabilities                38,287,684       1,572,416      5.48%      22,419,254      845,764       5.03%

    Other liabilities                                    590,215                                  1,350,995
                                                    -------------                              ------------
Stockholders' equity                                   5,157,356                                  4,786,438
                                                    -------------                              ------------
    Total liabilities and stockholders' equity      $ 44,035,255                               $ 28,556,687
                                                    =============                              ============

Excess of interest earning assets over
interest-bearing liabilities                         $ 4,349,964                               $  5,162,440
                                                    =============                              ============
                                                                    -------------                            -----------
Net interest income                                                  $ 1,609,405                             $ 1,299,703
                                                                    =============                            ===========

Effective interest differential (spread)                                              4.47%                                    5.34%


                                                                                     ------                                    -----
Net yield on average interest earning assets                                          5.03%                                    6.28%
                                                                                     ======                                    =====



----------------
(1) Interest on loans includes accretion income associated with loans purchased at a discount. This income is recognized as a yield adjustment.

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

                                                      September 30, 1997 vs September 30, 1996
                                              -----------------------------------------------------------
                                                      Increase or Decrease
                                                        Due to Change in
                                              -------------------------------------          Total
                                                  Average              Average              Increase
Rate/ Volume Analysis                              Volume                Rate              (Decrease)
---------------------                         ----------------    -----------------    ------------------
Variance in interest income on:
Interest-earning assets:
Loans                                         $   697,526            $  (226,503)         $   471,023
Investment securities                             479,252                137,913              617,165
Interest-bearing deposits and other               (98,756)                46,922              (51,834)
                                              -----------            -----------          -----------
    Total interest-earning assets               1,078,022                (41,668)           1,036,354

Interest-bearing deposits
Deposits:
Passbook                                      $    (7,687)           $    (3,097)         $   (10,784)
NOW & Money Market accounts                        28,689                    336               29,025
Certificates of deposit                           472,961                 57,330              530,291
Other borrowings                                  173,103                  5,017              178,120
                                              -----------            -----------          -----------
    Total interest-bearing liabilities            667,066                 59,586              726,652

                                              -----------            -----------          -----------
Change in net interest income                     410,956               (101,254)             309,702
                                              -----------            -----------          -----------






PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, the provision for loan losses decreased $50,000 during the nine months ended September 30, 1997 and remained unchanged during the three months ended September 30, 1997 compared to the same periods during 1996. The allowance for loan losses as a percentage of loans and leases outstanding was 0.75% at September 30, 1997, compared to 1.09% at December 31, 1996 and 1.24% at September 30, 1996. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant with respect to possible loan losses when compared to the entire loan portfolio. No charge-offs on loans were recorded during the third quarter of 1997 or for the comparable quarter in 1996.

NONINTEREST INCOME

Noninterest income increased 190.7%, or $183,271 to $279,361, for the nine months ended September 30, 1997, compared to the same period in 1996. The increase was primarily the result of commission income of $171,179 generated by the Company's brokerage subsidiary, USACapital, and an increase in the gain on sales of investment securities of $23,099. Noninterest income increased $122,651 to $151,063 for the three months ended September 30, 1997, compared to the same period in 1996. The increase was primarily the result of commission income of $95,947 generated by USACapital during quarter ended September 30, 1997 as well as increases in fees and service charges on loan and deposit accounts.

NONINTEREST EXPENSE

Noninterest expense increased 21.7%, or $235,381 to $1,322,612, for the nine months ended September 30, 1997, compared to the same period in 1996. Compensation expense increased $13,725 due to the hiring of additional personnel. Occupancy expense, data processing, office, travel and entertainment, advertising, depreciation and amortization expenses and other miscellaneous expenses increased $169,802 as a result of the Bank's increased promotional efforts to attract new customers. Professional fees increased $72,592 due to an increase in outside consulting and legal services provided during the period. The increase in noninterest expense for the nine months ended September 30, 1997, was partially offset by a decrease in insurance expense of $20,738. Noninterest expense increased $93,037 or 24.0%, to $480,328, for the three months ended September 30, 1997, compared to the same period in 1996. Increases in occupancy, data processing, professional fees, advertising, office, depreciation and amortization and other noninterest expenses of $135,188, were partially offset by decreases in compensation, insurance and travel and entertainment expenses of $42,151.

INCOME TAX EXPENSE

Income tax expense increased $203,301, and $113,697, respectively, for the nine and three month periods ended September 30, 1997. The Company did not record an income tax provision for the nine and three month periods ended September 30, 1996, because of prior net operating losses which were available for utilization during those periods.

LOAN PORTFOLIO

Loans, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $33.8 million at September 30, 1997 compared to $16.5 million at December 31, 1996. Loans, net represented 52.6% of total assets and 73.2% of total deposits as of September 30, 1997 compared to 43.3% and 58.9%, respectively, at December 31, 1996. On September 30, 1997, the net book value of nonaccrual loans was approximately $366,000 compared to $120,985 at December 31, 1996. These amounts represented nonaccrual balances on discounted commercial and residential real estate loans purchased by the Bank from the Federal Deposit Insurance Corporation during 1996 and not on balances originated directly by the Bank. The Bank had no troubled debt restructured loans as of September 30, 1997. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

The following table summarizes the loan portfolio of the Bank by loan category and amount at September 30, 1997, compared to December 31, 1996:

(Dollars in thousands)

                                           September 30, 1997                     December 31, 1996
                                       ------------------------------      ---------------------------------
                                         Amount           Percent              Amount            Percent
                                       ------------------------------      ---------------------------------
Real estate                             $33,072               97.78%        $14,648               88.62%
Commercial and industrial                   708                2.09%          1,138                6.88%
Other                                     1,100                3.25%          1,226                7.42%
                                        -------               ------        -------               ------


    Total loans                          34,880              103.12%         17,012              102.92%


Less:

    Loans in process                        623                1.84%            215                1.30%

    Unearned income                         176                0.52%             86                0.52%

    Allowance for loan losses               257                0.76%            182                1.10%
                                        -------               ------        -------               ------



    Net loans                           $33,824              100.00%        $16,529              100.00%
                                        =======              ======         =======              ======


The following table summarizes the changes in the Bank's allowance for loan losses for the period ended September 30, 1997, compared to December 31, 1996:


                                                                September 30, 1997   December 31, 1996
                                                                ------------------   -----------------
Balance at beginning of period                                  $ 182,079               $  60,000


Additions:
   Allowance of acquired banks                                       --                      --

   Provision for loan losses                                       75,000                 125,000
                                                                ---------               ---------
     Total additions                                               75,000                 125,000
                                                                ---------               ---------

Deductions:
  Loan losses                                                        --                    (2,921)
  Less recoveries on loans                                           --                      --
                                                                ---------               ---------
     Net loan losses                                                 --                    (2,921)
                                                                ---------               ---------


                                                                ---------               ---------
Balance at end of period                                        $ 257,079               $ 182,079
                                                                =========               =========


INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at September 30, 1997, and December 31, 1996, respectively, for each major category of the Bank's investment securities:


                                                                     September 30, 1997
                                            -----------------------------------------------------------------------------
                                                                      Gross                Gross              Approximate
                                              Amortized            Unrealized           Unrealized               Fair
                                                Cost                  Gains               Losses                 Value
                                            ------------         ------------          -------------          ------------
Available-for-Sale
U.S. Government agency securities           $ 2,492,418           $    12,820           $       --             $ 2,505,238
Mortgage-backed securities                      900,237                36,525                   --                 936,761
Other securities                              5,829,569                69,714                   --               5,899,283
                                            -----------           -----------           ------------           -----------
  Total available-for-sale                  $ 9,222,224           $   119,058           $       --             $ 9,341,282
                                            ===========           ===========           ============           ===========

Held-to-Maturity
U.S. Government agency securities           $ 3,526,563           $    44,475           $       --             $ 3,571,038
Mortgage-backed securities                    6,371,285                42,361                   --               6,413,646
Municipal Bonds                               3,162,426                  --                     --               3,162,426
Other securities                              3,413,040                63,288                   --               3,476,328
                                            -----------           -----------           ------------           -----------
  Total held-to-maturity                    $16,473,314           $   150,124           $       --             $16,623,438
                                            ===========           ===========           ============           ===========


                                                                           December 31, 1996
                                            -----------------------------------------------------------------------------
                                                                      Gross                Gross              Approximate
                                              Amortized            Unrealized           Unrealized               Fair
                                                Cost                  Gains               Losses                 Value
                                            ------------         ------------          -------------          ------------
Available-for-Sale
U.S. Government agency securities           $ 3,614,740           $    28,850           $       --             $ 3,643,590
Mortgage-backed securities                    1,863,115                 6,037                   --               1,869,152
Other securities                                623,055                  --                   38,170               584,885
                                            -----------           -----------           ------------           -----------
  Total available-for-sale                  $ 6,100,910           $    34,887           $     38,170           $ 6,097,627
                                            ===========           ===========           ============           ===========

Held-to-Maturity
U.S. Government agency securities           $ 1,498,179           $      --             $      1,884           $ 1,496,295
Mortgage-backed securities                    6,820,038                 3,602                   --               6,823,640
Other securities                              1,908,902                 1,737                   --               1,910,639
                                            -----------           -----------           ------------           -----------
  Total held-to-maturity                    $10,227,119           $     5,339           $      1,884           $10,230,574
                                            ===========           ===========           ============           ===========

LIQUIDITY

The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available-for-Sale" securities, loan sales and repayments, net income, FHLB Advances, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds.

Total deposits increased 65.1% to $46.2 million at September 30, 1997, compared to $28.0 million as of December 31, 1996. The Bank has made a concerted effort to attract deposits in the market area served by the Bank through competitive pricing of its retail deposit products. Increases over the period were due to marketing efforts and new business development programs initiated by the Company. Management anticipates that the Company will continue to rely on customer deposits, maturing investment securities, sales of "Available-for-Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB Advances to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio.

                                                      September 30, 1997                          December 31, 1996
                                              --------------------------------------   -----------------------------------------
                                                  Amount               Percent                Amount               Percent
                                              ------------------  ------------------   ---------------------  ------------------
Demand                                        $   151,468                 0.33%        $    58,659                 0.21%
NOW & Money Market accounts                     4,237,431                 9.17%            891,640                 3.19%
Passbook                                        1,847,594                 4.00%          2,029,694                 7.25%
Certificates of deposit                        39,958,807                86.50%         24,993,154                89.35%
                                              -----------               ------         -----------               ------
                                              $46,195,300               100.00%        $27,973,147               100.00%
                                              ===========               ======         ===========               ======



The following table summarizes the maturity composition of certificates of deposit at September 30, 1997, compared to December 31, 1996:

                                                      September 30, 1997                          December 31, 1996
                                              --------------------------------------   -----------------------------------------
                                                  Amount               Percent                Amount               Percent
                                              ------------------  ------------------   ---------------------  ------------------
Within one year                               $17,743,241                44.40%        $13,968,430                55.89%
Over one year through two years                14,777,044                36.98%          4,199,501                16.80%
Over two years through three years              3,447,592                 8.63%          4,289,518                17.16%
Over three years through five years             2,665,435                 6.67%          1,322,451                 5.29%
Over five years through ten years               1,325,495                 3.32%          1,213,254                 4.86%
                                              -----------               ------         -----------               ------
                                              $39,958,807               100.00%        $24,993,154               100.00%
                                              ===========               ======         ===========               ======


Other borrowings increased to $12.2 million at September 30, 1997, compared to $5.1 million as of December 31, 1996. This increase was the result of additional short-term FHLB Advances during the period. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and FHLB Advances.

CAPITAL RESOURCES

Both the Company and the Bank are required to comply with certain "risk-based" capital adequacy guidelines issued by the Federal Reserve Bank (for the Company) and the FDIC (for the Bank). The risk-based capital guidelines assign varying risk weights to the individual assets held by banks. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, institutions are expected to meet minimum ratios for "qualifying total capital" and Tier 1 capital to risk-weighted assets of 8% and 4%, respectively, and a minimum leverage ratio (the ratio of Tier 1 capital to total average assets) of 3% plus an additional amount equal to between 1% and 2%. As used in the guidelines, "Tier 1 capital" includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill.

"Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) include allowances for credit losses (within certain limits), certain excess levels of preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. The subordinated debt component of Tier 2 capital is reduced by 20% per year over the last five years of the term of any subordinated debt. The following table sets forth the regulatory capital ratios for the Bank as of September 30, 1997, and December 31, 1996, together with the minimum ratios required under the regulation for an institution to be deemed "well capitalized."


                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
For the Bank:                                   Actual:              Adequacy Purposes:            Action Provisions:
-------------                           ----------------------      ----------------------         -------------------
As of September 30, 1997:                Amount          Ratio       Amount         Ratio          Amount        Ratio
                                         ------          -----       ------         -----          ------        -----
  Total Capital
   (to Risk Weighted Assets)             $ 5,102          11.2%      $ 3,586          8.0%         4,483         10.0%
  Tier I Capital
   (to Risk Weighted Assets)             $ 4,845          10.6%      $ 1,793          4.0%         2,690          6.0%
  Tier I Capital
   (Average Assets)                      $ 4,845          11.0%      $ 1,761          4.0%         2,202          5.0%
As of December 31, 1996:
  Total Capital
   (to Risk Weighted Assets)             $ 4,657          25.6%      $ 1,458          8.0%         1,822          10.0%
  Tier I Capital
   (to Risk Weighted Assets)             $ 4,475          24.6%      $   729          4.0%         1,093           6.0%
  Tier I Capital
   (Average Assets)                      $ 4,475          12.9%      $ 1,387          4.0%         1,734           5.0%


PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On July 30, 1997, the Company held its annual meeting of shareholders. At the meeting, the Company's shareholders (1) elected ten directors to hold office until the 1998 annual meeting of shareholders and (2) ratified the appointment of Grant Thornton, LLP as the Company's independent auditors for the 1997 fiscal year. These matters were approved by the Company's shareholders pursuant to the following votes:


                                                                         Votes
                                                           -----------------------------------
                                                              For        Against    Withheld         Abstensions
                                                              ---        -------    --------         -----------
1.  Election of Directors
       Bruce W. Kauffman                                     177,764           -         580                   -
       Leonard A. Sylk                                       177,764           -         580                   -
       Kenneth L. Tepper                                     177,764           -         580                   -
       Clarence L. Rader                                     178,234           -         110                   -
       Carmen J. Cocca, Jr.                                  177,764           -         580                   -
       Jeffrey A. D'Ambrosio                                 177,764           -         580                   -
       George C. Fogwell III                                 178,134           -         210                   -
       John A. Gambone                                       177,464           -         880                   -
       George M. Laughlin                                    177,764           -         580                   -
       Wayne O. Leevy                                        177,764           -         580                   -

2.  Ratification of Grant Thornton, LLP                      177,644         100           -                 600

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits


         Exhibit No.
         -----------

         27. Financial Data Schedule


        (B) Reports on Form 8-K

            A report on Form 8-K was filed during the quarter ended September 30, 1997, regarding the issuance of a 33% stock dividend payable on July 18, 1997.

-------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 USABANCSHARES, INC.


Date: November 14, 1997          By: /s/  Kenneth L. Tepper
                                     ----------------------
                                 Kenneth L. Tepper,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)




Date: November 14, 1997          By: /s/  David J. Torpey
                                     --------------------
                                 David J. Torpey,
                                 Vice President and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)