Form 10QSB/A
period 1997-03-31
USABANCSHARES INC
filed 1998-01-23
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                  Form 10-QSB/A

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

                       USABancShares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the three months ended March 31,
                                   (unaudited)

                                                                            1997         1996
                                                                       ------------  ------------
Cash flows from operating activities
  Net Income                                                           $     52,964   $     8,685
  Adjustments to reconcile net income to cash provided
    by operating activities
  Depreciation and amortization                                              10,899        14,807
  Net accretion of discounts on purchased loan portfolios                  (162,613)      (13,357)
  Provision for loan losses                                                  25,000          --
  Net amortization of investment securities premiums/discounts                7,317         4,192
  Amortization of Class B Stock                                              27,140          --
  Gain on sale of investments available for sale                             (6,552)      (22,063)
  Net (increase) decrease in other assets                                  (224,399)       81,610
  Net increase (decrease) in other liabilities                                1,826      (169,616)
  Decrease in goodwill                                                        2,290          --
                                                                       ------------   -----------
   Net cash from operating activities                                      (266,128)      (95,742)
                                                                       ------------   -----------
Cash flows from investing activities
  Proceeds from sale of investment securities available-for-sale          1,019,458     1,482,188
  Purchase of investment securities available-for-sale                   (2,615,250)   (1,742,975)
  Purchase of investment securities held-to-maturity                     (1,846,188)   (1,399,500)
  Repayments of principal on investment securities held-to-maturity         253,773       351,891
  Repayments of principal on investment securities available-for-sale        23,540        34,040
  Redemptions of FHLB stock                                                  96,400          --
  Net increase in loans                                                  (1,272,731)   (1,721,361)
  Purchases of premises and equipment                                       (22,105)      (15,898)
                                                                       ------------   -----------
   Net cash from investing activities                                    (4,363,103)   (3,011,615)
                                                                       ------------   -----------
Cash flows from financing activities
  Net increase in demand deposits and savings accounts                      374,236       444,339
  Net increase in certificates of deposit                                 2,610,073       597,165
  Net decrease in FHLB borrowings                                        (2,000,000)         --
  Net increase (decrease) in other borrowed funds                           105,000       (56,100)
                                                                       ------------   -----------
   Net cash from financing activities                                     1,089,309       985,404
                                                                       ------------   -----------
  Net increase (decrease) in cash and cash equivalents                   (3,539,922)   (2,121,953)

  Cash and cash equivalents, beginning of period                          4,214,186     8,094,133
                                                                       ------------   -----------
  Cash and cash equivalents, end of period                             $    674,264   $ 5,972,180
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

NET INTEREST INCOME

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in the mix of rates and volume of interest-earning assets and interest-bearing liabilities that occur over time. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets. Net interest income for the three months ended March 31, 1997, increased $258,970, or 118.1%, to $478,325 from $219,355 for the same period in 1996. Average interest-earning assets increased by $11.0 million, or 41.4%, to $37.6 million, for the three months ended March 31, 1997 compared to the same period in 1996. Average interest-bearing liabilities increased $10.7 million or 49.3% over the same period. The average net interest spread increased from 2.35% to 4.32%, resulting from the increase in average earning assets as discussed above. The Company's net interest margin for the three months ended March 31, 1997, was 5.09%, compared to 3.29% for the same period in 1996. The improvement was primarily related to discount accretion on purchased loans and higher volumes of earning assets during the three months ended March 31, 1997, compared to the same period in 1996.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:



                                                                        Three Months Ended March 31,
                                                  ---------------------------------------------------------------------------
                                                                  1997                                     1996
                                                  ------------------------------------   ------------------------------------
                                                  Average                     Average      Average                   Average
Assets:                                           Balance        Interest       Rate       Balance       Interest      Rate
                                                  -------        --------       ----       -------       --------      ----
Interest earning assets:
Loans                                           $17,429,235   $   582,028      13.36%     9,494,071   $   231,270      9.74%
Investment securities                            17,910,935       313,638       7.00%     9,971,413       164,625      6,60%
Interest-bearing deposits and other               2,266,207        29,360       5.18%     7,178,093       100,630      5.61%
                                                 ----------       -------       ----     ----------       -------      ----
   Total earning assets                          37,606,377       925,026       9.84%    26,643,577       496,525      7.45%
Non interest earning assets                       1,117,308                                 919,578
                                                 ----------                              ----------
   Total assets                                 $38,723,685                             $27,563,155
                                                 ==========                              ==========

Liabilities and Stockholders' Equity:
Deposits:
Passbook                                          2,082,600        12,584       2.42%     2,638,356        16,379      2.48%
NOW accounts                                      1,012,412         3,248       1.28%       533,621         2,643      1.98%
Certificates of deposit                          26,298,190       382,889       5.82%    18,561,389       258,148      5.56%
Other borrowings                                  3,000,000        47,980       6.40%             0             0      0.00%
                                                 ----------       -------       ----     ----------       -------      ----
   Total interest-bearing liabilities            32,393,202       446,701       5.52%    21,733,366       277,170      5.10%

   Other liabilities                              1,403,018                               1,431,054
                                                 ----------                               ---------
Stockholders' equity                              4,927,465                               4,398,735
                                                 ----------                              ----------
   Total liabilities and stockholders' equity   $38,723,685                             $27,563,155
                                                 ==========                              ==========

Excess of interest earning assets over           ----------                              ----------
  interest-bearing liabilities                  $ 5,213,175                             $ 4,910,211
                                                 ==========                              ==========       -------
Net interest income                                               478,325                                 219,355
                                                                  -------                                 -------

 Effective interest differential (spread)                                       4.32%                                  2.35%
                                                                                ----                                   ----

 Net yield on average interest earning assets                                   5.09%                                  3.29%
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



                                              March 31, 1997 vs March 31, 1996
                                         -----------------------------------------------
                                             Increase or Decrease
                                               Due to Change in
                                         -----------------------------         Total
                                          Average           Average          Increase
                                           Volume            Rate           (Decrease)
                                           ------            ----           ----------
Variance in interest income on:
Interest-earning assets:
Loans                                  $ 242,951           $ 107,807           $ 350,758
Investment securities                    138,466              10,547             149,013
Interest-bearing deposits and other      (64,158)             (7,112)            (71,270)
                                       ---------           ---------           ---------
  Total interest-earning assets          317,259             111,242             428,501

Interest-bearing deposits
Deposits:
Passbook                               $  (3,369)          $    (426)          $  (3,795)
NOW accounts                                 996                (391)                605
Certificates of deposit                  112,135              12,606             124,741
Other borrowings                          47,980                --                47,980
                                       ---------           ---------           ---------
  Total interest-bearing liabilities     157,742              11,789             169,531
                                       ---------           ---------           ---------
Change in net interest income          $ 159,517           $  99,453           $ 258,970
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


(Dollars in thousands)
                                     31-Mar-97            31-Dec-96
                               ------------------    ------------------
                                 1997         %        1996         %
                               ------------------    ------------------
Real estate                    $15,399      85.9%    $14,648      88.6%
Commercial and industrial        1,718       9.6%      1,138       6.9%
Other                            1,760       9.8%      1,226       7.4%
                               -------      ----     -------      ----

   Total loans                  18,877     105.3%     17,012     102.9%

Less:

   Loans in process                623       3.5%        215       1.3%
   Unearned income                 107       0.6%         86       0.5%
   Allowance for loan losses       207       1.2%        182       1.1%
                               -------      ----     -------      ----

   Net loans                   $17,940     100.0%    $16,529     100.0%
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

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at March 31, 1997, and December 31, 1996, respectively, for each major category of the Bank's investment securities:



                                                                                       March 31, 1997
                                                           -------------------------------------------------------------------------
                                                                                   Gross             Gross              Approximate
                                                              Amortized          Unrealized        Unrealized              Fair
                                                                Cost               Gains             Losses                Value
                                                            ------------        -----------        -------------        ------------
Available for Sale
U.S. Government agency securities                            $ 5,362,509         $     --           $     10,357         $ 5,352,152
Mortgage-backed securities                                     1,839,902               --                  9,704           1,830,198
Other securities                                                 479,124               --                    --              479,124
                                                             -----------         --------           ------------         -----------
 Total available for sale                                      7,681,535         $     --           $     20,061         $ 7,661,474
                                                             ===========         ========           ============         ===========

Held to Maturity
U.S. Government agency securities                            $ 3,344,406         $     --           $     14,574         $ 3,329,832
Mortgage-backed securities                                     6,562,631               --                 55,543           6,507,088
Other securities                                               1,905,268               --                  7,253           1,898,015
                                                             -----------         --------           ------------         -----------
 Total held to maturity                                      $11,812,305         $     --           $     77,370         $11,734,935
                                                             ===========         ========           ============         ===========

                                                                                        December 31, 1996
                                                           -------------------------------------------------------------------------
                                                                                   Gross             Gross              Approximate
                                                              Amortized          Unrealized        Unrealized              Fair
                                                                Cost               Gains             Losses                Value
                                                            ------------        -----------        -------------        ------------
Available for Sale
U.S. Government agency securities                            $ 3,614,740         $    28,850         $      --           $ 3,643,590
Mortgage-backed securities                                     1,863,115               6,037                --             1,869,152
Other securities                                                 623,055                --                38,170             584,885
                                                             -----------         -----------         -----------         -----------
 Total available for sale                                    $ 6,100,910         $    34,887         $    38,170         $ 6,097,627
                                                             ===========         ===========         ===========         ===========

Held to Maturity
U.S. Government agency securities                            $ 1,498,179         $      --           $     1,884         $ 1,496,295
Other securities                                               1,908,902               1,737                --             1,910,639
Mortgage-backed securities                                     6,820,038               3,602                --             6,823,640
                                                             -----------         -----------         -----------         -----------
 Total held to maturity                                      $10,227,119         $     5,339         $     1,884         $10,230,574
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

The following table summarizes the composition of the Bank's deposit portfolio.



                                                              31-Mar-97                               31-Dec-96
                                                   -----------------------------------    ----------------------------------
                                                   Amount                  Percent         Amount               Percent
                                                   ------                  -------         ------               -------
Demand                                            $    85,541               0.28%        $    58,659                 0.21%
NOW Accounts                                        1,133,183               3.66%            891,640                 3.19%
Passbook                                            2,135,505               6.90%          2,029,694                 7.26%
Certificates of deposit                            27,603,227              89.16%         24,993,154                89.34%
                                                  -----------             -------        -----------               -------
                                                  $30,957,456             100.00%        $27,973,147               100.00%
                                                  ===========             =======        ===========               =======

The following table summarizes the maturity composition of certificates of deposit at March 31, 1997, compared to December 31, 1996:


                                                              31-Mar-97                                31-Dec-96
                                                   -----------------------------------      ----------------------------------
                                                     Amount               Percent           Amount              Percent
                                                     ------               -------           ------              -------
Within one year                                   $13,750,628              49.81%        $13,968,430              55.90%
Over one year through two years                     6,364,666              23.06%          4,199,501              16.80%
Over two years through three years                  4,449,025              16.12%          4,289,518              17.16%
Over three years through five years                 1,763,902               6.39%          1,322,451               5.29%
Over five years through ten years                   1,275,006               4.62%          1,213,254               4.85%
                                                  -----------             -------        -----------             -------
                                                  $27,603,227             100.00%        $24,993,154             100.00%
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