Form 10QSB/A
period 1997-06-30
USABANCSHARES INC
filed 1998-01-23
CIK 945532

                Balance Sheet SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                       USABancShares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the six months ended June 30,
                                   (unaudited)

                                                                                         1997               1996
                                                                                     ----------          ----------
Cash flows used in operating activities
    Net Income                                                                       $  159,993           $  67,259
    Adjustments to reconcile net income to cash used in
    operating activities
    Depreciation and amortization                                                        26,585              54,483
    Net accretion of discounts on purchased loan portfolios                            (251,645)           (313,478)
    Provision for loan losses                                                            25,000              75,000
    Net amortization of investment securities premiums/discounts                         17,800                   -
    Amortization of Class B Stock                                                        54,280                   -
    Gain on sale of investments available for sale                                      (36,039)            (22,063)
    Net (increase) decrease in other assets                                            (396,600)            (33,106)
    Net increase (decrease) in other liabilities                                        109,085            (192,414)
    (Increase) decrease in goodwill                                                      30,677                   -
                                                                                     ----------           ----------
      Net cash used in operating activities                                            (260,864)           (364,319)
                                                                                     ----------           ----------
Cash flows used in investing activities
    Proceeds from sale of investment securities held-to-maturity                      1,001,250                   -
    Proceeds from sale of investment securities available-for-sale                    1,354,800           1,482,188
    Proceeds from maturity or calls of investment securities held-to-maturity           500,000                   -
    Purchase of investment securities available-for-sale                             (4,330,435)         (1,742,975)
    Purchase of investment securities held-to-maturity                               (2,946,188)         (1,649,500)
    Repayments of principal on investment securities held-to-maturity                   379,574             499,178
    Repayments of principal on investment securities available-for-sale                  65,144              48,289
    Net purchases of FHLB stock                                                        (125,000)                  -
    Cash of acquired entity                                                              44,810                   -
    Net increase in loans                                                            (4,008,807)         (4,388,157)
    Purchases of premises and equipment                                                 (44,998)            (15,898)
                                                                                     ----------          ----------
      Net cash used in investing activities                                          (8,109,850)         (5,766,875)
                                                                                     ----------          ----------
Cash flows provided by financing activities
    Net increase in demand deposits and savings accounts                              2,935,701              41,385
    Net increase in certificates of deposit                                           7,656,532             696,923
    Net decrease in FHLB borrowings                                                  (1,000,000)                  -
    Net increase (decrease) in other borrowed funds                                     155,000             (56,100)
                                                                                     ----------          ----------
      Net cash provided by financing activities                                       9,747,233             682,208
                                                                                     ----------          ----------
    Net increase (decrease) in cash and cash equivalents                              1,376,519          (5,448,986)

    Cash and cash equivalents, beginning of period                                    4,214,186           8,094,133
                                                                                     ----------          ----------
    Cash and cash equivalents, end of period                                         $5,590,705          $2,645,147
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


FINANCIAL CONDITION

The Company's total assets increased from $38.1 million at December 31, 1996 to $48.3 million at June 30, 1997, an increase of $10.2 million, or 26.8%. The increase was due primarily to increases in the loan and investment portfolios of $4.3 million and $4.0 million, respectively. This growth was funded primarily by increases in money market and certificate of deposit accounts. Total deposits increased $10.6 million to $38.6 million at June 30, 1997, due primarily to increases in money market and certificates of deposit accounts of $2.8 million and $7.7 million, respectively.

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

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

                                                                             Six Months Ended June 30,
                                                 ---------------------------------------------------------------------------------
                                                                     1997                                    1996
                                                 ---------------------------------------------------------------------------------
                                                     Average                     Average       Average                     Average
Assets:                                              Balance       Interest       Rate         Balance        Interest       Rate
                                                 ------------    ----------      ------     -----------     ----------      ------
Interest earning assets:
Loans                                            $ 18,610,161    $1,206,521      12.97%     $ 9,408,015     $  832,595      17.70%
Investment securities                              18,722,683       696,429       7.44%      10,782,518        351,400       6.52%
Interest-bearing deposits and other                 1,951,192        52,498       5.38%       4,994,740        144,417       5.78%
                                                 ------------    ----------      ------     -----------     ----------      ------
  Total earning assets                             39,284,036     1,955,448       9.96%      25,185,273      1,328,412      10.55%
Non interest earning assets                         1,632,754                                   928,512
                                                 ------------                               -----------
  Total assets                                   $ 40,916,790                               $26,113,785
                                                 ============                               ===========
Liabilities and Stockholders' Equity:
Deposits:
Passbook                                            1,936,722        24,105       2.49%       2,479,806         32,254       2.60%
NOW & Money Market accounts                         1,038,013         8,488       1.64%         485,309          5,196       2.14%
Certificates of deposit                            28,415,356       799,551       5.63%      18,150,349        516,443       5.69%
Other borrowings                                    4,136,667       134,719       6.51%               0              0       0.00%
                                                 ------------    ----------      ------     -----------     ----------      ------
  Total interest-bearing liabilities               35,526,758       966,863       5.44%      21,115,464        553,893       5.25%

  Other liabilities                                   373,046                                   284,164
                                                 ------------                               -----------
Stockholders' equity                                5,016,986                                 4,714,157
                                                 ------------                               -----------
  Total liabilities and stockholders' equity     $ 40,916,790                               $26,113,785
                                                 ============                               ===========
Excess of interest earning assets over
interest-bearing liabilities                     $  3,757,278                               $ 4,069,809
                                                 ============                               ===========
Net interest income                                              $  988,585                                 $  774,519
                                                                 ==========                                 ==========
Effective interest differential (spread)                                          4.51%                                      5.30%
                                                                                 ------                                     ------
Net yield on average interest earning assets                                      5.03%                                      6.15%
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


                                              June 30, 1997 vs June 30, 1996
                                          -------------------------------------
                                             Increase or Decrease
                                               Due to Change in
                                          ------------------------      Total
                                           Average        Average      Increase
Rate/Volume Analysis                       Volume          Rate       (Decrease)
---------------------                     ---------     ----------    ---------
Variance in interest income on:
Interest-earning assets:
Loans                                     $514,634      $(140,708)    $373,926
Investment securities                      289,459         55,570      345,029
Interest-bearing deposits and other        (82,514)        (9,405)     (91,919)
                                          ---------     ----------    ---------
   Total interest-earning assets           721,579        (94,543)     627,036

Interest-bearing deposits
Deposits:
Passbook                                  $ (6,809)     $  (1,340)    $ (8,149)
NOW & Money Market accounts                  4,154           (862)       3,292
Certificates of deposit                    288,772         (5,664)     283,108
Other borrowings                           134,719             --      134,719
                                          ---------     ----------    ---------
   Total interest-bearing liabilities      420,836         (7,866)     412,970
                                          ---------     ----------    ---------
Change in net interest income              300,743        (86,677)     214,066
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

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $20.8 million at June 30, 1997 compared to $16.5 million at December 31, 1996. Loans receivable represented 43.1% of total assets and 53.8% of total deposits as of June 30, 1997 compared to 43.3% and 58.9%, respectively, at December 31, 1996.

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

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at June 30, 1997, and December 31, 1996, respectively, for each major category of the Bank's investment securities:

                                                                   June 30, 1997
                                          ---------------------------------------------------------------
                                                               Gross           Gross          Approximate
                                           Amortized         Unrealized      Unrealized          Fair
                                              Cost             Gains           Losses            Value
                                          -----------         -------        ---------        -----------
Available for Sale
U.S. Government agency securities         $ 5,362,613         $ 5,851              -         $ 5,368,464
Mortgage-backed securities                  1,795,561           4,133              -           1,799,694
Other securities                            1,879,362           4,774              -           1,884,136
                                          -----------         -------        -------         -----------
 Total available for sale                 $ 9,037,536         $14,758        $     -         $ 9,052,294
                                          ===========         =======        =======         ===========
Held to Maturity
U.S. Government agency securities         $ 1,947,315         $    -         $11,357         $ 1,935,958
Mortgage-backed securities                  6,460,260              -          20,826           6,439,434
Other securities                            2,901,069          17,077              -           2,918,146
                                          -----------         -------        -------         -----------
 Total held to maturity                   $11,308,644         $17,077        $32,183         $11,293,538
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

The following table summarizes the composition of the Bank's deposit portfolio.


                                                           30-Jun-97                           31-Dec-96
                                               ------------------------------       ------------------------------
                                                  Amount              Percent          Amount              Percent
                                               -----------            -------       -----------            -------
Demand                                         $   102,675              0.26%       $    58,659              0.21%
NOW & Money Market accounts                      3,928,053             10.19%           891,640              3.19%
Passbook                                         1,884,966              4.89%         2,029,694              7.25%
Certificates of deposit                         32,649,686             84.66%        24,993,154             89.35%
                                               -----------            -------       -----------            -------
                                               $38,565,380            100.00%       $27,973,147            100.00%
                                               ===========            =======       ===========            =======

The following table summarizes the maturity composition of certificates of deposit at June 30, 1997, compared to December 31, 1996:

                                                           30-Jun-97                           31-Dec-96
                                               ------------------------------       ------------------------------
                                                  Amount              Percent          Amount              Percent
                                               -----------            -------       -----------            -------
Within one year                                $14,347,203             43.95%       $13,968,430             55.90%
Over one year through two years                 11,394,957             34.90%         4,199,501             16.80%
Over two years through three years               3,246,995              9.94%         4,289,518             17.16%
Over three years through five years              2,345,138              7.18%         1,322,451              5.29%
Over five years through ten years                1,315,393              4.03%         1,213,254              4.85%
                                               -----------            -------       -----------            -------
                                               $32,649,686            100.00%       $24,993,154            100.00%
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

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
 For the Bank:                                   Actual:              Adequacy Purposes:           Action Provisions:
--------------                          ----------------------      ---------------------        ---------------------
 As of June 30, 1997:                   Amount           Ratio      Amount          Ratio        Amount          Ratio
                                        ------           -----      ------          -----        ------          -----
  Total Capital
    (to Risk Weighted Assets)           $4,867           19.1%      $2,039           8.0%        2,549           10.0%
  Tier I Capital
    (to Risk Weighted Assets)           $4,660           18.3%      $1,020           4.0%        1,529            6.0%
  Tier I Capital
    (Average Assets)                    $4,660           10.8%      $1,730           4.0%        2,163            5.0%
 As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)           $4,657           25.6%      $1,458           8.0%        1,822           10.0%
  Tier I Capital
    (to Risk Weighted Assets)           $4,475           24.6%      $  729           4.0%        1,093            6.0%
  Tier I Capital
    (Average Assets)                    $4,475           12.9%      $1,387           4.0%        1,734            5.0%



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