Form 10QSB/A
period 1997-09-30
USABANCSHARES INC
filed 1998-01-23
CIK 945532

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
                                                                                        ============            ============


                      USABancShares, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the nine and three month periods ended September 30, 1997 and 1996
                                   (unaudited)


                                                            Nine Months Ended September 30,         Three Months Ended September 30,
                                                              1997                  1996                1997                 1996
                                                          -----------           ----------           ----------           ----------
Interest income:
   Loans                                                   $1,880,149           $1,409,126           $  673,628           $  576,531
   Investment securities                                    1,179,790              562,625              483,361              211,225
   Interest-bearing deposits and other                        121,882              173,716               69,384               29,297
                                                           ----------           ----------           ----------           ----------
                                                            3,181,821            2,145,467            1,226,373              817,053
Interest expense:
   Passbook                                                    35,643               46,428               11,499               14,174
   NOW Accounts                                                11,025                8,378                3,939                3,182
   Money Market                                                26,378                 --                 24,976                 --
   Certificates of deposit                                  1,315,441              785,150              515,929              268,707
   Other borrowings                                           183,928                5,808               49,208                5,808
                                                           ----------           ----------           ----------           ----------
                                                            1,572,415              845,764              605,551              291,871
                                                           ----------           ----------           ----------           ----------
Net interest income                                         1,609,406            1,299,703              620,822              525,182
   Provision for loan losses                                   75,000              125,000               50,000               50,000
                                                           ----------           ----------           ----------           ----------
Net interest income after provision
 for loan losses                                            1,534,406            1,174,703              570,822              475,182
                                                           ----------           ----------           ----------           ----------

Noninterest income
   Gain on sales of investment securities                      45,162               22,063                9,123                 --
   Other                                                      234,199               74,027              141,940               28,412
                                                           ----------           ----------           ----------           ----------
                                                              279,361               96,090              151,063               28,412

Noninterest expense:
   Compensation and benefits                                  616,713              602,988              200,813              221,952
   Occupancy                                                  134,626               82,481               51,350               29,815
   Data processing                                             86,059               51,502               47,426               19,416
   Professional fees                                          127,312               54,720               32,186                5,229
   Advertising                                                 27,022               16,071               12,333                4,514
   Insurance                                                   25,218               45,956                2,345               20,230
   Office                                                      69,397               50,666               30,325               13,304
   Travel & Entertainment                                      56,536               53,204               24,254               27,381
   Depreciation and Amortization                               47,381               38,924               15,483                9,217
   Other                                                      132,349               90,719               63,813               36,233
                                                           ----------           ----------           ----------           ----------

                                                            1,322,613            1,087,231              480,328              387,291
                                                           ----------           ----------           ----------           ----------
Income before income taxes                                    491,154              183,562              241,557              116,303
   Provision for income taxes                                 203,301                 --                113,697                 --
                                                           ----------           ----------           ----------           ----------
Net income                                                 $  287,853           $  183,562           $  127,860           $  116,303
                                                           ==========           ==========           ==========           ==========

Per Share Data:
Earnings per common share - primary and
 fully diluted                                             $     0.36           $     0.23           $     0.16           $     0.15
Weighted average shares outstanding                           800,772              794,119              804,618              794,119



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

                      USABancShares, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                   (unaudited)

                                                                                               1997                 1996
                                                                                         ------------            ------------
Cash flows used in operating activities:
   Net Income                                                                            $    287,853            $    183,562
   Adjustments to reconcile net income to cash used in operating activities
   Depreciation and amortization                                                               40,351                  38,924
   Net accretion of discounts on purchased loan portfolios                                   (340,229)               (565,839)
   Provision for loan losses                                                                   75,000                 125,000
   Net amortization (accretion) of investment securities premiums/discounts                    30,902                    --
   Amortization of Class B Stock                                                               81,420                    --
   Gain on sale of investments available-for-sale                                             (45,162)                (22,063)
   Net (increase) decrease in other assets                                                 (1,563,972)               (166,343)
   Net increase (decrease) in other liabilities                                               220,969                (197,833)
   Net (increase) decrease in goodwill                                                         45,823                    --
                                                                                         ------------            ------------
     Net cash used in operating activities                                                 (1,167,045)               (604,592)
                                                                                         ------------            ------------

Cash flows used in investing activities:
   Proceeds from sale of investment securities held-to-maturity                             1,001,250                    --
   Proceeds from sale of investment securities available-for-sale                           2,963,248               1,482,188
   Proceeds from maturity or calls of investment securities held-to-maturity                1,450,000                    --
   Proceeds from maturity or calls of investment securities available-for-sale              2,875,000
   Purchase of investment securities available-for-sale                                    (9,060,852)             (2,492,975)
   Purchase of investment securities held-to-maturity                                      (9,130,922)             (2,148,094)
   Repayments of principal on investment securities held-to-maturity                          444,581                 541,307
   Repayments of principal on investment securities available-for-sale                         93,041                  52,365
   Net purchases of FHLB stock                                                               (350,000)                   --
   Cash of acquired entity                                                                     44,810                    --
   Net increase in loans                                                                  (17,029,648)             (7,276,799)
   Purchases of premises and equipment                                                        (83,004)                (24,272)
                                                                                         ------------            ------------
     Net cash used in investing activities                                                (26,782,496)             (9,866,280)
                                                                                         ------------            ------------

Cash flows provided by financing activities:
   Net increase (decrease) in demand deposits and savings accounts                          3,256,500                (294,632)
   Net increase in certificates of deposit                                                 14,965,653               3,279,600
   Net increase in FHLB borrowings                                                          7,000,000               2,500,000
   Net increase (decrease) in other borrowings                                                155,000                 (56,100)
                                                                                         ------------            ------------
     Net cash provided by financing activities                                             25,377,153               5,428,868
                                                                                         ------------            ------------

   Net decrease in cash and cash equivalents                                               (2,572,388)             (5,042,004)

   Cash and cash equivalents, beginning of period                                           4,214,186               8,094,133
                                                                                         ------------            ------------

   Cash and cash equivalents, end of period                                              $  1,641,798            $  3,052,129
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

INTEREST EXPENSE

Interest expense increased 85.9% or $726,651 to $1,572,415, for the nine months ended September 30, 1997, compared to the same period in 1996, due to a higher volume of new certificates of deposit and FHLB Advances. The average cost of funds, including other borrowings, increased 0.45% to 5.48% for the nine months ended September 30, 1997 compared to the same period in 1996. Interest expense increased $313,680 to $605,551, or 107.5%, for the three months ended September 30, 1997, compared to the same period in 1996, due to a higher volume of new certificates of deposit and FHLB Advances.

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

Net interest income for the nine months ended September 30, 1997, increased $309,703, or 23.8%, to $1,609,406 from $1,229,703 compared to the same period in
1996. Average interest-earning assets increased by $15.0 million, or 54.6%, to $42.6 million, for the nine months ended September 30, 1997 compared to the same period in 1996. Average interest-bearing liabilities increased $15.9 million or 71.0% over the same period. The average net interest spread decreased from 5.34% to 4.47% for the nine months ended September 30, 1997, resulting from a decrease in the average yield on earning assets and an increase in the average cost of interest-bearing liabilities of 0.42% and 0.45%, respectively. The Company's net interest margin for the nine months ended September 30, 1997, was 5.03%, compared to 6.28% for the same period in 1996. Net interest income for the three months ended September 30, 1997, increased $95,640, or 18.2%, to $620,822 from $525,182 compared to the same period in 1996.

Average interest-earning assets increased by $23.2 million, or 83.7%, to $50.9 million, for the three months ended September 30, 1997 compared to the same period in 1996. Average interest-bearing liabilities increased $22.5 million or 97.8% over the same period. The average net interest spread decreased from 6.72% to 4.32% for the three months ended September 30, 1997, resulting from the decrease in the average yield on earning assets and the increase in the average cost of interest-bearing liabilities of 2.16% and 0.24%, respectively. The Company's net interest margin for the three months ended September 30, 1997, was 4.88%, compared to 7.58% for the same period in 1996.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

                                                                          For the Nine Months Ended September 30,
                                                     -------------------------------------------------------------------------------
                                                                         1997                                    1996
                                                     ---------------------------------------    ------------------------------------
                                                       Average                       Average      Average                    Average
Assets:                                                Balance         Interest       Rate        Balance       Interest      Rate
                                                    ------------     -----------   --------     ------------   -----------  --------
Interest earning assets:
Loans (1)                                           $ 19,896,501     $ 1,880,149     12.60%    $ 10,978,516  $ 1,409,126      17.11%
Investment securities                                 19,661,783       1,179,790      8.00%      11,351,687      562,625       6.61%
Interest-bearing deposits and other                    3,079,363         121,882      5.28%       5,251,491      173,716       4.41%
                                                    -------------   -------------    ------    ------------   ----------      ------
    Total earning assets                              42,637,647       3,181,821      9.95%      27,581,694    2,145,467      10.37%
                                                                                     ------                                   ------
Non interest earning assets                            1,397,608                                    974,993
                                                    -------------                              ------------
    Total assets                                    $ 44,035,255                               $ 28,556,687
                                                    =============                              ============

Liabilities and Stockholders' Equity:
Deposits:
Passbook                                               1,938,644          35,643      2.45%       2,347,878       46,428       2.64%
NOW & Money Market accounts                            2,103,059          37,403      2.37%         489,263        8,378       2.28%
Certificates of deposit                               30,475,981       1,315,441      5.76%      19,441,687      785,150       5.38%
Other borrowings                                       3,770,000         183,928      6.50%         140,426        5,808       5.51%
                                                    -------------   -------------    ------    ------------    ---------      ------
    Total interest-bearing liabilities                38,287,684       1,572,415      5.48%      22,419,254      845,764       5.03%

    Other liabilities                                    590,215                                  1,350,995
                                                    -------------                              ------------
Stockholders' equity                                   5,157,356                                  4,786,438
                                                    -------------                              ------------
    Total liabilities and stockholders' equity      $ 44,035,255                               $ 28,556,687
                                                    =============                              ============

Excess of interest earning assets over
interest-bearing liabilities                         $ 4,349,963                               $  5,162,440
                                                    =============                              ============
                                                                    -------------                            -----------
Net interest income                                                  $ 1,609,406                             $ 1,299,703
                                                                    =============                            ===========

Effective interest differential (spread)                                              4.47%                                    5.34%


                                                                                     ------                                    -----
Net yield on average interest earning assets                                          5.03%                                    6.28%
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

                                                      September 30, 1997 vs September 30, 1996
                                              -----------------------------------------------------------
                                                      Increase or Decrease
                                                        Due to Change in
                                              -------------------------------------          Total
                                                  Average              Average              Increase
Rate/ Volume Analysis                              Volume                Rate              (Decrease)
---------------------                         ----------------    -----------------    ------------------
Variance in interest income on:
Interest-earning assets:
Loans                                         $   697,526            $  (226,503)         $   471,023
Investment securities                             479,252                137,913              617,165
Interest-bearing deposits and other               (98,756)                46,922              (51,834)
                                              -----------            -----------          -----------
    Total interest-earning assets               1,078,022                (41,668)           1,036,354

Interest-bearing deposits
Deposits:
Passbook                                      $    (7,687)           $    (3,098)         $   (10,785)
NOW & Money Market accounts                        28,689                    336               29,025
Certificates of deposit                           472,961                 57,330              530,291
Other borrowings                                  173,103                  5,017              178,120
                                              -----------            -----------          -----------
    Total interest-bearing liabilities            667,066                 59,585              726,651

                                              -----------            -----------          -----------
Change in net interest income                     410,956               (101,253)             309,703
                                              -----------            -----------          -----------






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

LOAN PORTFOLIO

Loans, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $33.8 million at September 30, 1997 compared to $16.5 million at December 31, 1996. Loans, net represented 52.6% of total assets and 73.2% of total deposits as of September 30, 1997 compared to 43.3% and 58.9%, respectively, at December 31, 1996. On September 30, 1997, the net book value of nonaccrual loans was approximately $360,000 compared to $120,985 at December 31, 1996. These amounts represented nonaccrual balances on discounted commercial and residential real estate loans purchased by the Bank from the Federal Deposit Insurance Corporation during 1996 and not on balances originated directly by the Bank. The Bank had no troubled debt restructured loans as of September 30, 1997. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

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
                                                                =========               =========


INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at September 30, 1997, and December 31, 1996, respectively, for each major category of the Bank's investment securities:


                                                                     September 30, 1997
                                            -----------------------------------------------------------------------------
                                                                      Gross                Gross              Approximate
                                              Amortized            Unrealized           Unrealized               Fair
                                                Cost                  Gains               Losses                 Value
                                            ------------         ------------          -------------          ------------
Available-for-Sale
U.S. Government agency securities           $ 2,492,418           $    12,820           $       --             $ 2,505,238
Mortgage-backed securities                      900,236                36,525                   --                 936,761
Other securities                              5,829,569                69,714                   --               5,899,283
                                            -----------           -----------           ------------           -----------
  Total available-for-sale                  $ 9,222,223           $   119,059           $       --             $ 9,341,282
                                            ===========           ===========           ============           ===========

Held-to-Maturity
U.S. Government agency securities           $ 3,526,563           $    44,475           $       --             $ 3,571,038
Mortgage-backed securities                    6,371,285                42,361                   --               6,413,646
Municipal Bonds                               3,162,426                  --                     --               3,162,426
Other securities                              3,413,040                63,288                   --               3,476,328
                                            -----------           -----------           ------------           -----------
  Total held-to-maturity                    $16,473,314           $   150,124           $       --             $16,623,438
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


                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
For the Bank:                                   Actual:              Adequacy Purposes:            Action Provisions:
-------------                           ----------------------      ----------------------         -------------------
As of September 30, 1997:                Amount          Ratio       Amount         Ratio          Amount        Ratio
                                         ------          -----       ------         -----          ------        -----
  Total Capital
   (to Risk Weighted Assets)             $ 5,102          11.2%      $ 3,658          8.0%         4,572         10.0%
  Tier I Capital
   (to Risk Weighted Assets)             $ 4,845          10.6%      $ 1,829          4.0%         2,743          6.0%
  Tier I Capital
   (Average Assets)                      $ 4,845          11.0%      $ 1,761          4.0%         2,202          5.0%
As of December 31, 1996:
  Total Capital
   (to Risk Weighted Assets)             $ 4,657          25.6%      $ 1,458          8.0%         1,822          10.0%
  Tier I Capital
   (to Risk Weighted Assets)             $ 4,475          24.6%      $   729          4.0%         1,093           6.0%
  Tier I Capital
   (Average Assets)                      $ 4,475          12.9%      $ 1,387          4.0%         1,734           5.0%


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