Form 10KSB
period 1997-12-31
USABANCSHARES INC
filed 1998-03-31
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
         (Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934    [Fee required]

                  For the Fiscal Year Ended December 31, 1997.
                                            ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]

                    For the transition period from____to____

                        Commission file number: 000-27244

                               USABANCSHARES, INC.
                 (Name of Small Business Issuer In Its Charter)

              PA                                         23-2806495
              --                                         ----------
(State Or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

1535 Locust Street, Philadelphia, PA                           19102
------------------------------------                           -----
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's telephone number, including area code:  (215) 569-4200
                                                 -------------

Securities registered under Section 12(b) of the Act:  None.

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------

-------------------------------   ---------------------------------------------
-------------------------------   ---------------------------------------------
Securities registered under
Section 12(g) of the Act:

                    Common Stock, $1.00 Par Value Per Share
                               (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  _X_    NO __

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year were $5,193,503.

    The aggregate market value of the voting stock held by non-affiliates as of February 28, 1998, was $13,802,030, based on the average of the bid and asked on the National Association of Securities Dealers Automated Quotation System on February 28, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be utilized in connection with the registrant's Annual Meeting of Shareholders scheduled to be held in June, 1998 are incorporated by reference into Part III hereof.

Registration Statement on Form SB-2 of the Company, as Amended, Registration No. 33-92506

    Transitional Small Business Disclosure Format (Check one): Yes____ No__X__

                               USABancShares, Inc.

                                   Form l0-KSB

This report contains "forward-looking" statements. USABancShares ("The Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Act of 1995 and is including this statement for the express purpose of availing itself of such safe harbor with respect to such statements. Forward- looking information is subject to important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting banking generally; risks relating to credit decisions; sensitivity to fluctuations in interest rates; competition within the primary markets in which the Company operates, and the ability to make and successfully integrate acquisitions. The Company wishes to caution each reader of this report to carefully consider the risks and uncertainties with respect to each such forward-looking statement.

                                      INDEX

PART I                                                                    Page

Item 1            Description of Business                                    1

Item 2            Description of Property                                    4

Item 3            Legal Proceedings                                          4

Item 4            Submission of Matters to a Vote of Security Holders        5

PART II

Item 5            Market for Common Equity and Related Stockholder Matters   5

Item 6            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8

Item 7            Financial Statements                                      25

Item 8            Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    25
PART III

Item 9            Directors, Executive Officers, Promoters and
                  Control Persons Compliance with Section 16(a)
                  Exchange Act                                              25

Item 10           Executive Compensation                                    25

Item 11           Security Ownership of Certain Beneficial Owners
                  and Management                                            25

Item 12           Certain Relationships and Related Transactions            25

Item 13           Exhibits and Reports on Form 8-K                          25

                                     PART I
                                     ------
Item 1: Description of Business
        -----------------------

USABancShares, Inc.

USABancShares, Inc. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania on March 14, 1995, and approved by the Federal Reserve System on October 3, 1995. On November 30, 1995 (the "Effective Date"), the Company completed its acquisition of Peoples Thrift Savings Bank (the "Bank") pursuant to the Agreement and Plan of Merger dated February 24, 1995, and Related Plan of Merger dated September 27, 1995, pursuant to which the Bank thereby became a wholly-owned subsidiary of the Company. On April 11, 1997 the Company completed its acquisition of Knox Financial Services Group, Inc., a registered broker-dealer with the NASD. Subsequent to the acquisition, Knox Financial Services Group, Inc. was renamed USACapital, Inc. ("USACapital").

The Company, through its operation of the Bank, derives a substantial portion of its income from banking and banking-related services. The Company continually evaluates financial services-related and other activities in addition to owning and supervising the Bank, particularly those which allow the Company to generate fee-based income. The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "USAB" The principal executive offices of the Company were located at One Penn Square, 30 South 15th Street, Philadelphia, PA. The principal offices of the Bank were located at 803 East Germantown Pike, Norristown, PA and are currently located at 1535 Locust Street, Philadelphia, PA. Their respective telephone numbers are (215) 569-4200 and (610) 272-3690.

The Company, the Bank and USACapital have a total of 18 full-time and one part-time employees. Management anticipates hiring additional staff during 1998.

The Bank

The Company owns 100% of the Bank, which is a Pennsylvania chartered savings bank whose deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank has operated as a community-based financial institution for over 110 years, and was originally organized in 1887 as mutual building and loan. In December 1990, the Bank converted to a state chartered stock savings bank insured by the FDIC. The Bank has its primary retail location in Plymouth Meeting, Pennsylvania, opened a "mini" branch in the Bellevue Hotel in Philadelphia, and plans to open a new flagship retail operation at 1535 Locust Street in Center City Philadelphia during the first quarter of 1998. The Bank is in the business of taking deposits and making loans in and around the greater Delaware Valley area, and intends to maintain its loan origination and deposit generation operations within this and other geographically proximate locations.

The Bank's primary source of funds are deposits and proceeds from principal and interest payments on loans and securities; the flow of these payments are generally predictable, but can be greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank is the origination of real estate and commercial mortgage loans, the purchase of investment securities and the acquisition of discounted loan portfolios. Loan originations have accounted for approximately one-half of the Bank's total loan growth over the last several years, with the balance comprised of loan portfolio acquisitions. The Bank generally purchases portfolios consisting of performing loans secured by mortgages on real estate in and around the Delaware Valley. These loans are purchased at discounts to book value, providing the Bank with an increased yield above normal market rates. The Bank intends to continue its loan portfolio acquisitions over the coming years to enhance loan growth and yield as a complement to its loan originations, and shall evaluate opportunities to acquire attractive loan portfolios secured by real estate outside of the Bank's primary area, as well as its historical local concentration. In furtherance of this strategy, during the quarter ended December 31,1997 the Bank acquired loans aggregating $18.0 million which were secured by mortgages on commercial and residential properties located in the Northeast region of the United States.

Lending Activities

The Bank's lending strategy focuses on the origination of commercial real estate and other commercial loans in its primary market area. The Bank believes that its adherence to strict loan underwriting criteria has been largely responsible for its high asset quality. Such underwriting criteria include, among others, a maximum loan to value ratio of up to 80%, a 10 year maximum maturity on commercial and commercial real estate loans and a maximum loan amount that is currently approximately $1.8 million. In certain situations, the Board has and may continue to approve loans which do not meet such underwriting criteria - based upon individual circumstances. The Bank's commercial loans are working capital lines of credit, term loans to purchase equipment, fixtures or furniture, commercial mortgages to finance investment properties and commercial mortgages to acquire business-owner occupied properties. The Bank's general practice is to write loans at variable interest rates for a period of not greater than five years, with a strong preference for the origination of adjustable rate loans tied to the Bank's prime lending rate which is generally above the New York money center prime rate. Generally, the Bank requires collateral on all commercial loans, which may be in the form of residential or commercial real estate, cash, marketable securities, accounts receivable, inventory, equipment and other fixed assets, but the Bank does not make loans based primarily on accounts receivable or inventory of the business. Notwithstanding the form or value of collateral provided, the Bank will generally obtain a personal guarantee from its commercial borrowers.

The Bank seeks to make commercial loans to a wide variety of service, retail, distribution and manufacturing companies. No individual director, officer or employee of the Company has lending authority for any amount and all credit decisions and decisions to lend money are made by the Loan Committee or the Board of Directors.

Asset Acquisition Activities

The Bank actively reviews opportunities to acquire discounted loan portfolios and will continue to do so as part of its growth strategy. These portfolios are primarily offered through government agencies, but are often available through private sector transactions as well. The Bank has found that the pools which are offered through governmental agencies, such as the FDIC, are due to the agencies' efforts to dispose of assets held as a result of the consolidation of the banking regulatory system and the closing of governmental offices. Loan pools are generally available from private sellers in connection with asset securitizations and other restructurings. At December 31, 1997 approximately $28.4 million , or 49.8% of the Bank's loan portfolio consisted of loans purchased in seven separate loan pool acquisitions, which included a loan pool acquired during October, 1997 aggregating $3.4 million secured by properties located in the greater Delaware Valley area and another loan pool in December, 1997 aggregating $14.6 million secured by properties located in the Northeast region of the United States. The loans which made up these pools were predominantly commercial real estate secured loans generally ranging in size from $100,000 to $300,000. Generally, the properties securing these loans are held for investment purposes and include personal guarantees for the loan amount. On average the loan to value ratios were between 75% and 80%.

The Bank performs detailed due-diligence on all potential loan acquisitions, which includes a review of each loan file to ascertain information regarding collateral value, payment history, interest rate, and guarantor and borrower financial statements in order to ensure the loan meets the Bank's underwriting criteria. Loan pools are priced in accordance with a proprietary computer pricing model developed by personnel of the Bank which they have successfully utilized in evaluating and acquiring numerous loan pools over the past five years on behalf of the Bank and, prior to formation of the Company, on behalf of private clients. The loan pools are generally purchased with certain representations and warranties which protect the Bank in the event of document deficiencies or fraud. In connection with its growth strategy, the Bank intends to increase its emphasis on the acquisition of loan pools secured by properties located both within and outside of its primary market area, while continuing to expand loan originations.

Management believes that there are numerous opportunities in the market place to acquire loan pools at a discount and that the experience and knowledge of its senior management team provides the Bank with a unique opportunity to take advantage of this market to facilitate the growth strategy of the Bank.

USACapital

USACapital, Inc. ("USACapital"), a registered broker-dealer with the NASD, is a Pennsylvania corporation wholly-owned by the Company. The Company acquired USACapital in April, 1997 for a purchase price of $75,000. USACapital is engaged in the business of trading stocks, bonds, annuities, and other investments related products to the general public. USACapital operates out of the same offices as the Company and has relocated to offices in the new branch on Locust Street during the first quarter of 1998.

Competition

The Bank's primary market area is served by several major commercial banks such as First Union, PNC Bank, Mellon Bank and Commerce Bank, as well as a number of mid-size savings banks and thrifts, to include Progress Federal and Harleysville Savings Bank, and other small community banks and thrifts. The Bank actively competes with all of these institutions for retail and commercial accounts. The Bank faces competition from financial institutions located out of state which conduct commercial calling efforts in the area and direct mail promotions to consumers, as well as from outside the banking industry, such as money market mutual funds, stock brokers, and the federal government. Larger competitors have much greater financial and marketing resources than those of the Bank and in commercial transactions, the Bank's legal lending limit to a single borrower restricts its ability to compete effectively for the business of large local companies; smaller commercial borrowers, though, can be effectively served through the Bank's personalized service and quick response time. In order to compete, the Bank places a major emphasis on superior service and will rely on the flexibility that its size and independent status permits. The Company and the Bank believe that an independent community bank, operated by responsive and experienced employees who are dedicated to personal service and innovative thought, offers an attractive alternative to both larger and smaller competing institutions.

Item 2.                    Description of Properties
                           -------------------------

On December 23, 1997, the Bank purchased a building at 1535 Locust Street in Center City Philadelphia, formerly owned and operated by PNC Bank, which will serve as its Center City flagship retail operation upon its opening in the first quarter of 1998. This new building consists of approximately 10,000 square feet of space, and will include not only a first floor retail operation, but also house senior management of the Company and USACapital, in addition to selected members of the Bank staff. Pursuant to a lease dated May 11, 1989, the Bank leases its building located at 803 East Germantown Pike in Norristown, PA, which contains a retail banking operation as well as administrative offices. The lease is for an initial period of 10 years, with an option to renew or extend the lease for an additional 10 years. The Bank leases an additional branch in the office, retail and hotel complex known as the "Bellevue" which is located in Center City Philadelphia. The Bank may acquire or lease other real estate in the future for purposes of opening new branch locations. In addition, the Bank may acquire or lease real estate out parcels for purposes of establishing mini-branch locations, which would likely include state of the art automated teller facilities that would involve minimal staffing requirements. The Company also currently leases 5,000 square feet of space at One Penn Square, 30 South 15th Street, Philadelphia, PA. This space is utilized by the Company's executive and administrative offices and no deposits are taken at this location. The Company intends to move these offices to its new location during the first quarter of 1998 and will not renew the lease which expires on August 1, 1998.

Item 3.                    Legal Proceedings
                           -----------------

There are no legal actions or proceedings to which the Company or the Bank is a party.

Item 4.             Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

None.

                                           PART II
                                           -------

Item 5.                Market for Common Equity and Related Stockholder Matters
                       --------------------------------------------------------

The Common Stock of the Company is listed for trading on the NASDAQ SmallCap Market under the symbol "USAB" and began trading during the first quarter of 1996. As of February 28, 1998, there were approximately 272 holders of record of the Company's Common Stock. The Company has not, since its inception, paid any cash dividends. On July 18, 1997, the Company paid a 33% stock dividend to its common stockholders' of record as of July 1, 1997.

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

|------------------------|----------------|------------------|-----------------|
|Price of Common Stock   |                |                  |                 |
|------------------------|----------------|------------------|-----------------|
|1997                    |    Low Price   |    High Price    |     Dividend    |
|------------------------|----------------|------------------|-----------------|
|First Quarter  (1)      |     $ 6.75     |      $ 9.00      |    $         -  |
|Second Quarter  (1)     |     $ 6.00     |      $ 7.69      |    $         -  |
|Third Quarter           |     $ 6.00     |      $ 7.31      |    $         -  |
|Fourth Quarter          |     $ 6.38     |      $ 7.69      |    $         -  |
|------------------------|----------------|------------------|-----------------|

|------------------------|----------------|------------------|-----------------|
|Price of Common Stock   |                |                  |                 |
|1996                    |    Low Price   |    High Price    |     Dividend    |
|------------------------|----------------|------------------|-----------------|
|First Quarter (1)       |     $ 6.94     |      $ 7.88      |    $        -   |
|Second Quarter (1)      |     $ 6.56     |      $ 8.06      |    $        -   |
|Third Quarter (1)       |     $ 7.41     |      $ 9.75      |    $        -   |
|Fourth Quarter (1)      |     $ 8.00     |      $ 10.50     |    $        -   |
|------------------------|----------------|------------------|-----------------|




(1) Adjusted for 33% stock dividend effective July 1, 1997.

Market quotations reflect inter-dealer prices, without retail markups, markdown or commissions and may not necessarily reflect actual transactions.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following represents summarized selected consolidated financial data of the Company which, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition and results of operations.


Selected Financial Condition Data:                                                         12/31/97                12/31/96
----------------------------------                                                    -----------------        -----------------
Total assets                                                                          $       89,325,976       $       38,145,499
Loans receivable, net                                                                         56,002,164               16,529,483
Securities                                                                                    24,453,629               16,324,746
Deposits                                                                                      70,473,521               27,973,147
Total borrowings                                                                              12,637,942                5,050,000
Stockholders' equity                                                                           5,365,783                4,894,847

Selected Operations Data:
-------------------------
Total interest income                                                                 $        4,879,045       $        2,942,144
Total interest expense                                                                         2,530,250                1,225,116
                                                                                      ------------------       ------------------
 Net interest income                                                                           2,348,795                1,717,028
Provision for loan losses                                                                        415,000                  125,000
                                                                                      ------------------       ------------------
Net interest income after provision for loan losses                                            1,933,795                1,592,028
Total noninterest income                                                                         314,458                  103,232
Total noninterest expense                                                                      2,456,970                1,500,996
                                                                                       -----------------       ------------------
Income before income taxes                                                                      (208,717)                 194,264
Income tax provision                                                                              16,891                   67,995
                                                                                       -----------------       ------------------
Net income                                                                            $         (225,608)      $          126,269
                                                                                       =================       ==================
Selected Financial Ratios and Other Data:
-----------------------------------------
Performance Ratios:
Return on assets (ratio of net income to average total assets)                                     -0.09%                    0.36%
Return on equity (ratio of net income to average equity)                                           -1.10%                    2.57%
Interest Rate Spread Information:
Average during the period                                                                           3.68%                    5.29%
Net interest margin (net interest income/average earning assets)                                    4.53%                    6.11%
Ratio of operating expense to average total assets                                                  1.93%                    2.35%
Ratio of average interest-earning assets to average interest-bearing liabilities                  117.50%                  118.38%
Asset Quality Ratios:
Non-performing assets to total assets at end of period                                              0.32%                    3.50%
Allowance for loan losses to non-performing loans                                                 197.92%                   58.38%
Allowance for loan losses to loans receivable, net                                                  1.01%                    1.10%
Capital Ratios:
Stockholders' equity to total assets at end of period                                               6.01%                   12.83%
Other Data:
Number of full-time employees                                                                         18                       10
Number of full-service offices                                                                         2                        1

The following represents summarized quarterly financial data of the Company which, in the opinion of Management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.



                                                                                     Three months ended
                                                                   ------------------------------------------------------
1997                                                                 31-Dec       30-Sep         30-Jun           31-Mar
----                                                               ----------   ----------     ----------        --------
Total interest income                                              $1,698,917   $1,226,373     $1,028,729        $925,026
Total interest expense                                                957,836      605,551        520,162         446,701
                                                                   ----------   ----------     ----------        --------
  Net interest income                                                 741,081      620,822        508,567         478,325
Provision for loan losses                                             340,000       50,000           -             25,000
                                                                   ----------   ----------     ----------        --------
Net interest income after provision for loan losses                   401,081      570,822        508,567         453,325
Total noninterest income                                               33,404      151,063        112,594          17,397
Total noninterest expense                                           1,134,356      480,328        455,574         386,712
                                                                   ----------   ----------     ----------        --------
Income before income taxes                                           (699,871)     241,557        165,587          84,010
Income tax (benefit) provision                                       (186,410)     113,697         58,558          31,046
                                                                   ----------   ----------     ----------        --------
Net income                                                         $ (513,461)  $  127,860     $  107,029        $ 52,964
                                                                   ==========   ==========     ==========        ========
Per share data
Weighted-average common shares outstanding                            813,807      804,618        794,119         794,119
Net income (loss) per common share - basic and diluted             $    (0.63)  $     0.15     $     0.13        $   0.07



                                                                                      Three months ended
                                                                   ------------------------------------------------------
1996                                                                 31-Dec       30-Sep         30-Jun          31-Mar
-----                                                              ---------    ---------      ---------        --------
Total interest income                                             $  796,679    $  817,053        831,886        $496,526
Total interest expense                                               379,352       291,871        276,723         277,170
                                                                   ----------   ----------     ----------        --------
  Net interest income                                                417,327       525,182        555,163         219,356
Provision for loan losses                                               -           50,000         75,000            -
                                                                   ----------   ----------     ----------        --------
Net interest income after provision for loan losses                  417,327       475,182        480,163         219,356
Total noninterest income                                               7,142        28,412          5,377          62,301
Total noninterest expense                                            413,767       387,291        426,966         272,972
                                                                   ----------   ----------     ----------        --------
Income before income taxes                                            10,702       116,303         58,574           8,685
Income tax provision                                                  67,995          -              -                -
                                                                   ----------   ----------     ----------        --------
Net income                                                        $  (57,293)   $  116,303     $   58,574        $  8,685
                                                                   ==========   ==========     ==========        ========
Per share data
Weighted-average common shares outstanding                           794,119       794,119        794,119          794,119
Net income (loss) per common share - basic and diluted            $    (0.07)   $     0.15           0.07        $    0.01


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant and encouraging changes in the financial condition and results of operations of the Company and its subsidiaries during the past two years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

Financial Condition

The Company's total assets increased from $38.1 million at December 31, 1996 to $89.3 million at December 31, 1997, an increase of $51.2 million, or 134.4%. The increase was due primarily to increases in the loan and investment portfolios of $39.5 million and $8.1 million, respectively. This growth was funded by increases in certificates of deposit and borrowed funds (primarily Federal Home Loan Bank Advances ("Advances")), during the year of $42.5 million, and $4.3 million, respectively. The increase in the loan portfolio during 1997 was primarily due to the acquisition of discounted commercial and residential real estate loan portfolios. These loan portfolios, with unpaid principal balances of approximately $27.8 million were acquired for approximately $24.0 million.

Total deposits increased $42.5 million to $70.5 million at December 31, 1997. The increase in deposits was comprised of an increase in Money Market accounts of $4.8 million and a substantial increase in certificates of deposit during 1997 which resulted directly from the Bank's marketing efforts to attract new customers.

Borrowed funds consist primarily of advances from the FHLB with both fixed and variable interest rates and stated maturities occurring during 1997. Total borrowed funds increased to $9.3 million at December 31, 1997. The Company had $5.0 million in borrowed funds at December 31, 1996. The increases in deposits, described above, and in borrowed funds were utilized to fund increases in loans and other earning assets as part of the Bank's overall growth strategy. Management plans to continue to utilize FHLB advances in conjunction with deposit expansion to provide the necessary funding for the Bank's continued growth. The Bank's borrowing limit at the FHLB as of December 31, 1997, was approximately $24.1 million.

Results of Operations

Comparison of the Year Ended December 31, 1997 and the Year Ended
December 31,1996

General. As a result of the positive performance of the Company to date, management elected to take a one-time charge of $343,775, in the fourth quarter of 1997, related to the conversion provision of the Class B Common Stock (see
Note 12 in the Notes to Consolidated Financial Statements). This charge, while treated as a current expense, resulted in a corresponding increase in capital, by the same amount, and will benefit future periods as Class B amortization will no longer be required. Additionally, management decided to increase the allowance for loan losses in the fourth quarter of 1997 by $340,000 (in addition to $75,000 which was added previously in the year), in anticipation of ongoing loan growth. As a result of these transactions, the Company reported a net loss of $225,608 for the year ended December 31, 1997, a decrease of $351,877 compared to net income of $126,269 for the year ended December 31, 1996.

Interest expense increased $1.3 million due to expanded use of certificates of deposit to fund loan portfolio acquisitions, non-interest expense increased $639,339 primarily due to the addition of key servicing and operations personnel, and the allowance for loan loss reserves increased $290,000, or approximately 1.0% of gross loans.

The decrease was partially offset by an increase in interest income of $1.9 million and an increase in non-interest income of $211,226. Further details regarding changes in the major categories of income and expense are discussed below.

Interest Income. Interest income increased $1.9 million to $4.9 million for the year ended December 31,1997, from $2.9 million for the year ended December 31, 1996. The increase in interest income was primarily the result of an increase in interest income on loans and investment securities of $1.2 million and $830,846. The increase in interest income on loans is due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on discounted real estate loan portfolios purchased during 1997, 1996 and 1995. The discount associated with such loan portfolios is recognized as a yield adjustment, included as interest income using the interest method and applied on a loan-by-loan basis (to the extent that the timing and amount of cash flows can reasonably be determined).

During 1997, the Bank recognized approximately $691,000 in accretion income associated with these discounted loan portfolios. As the Bank continues to grow, the percentage of the total loan portfolio represented by loans purchased at a discount will decrease and decline in significance.

Interest Expense. Interest expense increased $1.3 million to $2.5 million for the year ended December 31, 1997, from $1.2 million for the year ended December 31, 1996. The majority of this increase was the result of higher interest expense of $1.1 million on certificates of deposit resulting from higher outstanding average balances during 1997.

Net Interest Income. The earnings of the Bank depend primarily on its level of net interest income, which is the difference between interest earned on the Bank's interest-earning assets (loans and investment securities) and the interest paid on interest-bearing liabilities (deposits). Net interest income is a function of the Bank's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest- earning assets as compared to the average balance of interest-bearing liabilities. Net interest income increased $631,767, from $1.7 million to $2.3 million for the year ended December 31, 1997. The Bank's interest rate spread averaged 3.68% during 1997 compared to 5.29% during 1996. The decrease in net interest spread during 1997 was due to a decrease in the average yield on earning assets of 1.06% from 10.47% in 1996 compared to 9.41% in 1997 and an increase the average cost of interest-bearing liabilities of .55% from 5.18% in 1996 to 5.73% in 1997.

Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1997 was $415,000 compared to $125,000 in 1996. The provision for loan losses, less charge-offs for the year of $29,139, increased the allowance for loan losses to $567,940 at December 31, 1997. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management based on a quarterly analysis.

Non-interest Income. Non-interest income increased to $314,458 for the year ended December 31, 1997, from $103,232 for the year ended December 31, 1996. This increase of $211,226, was primarily the result of a $111,395 increase in net gains on sales of investment securities during 1997 as well as brokerage fees generated by USACapital totaling $102,107.

Non-interest Expense. Non-interest expense increased to $2.5 million for the year ended December 31, 1997, from $1.5 million for the year ended December 31, 1996. This increase of $1.0 million was the result of increases in compensation and benefits, occupancy, and other expenses of $510,205, $82,599, and $363,170, respectively, during the year ended December 31, 1997.

Income Tax Expense. Income tax expense decreased to $16,891 for the year ended December 31, 1997. During 1997, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of the Bank which was treated as a reduction to goodwill in accordance with SFAS No. 109.

Average Balance Sheets and Rate/Yield Analysis

Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities.
The following table presents for the period indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.


(Dollars in Thousands)



                                                                           Year-to-Date
                                                  ----------------------------------------------------------------------------
                                                                  1997                                   1996
                                                  ----------------------------------------------------------------------------
                                                    Average               Average       Average                       Average
 Assets:                                          Balance (1)   Interest   Rate         Balance (1)     Interest        Rate
                                                  ----------    --------  -------    -------------    ----------      -------
Interest earning assets:
Loans                                              $ 26,421     $3,090     11.70%    $   11,706       $    1,923        16.43%
Investment securities                                22,696      1,637      7.21%        12,320              807         6.55%
Interest-bearing deposits and other                   2,739        152      5.55%         4,084              212         5.19%
                                                    --------     ------    -------    ----------       ----------       -------
  Total earning assets                             $ 51,856     $4,879      9.41%    $   28,110       $    2,942        10.47%

Liabilities:
Deposits:
Passbook                                           $ 1,888      $   47      2.49%    $    2,354      $        61         2.59%
NOW accounts                                           705          16      2.27%           585               12         2.05%
Money Market accounts                                1,684          63      3.74%           -                 -          0.00%
Certificates of deposit                             35,627       2,158      6.06%        19,967            1,109         5.55%
Other borrowings                                     4,227         246      5.82%           750               43         5.73%
                                                    -------      ------    -------    ----------      -----------       -------
  Total interest-bearing liabilities               $44,131      $2,530      5.73%    $   23,656      $     1,225         5.18%

Excess of interest earning assets over             -------                           ----------
interest-bearing liabilities                       $ 7,725                           $    4,454
                                                   =======      ------               ==========      -----------
Net interest income                                             $2,349                               $     1,717
                                                                ======                               ===========
Effective interest differential (spread)                                    3.68%                                        5.29%
                                                                           -------                                      -------
Net yield on average interest earning assets                                4.53%                                        6.11%
                                                                           =======                                      =======

 (1) Average balances are calculated on a quarterly basis.

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

(Dollars in Thousands)

                                                                     1997 Versus 1996
                                                  --------------------------------------------------
                                                       Increase or Decrease
                                                         Due to Change in                Total
                                                  ---------------------------
                                                      Average         Average           Increase
                                                      Volume           Rate            (Decrease)
                                                  -------------      ----------       --------------
Variance in interest income on:
Interest-earning assets:
Loans                                             $     1,514       $     (347)      $    1,167
Investment securities                                     741               89              830
Interest-bearing deposits and other                       (76)              16              (60)
                                                  -----------       ----------       ----------
   Total interest-eaming assets                         2,179             (242)           1,937


Interest-bearing deposits:
Deposits:
Passbook                                                  (12)              (2)             (14)
NOW accounts                                                3                1                4
Money Market accounts                                      63               -                63
Certificates of deposit                                   940              109            1,049
Other borrowings                                          202                1              203
                                                  -----------        ---------       ----------
   Total interest-bearing liabilities                   1,197              108            1,305
                                                  -----------        ---------       ----------

Change in net interest income                     $       982        $    (350)      $      632
                                                  -----------        ---------       ----------

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions and competition. The primary investing activity of the Bank is the origination or purchase of loans and the purchase of investment securities. These activities are funded primarily by deposits, principal repayments on loans and securities, and proceeds from FHLB borrowings. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During the period ended December 31, 1997, the Bank used its sources of funds primarily to fund loan and investment purchases, loan commitments, and to pay maturing certificates of deposit and other deposit withdrawals. At December 31, 1997, the Bank had approximately $1.3 million of unfunded commitments to extend credit.

At December 31, 1997, certificates of deposit amounted to $62.7 million, or 88.9%, of the Bank's total deposits, including $26.5 million which are scheduled to mature by December 31, 1998. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments through deposits and FHLB advances. For regulatory purposes, liquidity is measured as the ratio of cash and certain investments to withdrawable savings and short-term borrowings. The Bank has established as an objective a minimum liquidity ratio of 15%. The Bank is not aware of any adverse conditions which would impact its short or long-term funding needs.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that , if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). To be categorized as well capitalized the Bank must maintain minimum total risk- based, Tier I risk-based, and Tier I leverage ratios as set forth in the table on the following page.

Risk-Based Capital Ratios:

At December 31, 1997 and 1996, the Bank's and the Company's actual and required minimum capital ratios were as follows:

 (Dollars in Thousands)                                                                              To Be Well
                                                                                                  Capitalized Under
                                                                       For Capital               Prompt Corrective
For the Bank:                                   Actual:             Adequacy Purposes:           Action Provisions:
-------------                           --------------------        ------------------          -------------------
As of December 31, 1997:                 Amount       Ratio         Amount        Ratio         Amount        Ratio
                                        -------       -----         ------        -----         ------        -----
 Total Capital
  (to Risk Weighted Assets)             $ 5,315        7.9%        $ 5,400         8.0%         6,750         10.0%
 Tier I Capital
  (to Risk Weighted Assets)             $ 4,747        7.0%        $ 2,700         4.0%         4,050          6.0%
 Leverage                               $ 4,747        5.4%        $ 3,548         4.0%         4,435          5.0%
As of December 31, 1996:
 Total Capital
  (to Risk Weighted Assets)             $ 4,657       25.6%        $ 1,458         8.0%         1,822         10.0%
 Tier I Capital
  (to Risk Weighted Assets)             $ 4,475       24.6%        $   729         4.0%         1,093          6.0%
 Tier I Capital
  (Average Assets)                      $ 4,475       12.9%        $ 1,387         4.0%         1,734          5.0%


(Dollars in Thousands)                                                 For Capital
For the Company:                                Actual:             Adequacy Purposes:
----------------------                  --------------------       --------------------
As of December 31, 1997:                Amount         Ratio        Amount        Ratio
                                        ------         -----        ------        -----
 Total Capital
  (to Risk Weighted Assets)             $ 5,752        8.5%        $ 5,431         8.0%
 Tier I Capital
  (to Risk Weighted Assets)             $ 5,184        7.6%        $ 2,715         4.0%
 Leverage                               $ 5,184        5.8%        $ 3,570         4.0%
As of December 31, 1996:
 Total Capital
  (to Risk Weighted Assets)             $ 4,951       26.9%        $ 1,471         8.0%
 Tier I Capital
  (to Risk Weighted Assets)             $ 4,897       25.9%        $   735         4.0%
 Tier I Capital
  (Average Assets)                      $ 4,897       15.3%        $ 1,279         4.0%


At December 31, 1997, The Bank's Total capital ratio of 7.9% did not meet the minimum requirements of 8.0% in order to consider the Bank adequately capitalized. However, subsequent to year end, the Company completed an offering of approximately $7.1 million, of which $7.0 million was contributed to the Bank. As a result the Bank's Total capital ratio increased to 17.9% at February 13, 1998.

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

The following table summarizes repricing intervals for interest-earning assets and interest-bearing liabilities for the period ended December 31, 1997 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated:


Interest Rate Sensitivity Table                   1-90           91-364             1-5            Over 5          12/31/97
(Dollars in thousands)                            Days            Days             Years            Years           Balance
-------------------------------------           ----------     -----------      ----------       ---------        -----------
Interest-earning assets:
Loans receivable                                $   14,627     $    5,337       $   17,567       $  19,039       $   56,570
Investment securities                                3,830          3,570            5,572          11,002           23,974
Other interest earning assets                        3,975                                                            3,975
                                                ----------     ----------       ----------       --------        ----------
 Total interest-earning assets                  $   22,432     $    8,907       $   23,139       $  30,041       $   84,519

Interest-bearing liabilities:
NOW accounts                                    $     688                                                        $      688
Money Market Accounts                               2,401                                            2,401            4,802
Passbook savings accounts                           1,009                                            1,009            2,018
Certificates of deposit                             3,325          23,174           34,533           1,676           62,708
Other borrwings                                     7,340                            2,000                            9,340
                                                ---------      ----------       ----------       ---------       ----------
 Total interest-bearing liabilities             $  14,763      $   23,174       $   36,533       $   5,086       $   79,556

Periodic gap                                    $   7,669      $  (14,267)      $  (13,394)      $   24,955      $    4,963
                                                =========      ==========       ==========       ==========      ==========
Cumulative gap                                  $   7,669      $   (6,598)      $  (19,992)      $    4,963
                                                =========      ==========       ==========       ==========
Gap to asset ratio                                      9%            -16%             -15%              28%             -
Cumulative gap to asset ratio                           9%             -7%             -22%               6%             -


A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

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

Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates has on the Bank's net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The report below forecasts changes in the Bank's market value of equity under alternative rate environments. The market value of equity is defined as the net present value of the Banks' existing assets and liabilities. The results of the December 31, 1997 rate shock simulations are show in the table below:


A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap

In the event the Bank should experience a mismatch in its desired gap ranges or an excessive decline in its market value of equity resulting from changes in interest rate, it has a number of options which it could utilize to remedy such mismatch. The Bank could restructure its investment portfolio through sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

Investment Portfolio

The following table presents the book values and estimated market values at December 31, 1997, and December 31, 1996, respectively, for each major category of the Bank's investment securities:

                                                                                December 31, 1997
                                                        --------------------------------------------------------------------
                                                                              Gross               Gross          Approximate
                                                         Amortized         Unrealized         Unrealized             Fair
                                                            Cost              Gains               Losses            Value
                                                        ----------         ----------         ------------       -----------
Available-for-Sale
U.S. Government agency securities                      $ 1,243,139         $      15,824     $        -        $  1,258,963
Equity and other securities                              7,636,598               150,461           11,297         7,775,762
                                                       -----------         -------------     ------------      ------------
 Total available-for-sale                              $ 8,879,737         $     166,285     $     11,297      $  9,034,725
                                                       ===========         =============     ============      ============

Held-to-Maturity
U.S. Government agency securities                      $ 3,557,087         $       -         $     10,202      $  3,546,885
Mortgage-backed securities                               6,306,384                50,074              -           6,356,458
Municipal securities                                     3,162,576               100,831                          3,263,407
Equity and other securities                              2,392,857                84,023              -           2,476,880
                                                       -----------         -------------     ------------      ------------
 Total held-to-maturity                                $15,418,904         $     234,928     $     10,202      $ 15,643,630
                                                       ===========         =============     ============      ============


                                                                                December 31, 1996
                                                        --------------------------------------------------------------------
                                                                                Gross               Gross          Approximate
                                                        Amortized            Unrealized         Unrealized             Fair
                                                           Cost                 Gains              Losses             Value
                                                        ----------           ----------         ----------         -----------
Available-for-Sale
U.S. Government agency securities                      $ 3,614,740         $      28,850     $      -          $  3,643,590
Mortgage-backed securities                               1,863,115                 6,037                          1,869,152
Corporate securities                                       461,429                  -               3,044           458,385
Equity securities                                          161,626                  -              35,126           126,500
                                                       -----------         -------------     ------------      ------------
 Total available-for-sale                              $ 6,100,910         $      34,887     $     38,170      $  6,097,627
                                                       ===========         =============     ============      ============
Held-to-Maturity
U.S. Government agency securities                      $ 1,498,179         $        -        $      1,884      $  1,496,295
Mortgage-backed securities                               6,820,038                 3,602               -          6,823,640
Corporate securities                                     1,908,902                 1,737               -          1,910,639
                                                       -----------         -------------     ------------      ------------
 Total held-to-maturity                                $10,227,119         $       5,339     $      1,884      $ 10,230,574
                                                       ===========         =============     ============      ============

The Bank's investment portfolio is composed of interest-earning assets which not only provide interest income but a source of liquidity and diversity. The majority of the investment portfolio is held-to-maturity which is stated at par value, plus any remaining unamortized premium paid or less any remaining unamortized discount received. Available-for-sale securities are stated at fair market value, plus any remaining unamortized premium paid or less any remaining unamortized discount received. The Bank invests in securities for yield income and not to profit from trading activities.

The following table shows the contractual maturity distribution of the investment securities portfolio at December 31, 1997:


                                                            Available-for-Sale                    Held-to-Maturity
                                                       ---------------------------------------------------------------------
                                                                         Approximate                            Approximate
                                                       Amortized             Fair            Amortized              Fair
                                                          Cost              Value              Cost                Value
                                                       ---------         -----------      --------------     ---------------
Due after one year through five years                 $        -       $         -        $      999,606     $     995,000
Due after five years through ten years                    993,139          1,005,937           1,909,402         1,950,553
Due after ten years                                     7,561,847          7,652,183          12,509,896        12,698,077
                                                      -----------      -------------      --------------     -------------
Equity Securities                                         324,751            376,605                 -                 -
                                                      -----------      -------------      --------------     -------------
                                                      $ 8,879,737      $   9,034,725      $   15,418,904     $  15,643,630
                                                      -----------      -------------      --------------     -------------





Loan Portfolio

Historically, the Bank's lending business had been primarily real estate mortgage loans secured by one-to- four family residences in the Bank's lending area. Typically, these residences were single family homes that serve as the primary residence of the owner. The Bank currently originates such loans in amounts up to 80% of the appraised value of the property . The Bank has recently expanded the focus of its lending program to include commercial lending, primarily secured by real estate. In the future, the Bank may increase its loans collateralized with marketable securities, cash, or potentially equipment. This expanded focus will allow the Bank to compete more effectively in the community banking marketplace.

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $56.0 million at December 31, 1997 compared to $16.5 million at December 31, 1996. Loans receivable represented 62.7% of total assets and 79.5% of total deposits as of December 31, 1997 compared to 43.3% and 58.9%, respectively, at December 31, 1996.

The following table summarizes the loan portfolio of the Bank by loan category and amount at December 31, 1997, compared to December 31, 1996:


(Dollars in thousands)                        December 31,                 December 31,
                                         ----------------------       -----------------------
                                           1997            %             1996           %
                                        ---------      --------       ----------     --------
Real estate                             $ 54,262         96.9%        $  14,648        88.6%
Commercial and industrial                  1,091          2.0%            1,138         6.9%
Other                                      1,694          3.0%            1,226         7.4%
                                        --------       -------        ---------      -------
   Total loans                            57,047        101.9%           17,012       102.9%

Less:

   Loans in process                          260          0.5%              215         1.3%
   Unearned income                           217          0.4%               86         0.5%
   Allowance for loan losses                 568          1.0%              182         1.1%
                                       ---------       -------      -----------      -------
   Net loans                            $ 56,002        100.0%       $   16,529       100.0%
                                       ---------       -------      -----------      -------


The following table summarizes the maturity and or repricing composition of loans receivable at December 31, 1997, compared to December 31, 1996:



(Dollars in thousands)                                      December 31,
                                        ----------------------------------------------------
                                           1997            %             1996           %
                                        --------        -------      -----------     -------
Within one year                         $ 10,634         18.6%       $   7,209         42.4%
Over one year through two years            2,869          5.0%             958          5.6%
Over two years through three years         2,871          5.0%              31          0.2%
Over three years through five years       18,968         33.3%           2,295         13.5%
Over five years through ten years          5,786         10.2%             892          5.2%
Over ten years                            15,920         27.9%           5,627         33.1%
                                       ---------       -------       ---------       -------
   Total loans                         $  57,047        100.0%       $  17,012        100.0%
                                       =========       =======       =========       =======

On December 31, 1997, the net book value of nonaccrual loans were $286,897 and loans 90 days or more past due were $165,418. These amounts represented nonaccrual and past due balances on the discounted commercial and residential real estate loans purchased during 1997 and not on balances originated directly by the Bank. There were no troubled debt restructured loans as of or during the year ended December 31, 1997. There were no impaired loans at December 31, 1997, and 1996. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

Loans to directors, executive officers and their associates, are made in the ordinary course of business and on substantially the same terms and conditions, including interest rate and collateral, as those prevailing at the time for comparable transaction with others. The aggregate amount of loans by the Bank to its directors and executive officers, including loans to related persons and entities was $232,900 at December 31, 1997, and $614,421 at December 31, 1996, and represented .26% and 1.6%, respectively, of total assets. Activity of these loans is as follows:


                                          December 31,
                                    -------------------------
                                       1997           1996
                                    ----------     ----------
Balance at beginning of year        $ 614,421      $  12,391
New loans                             121,664        610,000
Repayments                           (503,185)        (7,970)
                                    ---------      ---------
Balance at end of year              $ 232,900      $ 614,421
                                    ---------      ---------

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

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended December 31, 1997, compared to December 31, 1996:


                                          December 31,
                                    -------------------------
                                       1997           1996
                                    ---------      ----------
Balance at beginning of year        $ 182,079         60,000
  Provision for loan losses           415,000        125,000
  Loan losses                       $ (29,139)        (2,921)
                                    ---------      ---------
Balance at end of year              $ 567,940      $ 182,079
                                    ---------      ---------


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

Deposits

Deposits are the primary source of the Bank's funds for lending and other investment purposes. Total deposits at December 31, 1997 were $70.5 million compared to $28.0 million at December 31, 1996, an increase of $42.5 million or 151.9%. The Bank's current deposit products include statement savings accounts, passbook savings accounts, personal and business checking accounts, NOW accounts, Money Market accounts and certificates of deposit (ranging in terms from three months to eight years). The Bank's deposits are obtained primarily from residents in its primary market area, in and around the Plymouth Meeting/Norristown area, as well as from an expanded customer base in and around greater Philadelphia.

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

The following table presents the weighted average rates paid on and composition of deposit balances at December 31, 1997, compared to December 31, 1996:

                                                              1997                                1996
                                                  ------------------------------      ------------------------------
                                                      Amount            Percent           Amount           Percent
                                                  ---------------     ----------      -------------      -----------
Demand                                            $    257,325           0.37%        $      58,659          0.21%
NOW Accounts                                           688,177           0.98%              891,640          3.19%
Money Market Accounts                                4,801,606           6.81%                  -              -
Passbook                                             2,018,768           2.86%            2,029,694          7.26%
Certificates of deposit                             62,707,645          88.98%           24,993,154         89.34%
                                                  ------------        ----------      -------------      ----------
                                                  $ 70,473,521         100.00%        $  27,973,147        100.00%
                                                  ------------        ----------      -------------       ---------


The following table summarizes the maturity composition of certificates of deposit with balances of $100,000 or more at December 31, 1997, compared to December 31, 1996:



                                                                            December 31,
                                                  ----------------------------------------------------------------
                                                        1997             %                 1996              %
                                                  ------------      -----------       -------------      ---------
Tbree nionths or less                             $    652,783           7.23%        $   1,057,638         42.12%
Over three months to six months                        103,215           1.14%              200,000          7.96%
Over six months to twelve months                     4,246,805          47.03%              237,700          9.47%
Over twelve months                                   4,027,146          44.60%            1,015,741         40.45%
                                                  ------------      ----------        -------------      ---------
                                                  $  9,029,949         100.00%        $   2,511,079        100.00%
                                                  ------------      ----------        -------------      ---------

Inflation and Changing Prices

Management is aware of the impact of inflation on interest rates and the corresponding impact on a bank's performance. The ability of a financial institution to cope with inflation can only be determined by ongoing analysis and monitoring of its asset and liability structure. The Company monitors its asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance.

Inflation can have a more direct impact on categories of Non-interest expenses such as salaries and wages, supplies, and employee benefit costs. These expenses are very closely monitored by management for both the effects of inflation and noninflationary increases in such items as staffing levels, usage of supplies and occupancy costs.

Year 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company has taken steps to communicate with unrelated third parties who provide computer services to coordinate Year 2000 compliance. The Company expects to attain Year 2000 compliance and institute appropriate testing before the Year 2000 date change. The costs in addressing the Year 2000 issue are not anticipated to be material, and will be expensed as incurred in compliance with Generally Accepted Accounting Principles (GAAP).

SUBSEQUENT EVENT

On February 13, 1998, the Company issued 769,231 shares of its Class A common stock in conjunction with a private placement offering (the "Offering"). Total cash received was $7,136,420, net of related Offering costs of $363,580. Had this transaction occurred as of December 31, 1997, stockholders' equity would have been as follows:

                                                                            Pro-Forma
                                                           Actual          Adjustment         Pro-Forma
                                                      -------------      --------------    ---------------
Stockholders' equity

Preferred stock, $1.00 par value; authorized
 5,000,000 shares; no shares issued and
 outstanding                                         $       -           $      -          $      -
Common stock, $1.00 par value; authorized
 10,000,000 shares; 732,426 shares issued
 and outstanding and 81,381 shares of
 converted and unissued Class B common
 stock (1)                                               813,807            769,231           1,583,038
Additional paid-in-capital                             4,827,866          6,367,189          11,195,055
Accumulated deficit                                     (378,182)                -             (378,182)
Unrealized gain (loss) on securities available
  for sale                                               102,292                 -              102,292
                                                     -----------        -----------        ------------
Total stockholders' equity                           $ 5,365,783        $ 7,136,420        $ 12,502,203
                                                     -----------        -----------        ------------


(1) Subsequent to the Offering, authorized 10,000,000 shares; 1,501,657 shares issued and outstanding and 81,381 shares of converted and unissued Class B common stock.

In connection with the Offering, the Company granted, to the placement agent, warrants convertible for a period of five years into 3.25% of the Company's Common Stock. The number of warrants will be adjusted for stock splits, stock dividends, and the issuance of additional shares so as to maintain the underwriter's ownership of the fully diluted Common Stock at 3.25% for a period of three years from the close of the offering.

Item 7:                    Financial Statements

The financial statements of the Company are attached herewith and begin on page F-1.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
                                        PART III

Item 9:          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Securities and Exchange Commission (the "Commission") in connection with the Company's annual meeting of shareholders scheduled for 1998.

Item 10:         Executive Compensation

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's annual meeting of shareholders scheduled for 1998.

Item 11:         Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's annual meeting of shareholders scheduled for 1998.

Item 12:         Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's annual meeting of shareholders scheduled for 1998.

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

4(a)     Specimen Stock Certificate of the Company.*                        N/A

10.1     Stock Option Plan (incorporated by reference to Exhibit
         10.1 of the Form SB-2)

10.2 Employment agreement by and between the Registrant and Kenneth L. Tepper (incorporated by reference to Exhibit 10.2 of the Form SB-2)

10.3 Employment agreement by and between the Registrant and Bruce W. Kauffman (incorporated by reference to Exhibit 10.3 of the Form SB-2)

10.4 Agreement by and between Kenneth L.Tepper and the Registrant dated January 2, 1998.

10.5 Warrant Agreement between the Registrant and Sandler O'Neill dated February 13, 1998.

10.6 Registration Rights Agreement between the Registrant and certain shareholders dated February 13, 1998.

11 Computation of Per Share Earnings (Included in Financial Statements on Page F-26 and F-27)

21       Subsidiaries of the Company*                                        N/A

27       Financial Data Schedule

27.1     Fiscal year ended 1995

27.2     Period ended March 31, 1996

27.3     Period ended June 30, 1996

27.4     Period ended September 30, 1996

27.5     Fiscal year ended December 31, 1996

27.6     Period ended March 31, 1997

27.7     Period ended June 30, 1997

27.8     Period ended September 30, 1997

27.9     Fiscal year ended December 31, 1997

(B)                        Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

----------------------------

 *Incorporated by reference from the Registration Statement on Form SB-2 of the Company, as amended, Registration No. 33-92506.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of PA.

                                  USABancShares, Inc.


                            By:     /s/ Kenneth L. Tepper
                                    Kenneth L. Tepper,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                            By:     /s/ David J. Torpey
                                    David J. Torpey, Vice-President,
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


March 25, 1998               /s/ George M. Laughlin
                             ----------------------
                             George M. Laughlin
                             Chairman of the Board


March 25, 1998               /s/ Carmen J. Cocca, Jr.
                             ------------------------
                             Carmen J. Cocca, Jr.
                             Director


March 25, 1998               /s/ Jeffrey A. D'Ambrosio
                             -------------------------
                             Jeffrey A. D'Ambrosio
                             Director


March 25, 1998               /s/ George C. Fogwell, III
                             --------------------------
                             George C. Fogwell, III
                             Director


March 25, 1998               /s/ John A. Gambone
                             -------------------
                             John A. Gambone
                             Director


March 25, 1998               /s/ Carol J. Kauffman
                             ---------------------
                             Carol J. Kauffman
                             Director


March 25, 1998               /s/ Wayne O. Leevy
                             ------------------
                             Wayne O. Leevy
                             Director


March 25, 1998               /s/ Clarence L. Rader
                             ---------------------
                             Clarence L. Rader
                             Director of Company
                             Chairman of the Bank

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
USABancShares, Inc. and Subsidiaries



We have audited the consolidated balance sheets of USABancShares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USABancShares, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Grant Thornton LLP
Philadelphia, Pennsylvania
March 25, 1998

                      USABancShares, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                                                                       1997                    1996
                                                                  --------------          -------------
ASSETS

Cash and due from banks                                             $    833,176           $    198,154
Interest-bearing deposits with banks                                   3,975,261              4,016,032
                                                                  --------------          -------------
    Cash and cash equivalents                                          4,808,437              4,214,186
Securities available-for-sale                                          9,034,725              6,097,627
Securities held-to-maturity (fair value: 1997 - $15,643,630;
  1996 - $10,230,574)                                                 15,418,904             10,227,119
FHLB Stock                                                               900,000                250,000
Loans receivable, net                                                 56,002,164             16,529,483
Premises and equipment, net                                            1,152,789                145,421
Goodwill, net                                                             79,648                128,285
Other assets (including accrued interest: 1997 - $847,056;
  1996 - $307,407)                                                     1,929,309                553,378
                                                                  --------------          -------------
    Total assets                                                    $ 89,325,976           $ 38,145,499
                                                                  ==============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                            $ 70,473,521           $ 27,973,147
Borrowed funds                                                         9,340,000              5,050,000
Collateralized borrowings                                              3,297,942                      -
Accrued expenses and other liabilities                                   848,730                227,505
                                                                  --------------          -------------
    Total liabilities                                                 83,960,193             33,250,652

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized  5,000,000 shares;
    no shares issued and outstanding
Common stock, $1.00 par value; authorized  10,000,000 shares;
   732,426 shares issued and outstanding and 81,381 shares of
      converted and unissued Class B common stock                        813,807                597,082
Additional paid-in capital                                             4,827,866              4,877,701
Accumulated deficit                                                     (378,182)              (152,574)
Unearned compensation, Class B common stock                                    -               (425,195)
Unrealized gain (loss) on securities available-for-sale                  102,292                 (2,167)
                                                                  --------------          -------------
   Total stockholders' equity                                          5,365,783              4,894,847
                                                                  ==============          =============
       Total liabilities and stockholders' equity                   $ 89,325,976           $ 38,145,499
                                                                  ==============          =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,




                                                                       1997                   1996
                                                                     ---------              ---------
Interest income:
   Loans                                                           $ 3,089,857            $ 1,923,831
   Investment securities                                             1,637,461                806,615
   Interest-bearing deposits and other                                 151,727                211,698
                                                                     ---------              ---------
       Total interest income                                         4,879,045              2,942,144

Interest expense:
   Deposits                                                          2,284,951              1,182,452
   Borrowed funds                                                      245,299                 42,664
                                                                     ---------              ---------
       Total interest expense                                        2,530,250              1,225,116





Net interest income                                                  2,348,795              1,717,028

Provision for loan losses                                              415,000                125,000
                                                                     ---------              ---------

Net interest income after provision for loan losses                  1,933,795              1,592,028


Non-interest income:
   Gain on sales of investment securities                              127,458                 16,063
   Brokerage operations                                                102,107                     --
   Other                                                                84,893                 87,169
                                                                     ---------              ---------

       Total non-interest income                                       314,458                103,232



Non-interest expense:
   Compensation and benefits                                         1,345,422                835,217
   Occupancy                                                           202,235                119,636
   Other                                                               909,313                546,143
                                                                     ---------              ---------
       Total non-interest expense                                    2,456,970              1,500,996
                                                                     ---------              ---------

Income (loss) before income taxes                                     (208,717)               194,264

Income taxes                                                            16,891                 67,995
                                                                     ---------              ---------
Net income (loss)                                                  $  (225,608)           $   126,269
                                                                   ===========            ===========
Per Share data:
   Net income (loss) per common share  basic and diluted           $     (0.28)           $      0.16
                                                                   ===========            ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1997 and 1996


                                                                                                 Unearned
                                                            Additional                        compensation
                                             Common          paid-in        Accumulated         Class B
                                             Stock           capital          deficit         Common Stock
                                             -----           -------          -------         ------------

Balances, January 1, 1996                    $ 597,082      $ 4,877,701       $ (278,843)       $ (533,755)

Net unrealized loss on
securities available-for-sale                        -                -                -                 -

Amortization of unearned
compensation Class B common stock                    -                -                -           108,560

Receipt of stock subscription receivable             -                -                -                 -

Net income                                           -                -          126,269                 -
                                             ---------      -----------       ----------        ----------
Balances,  December 31, 1996                 $ 597,082      $ 4,877,701       $ (152,574)       $ (425,195)
                                             =========      ===========       ==========        ==========

Stock issued to acquire Knox Financial           7,894           67,106                -                 -

Common stock dividend                          199,642         (199,642)               -                 -

Conversion of Class B common stock               9,189           82,701                -                 -

Net unrealized gain on
securities available-for-sale                        -                -                -                 -

Amortization of unearned
compensation Class B common stock                    -                -                -           425,195

Net loss                                             -                -         (225,608)                -
                                             ---------      -----------       ----------        ----------
Balances,  December 31, 1997                 $ 813,807      $ 4,827,866       $ (378,182)       $        -
                                             =========      ===========       ==========        ==========

                                                                    Net
                                                  Stock        unrealized
                                              subscription   gain (loss) on
                                               receivable    AFS securities       Total
                                               ----------    --------------       -----

Balances, January 1, 1996                        $(20,000)        $ 16,657      $ 4,658,842

Net unrealized loss on
securities available-for-sale                           -          (18,824)         (18,824)

Amortization of unearned
compensation Class B common stock                       -                -          108,560

Receipt of stock subscription receivable           20,000                -           20,000

Net income                                              -                -          126,269
                                               ----------        ---------      -----------
Balances,  December 31, 1996                    $       -         $ (2,167)     $ 4,894,847
                                               ==========        =========      ===========

Stock issued to acquire Knox Financial                  -                -           75,000

Common stock dividend                                   -                -                -

Conversion of Class B common stock                      -                -           91,890

Net unrealized gain on
securities available-for-sale                           -          104,459          104,459

Amortization of unearned
compensation Class B common stock                       -                -          425,195

Net loss                                                -                -         (225,608)
                                               ----------        ---------      -----------
Balances,  December 31, 1997                    $       -        $ 102,292      $ 5,365,783
                                               ==========        =========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                                           1997                   1996
                                                                                       ------------            ------------
Cash flows from operating activities:
   Net income (loss)                                                                   $   (225,608)           $    126,269
   Adjustments to reconcile net income (loss) to cash used in operating activities:
   Depreciation and amortization                                                             59,806                  46,555
   Net accretion of discounts on purchased loan portfolios                                 (691,483)               (674,101)
   Provision for loan losses                                                                415,000                 125,000
   Net accretion of investment securities premiums/discounts                                 (4,986)                (44,389)
   Amortization of Class B common stock                                                     425,195                 108,560
   Class B common stock conversion                                                           91,890                       -
   Net gains on sale of investment securities                                              (127,458)                (16,063)
   Increase in other assets                                                              (1,375,931)               (235,858)
   Increase (decrease) in other liabilities                                                 621,225                (100,267)
                                                                                       ------------            ------------
     Net cash used in operating activities                                                 (812,350)               (664,294)
                                                                                       ------------            ------------



Cash flows from investing activities:
   Proceeds from sale of investment securities available-for-sale                         4,524,271               1,515,938
   Proceeds from sale of investment securities held-to-maturity                           2,001,250                       -
   Proceeds from maturity or calls of investment securities available-for-sale            4,125,000                 500,000
   Proceeds from maturity or calls of investment securities held-to-maturity              1,450,000                       -
   Purchase of investment securities available-for-sale                                 (11,432,891)             (5,709,176)
   Purchase of investment securities held-to-maturity                                    (9,130,922)             (3,407,529)
   Repayments of principal on investment securities held-to-maturity                        508,461                 676,950
   Repayments of principal on investment securities available-for-sale                       93,041                 114,674
   Purchase of FHLB Stock                                                                  (650,000)               (166,200)
   Net increase in loans                                                                (39,196,198)             (8,983,185)
   Cash of entity acquired                                                                   44,810                       -
   Decrease in goodwill                                                                      48,637                  57,207
   Purchases of premises and equipment                                                   (1,067,174)                (58,570)
                                                                                       ------------            ------------
     Net cash used in investing activities                                              (48,681,715)            (15,459,891)
                                                                                       ------------            ------------
Cash flows from financing activities:
   Net increase in deposits                                                              42,500,374               7,174,238
   Net increase in other borrowed funds                                                   4,290,000               5,050,000
   Increase in collateralized borrowings                                                  3,297,942                       -
   Decrease in stock subscription receivable                                                      -                  20,000
                                                                                       ------------            ------------
     Net cash provided by financing activities                                           50,088,316              12,244,238
                                                                                       ------------            ------------
   Net increase (decrease) in cash and cash equivalents                                     594,251              (3,879,947)
   Cash and cash equivalents, beginning of period                                         4,214,186               8,094,133
                                                                                       ------------            ------------
   Cash and cash equivalents, end of period                                            $  4,808,437            $  4,214,186
                                                                                       ============            ============

   Supplemental cash flow information:
   Cash paid during the period for:
   Interest                                                                            $  2,230,979            $  1,181,284
   Income Taxes                                                                             237,000                  43,800

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

USABancShares, Inc. (the Company), through its subsidiaries, Peoples Thrift Savings Bank (the "Bank") and USACapital, Inc. ("USACapital"), provides a full range of banking and non-depository services to individual and corporate customers located in eastern Pennsylvania.

The Bank is a state-chartered stock savings institution which competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for deposits and for types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders. In addition to being subject to competition from other financial institutions, the Bank is subject to federal and state laws and to regulations of certain federal agencies, and accordingly, is periodically examined by those regulatory authorities.

USACapital (a Pennsylvania corporation) is a broker-dealer registered with the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers (NASD). USA Capital conducts business through its clearing brokers for its proprietary accounts. USACapital also introduces customer accounts on a fully disclosed basis to the clearing brokers and earns revenues and incurs expenses from activities on those accounts. The clearing and depository operations for USACapital's customer accounts and proprietary accounts are performed by its clearing broker pursuant to a clearance agreement.

Basis of Financial Statement Presentation

The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principals and predominant practices within the banking industry. All significant intercompany balances and transactions are eliminated in consolidation, and certain reclassifications are made when necessary to conform the previous years financial statements to the current year's presentation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ significantly from those estimates.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

The principal estimates particularly susceptible to significantly change in the near term relate to the allowance for loan losses and certain intangible assets, such as goodwill. The evaluation of the adequacy of the allowance for loans losses includes a review of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations as well as current loan collateral values. However, actual losses on specific loans, which are also encompassed in the analysis, may vary from estimated losses. All goodwill resulted from the acquisitions of the Bank and USACapital.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest bearing deposits with banks. Interest bearing deposits with banks consist of short-term investments having maturities of three months or less.

Investments and Mortgage-Backed Securities

The Company accounts for securities under the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires among other things, that debt and equity securities classified as available-for-sale be reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, could cause fluctuations in the level of shareholders' equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

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

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Loans and Allowance for Loan Losses

Loans receivable, that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are stated at the amount of unpaid principal and are reduced by unearned loan fees and an allowance for loan losses. Interest on loans is accrued and credited to operations based on the principal amounts outstanding. The allowance for loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

Loan origination fees and loan discounts on purchased loan pools are deferred and recognized over the life of the loan as an adjustment to yield. The net loan origination fees recognized as yield adjustments are reflected in total interest income in the consolidated statement of operations. The unamortized balance of loan origination fees is reported in the consolidated balance sheet as part of unearned income; the unamortized portion of discounts on purchased loans reduces the carrying value of loans receivable on the consolidated balance sheet.

The allowance is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on the judgment of information available to them at the time of their examination.

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

The Bank follows the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

 Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125 - An Amendment of FASB Statement No. 125" on January 1, 1997. SFAS No. 125 applies a control-oriented, financial-components approach to financial-asset-transfer transactions whereby the Corporation (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. Under SFAS No. 125, control is considered to have been surrendered only if: (i) the transferred assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership (ii) the transferee has the right to pledge or exchange the transferred assets, or, is a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity have the right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitles and obligates it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions are not met, the Corporation accounts for the transfer as a secured borrowing.

SFAS No. 125 also requires that the Company derecognize a liability if and when it is extinguished. A liability is considered extinguished under SFAS No. 125 if
(1) the Company pays the creditor, and thus, is relieved of its obligation for the liability, or (2) is legally released from being the primary obligor under the liability, either judicially or by the creditor. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the Company's consolidated financial position or results of operations.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Goodwill

Goodwill which arose from the acquisition of the Bank on November 30, 1995, and USA Capital on April 11, 1997 is being amortized using the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the value of and the estimated undiscounted future net income expected to be generated by the related subsidiary to determine that no impairment has occurred.

Other Information

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 is not expected to have a material impact on the presentation of the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the presentation of the Company's financial position or results of operations.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)



Income Taxes

The Bank accounts for its income taxes under the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The Company files a consolidated federal income tax return and the amount of income tax expense or benefit is computed and allocated on a separate return basis.

Earnings Per Share

On December 15,1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 eliminates primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share
(EPS) in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No.128.

All weighted-average actual shares or per share information in the financial statements have been adjusted retroactively for the effect of a stock dividend.

Advertising Costs

The Company expenses advertising costs as incurred.

Restrictions on Cash and Due from Banks

As of December 31, 1997, the Bank did not need to maintain reserves (in the form of deposits with the Federal Home Loan Bank) to satisfy federal regulatory requirements. As of December 31, 1997, USACapital had segregated $126,450 in special reserve bank accounts for the benefit of customers as required by the clearing organizations.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITIONS

On April 11, 1997, the Company acquired Knox Financial Services Group, Inc. The Company distributed 7,895 shares of common stock of its parent to effect the combination. The purchase method of accounting was used to account for the business combination.

Subsequent to acquisition, Knox Financial Services Group, Inc., was renamed USACapital, Inc. The results of operations of USACapital are included in the accompanying financial statements since the date of acquisition.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and approximate fair market value of the Bank's available-for-sale and held-to-maturity securities are summarized as follows:


                                                                            December 31, 1997
                                            ------------------------------------------------------------------------------
                                                                     Gross                   Gross            Approximate
                                            Amortized              Unrealized              Unrealized             Fair
                                               Cost                   Gains                  Losses               Value
                                               ----                   -----                  ------               -----

Available-for-Sale
U.S. Government agency securities           $ 1,243,139           $    15,824           $      --             $ 1,258,963
Equity and other securities                   7,636,598               150,461                11,297             7,775,762
                                            -----------           -----------           -----------           -----------
  Total available-for-sale                  $ 8,879,737           $   166,285           $    11,297           $ 9,034,725
                                            ===========           ===========           ===========           ===========








Held-to-Maturity
U.S. Government agency securities           $ 3,557,087           $      --             $    10,202           $ 3,546,885
Mortgage-backed securities                    6,306,384                50,074                  --               6,356,458
Municipal securities                          3,162,576               100,831                  --               3,263,407
Equity and other securities                   2,392,857                84,023                  --               2,476,880
                                            -----------           -----------           -----------           -----------
  Total held-to-maturity                    $15,418,904           $   234,928           $    10,202           $15,643,630
                                            ===========           ===========           ===========           ===========




                                                                            December 31, 1996
                                            ------------------------------------------------------------------------------
                                                                     Gross                   Gross            Approximate
                                            Amortized              Unrealized              Unrealized             Fair
                                               Cost                   Gains                  Losses               Value
                                               ----                   -----                  ------               -----


Available-for-Sale
U.S. Government agency securities           $ 3,614,740           $    28,850           $      --             $ 3,643,590
Mortgage-backed securities                    1,863,115                 6,037                  --               1,869,152
Corporate securities                            461,429                  --                   3,044               458,385
Equity securities                               161,626                  --                  35,126               126,500
                                            -----------           -----------           -----------           -----------
  Total available-for-sale                  $ 6,100,910           $    34,887           $    38,170           $ 6,097,627
                                            ===========           ===========           ===========           ===========




Held-to-Maturity
U.S. Government agency securities           $ 1,498,179           $      --             $     1,884           $ 1,496,295
Mortgage-backed securities                    6,820,038                 3,602                  --               6,823,640
Corporate securities                          1,908,902                 1,737                  --               1,910,639
                                            -----------           -----------           -----------           -----------
  Total held-to-maturity                    $10,227,119           $     5,339           $     1,884           $10,230,574
                                            -----------           -----------           -----------           -----------


                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES - (Continued)

The following table lists the maturities of debt and equity securities at December 31, 1997 classified as available-for-sale and held-to-maturity:





                                                           Available-for-Sale                       Held-to-Maturity
                                                 -----------------------------------------------------------------------------
                                                                       Approximate                                 Approximate
                                                   Amortized              Fair               Amortized                Fair
                                                      Cost                Value                 Cost                  Value
                                                      ----                -----                 ----                  -----
Due after one year through five years            $      --             $      --             $   999,606           $   995,000
Due after five years through ten years               993,139             1,005,937             1,909,402             1,950,553
Due after ten years                                7,561,847             7,652,183            12,509,896            12,698,077
                                                 -----------           -----------           -----------           -----------
Equity Securities                                    324,751               376,605                  --                    --
                                                 -----------           -----------           -----------           -----------
                                                 $ 8,879,737           $ 9,034,725           $15,418,904           $15,643,630
                                                 -----------           -----------           -----------           -----------


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In 1997, the Company sold two securities which were classified as held-to-maturity due to unforeseen circumstances which could not have been anticipated.

The Company has the intent and ability to hold the remaining portion of the held-to-maturity portfolio through maturity. Proceeds on the sales of investment securities classified as held-to-maturity were $2,001,250 in 1997. There were no sales of investment securities classified as held-to-maturity during 1996. Proceeds on the sales of investment securities classified as available-for-sale were $4,524,271 in 1997. Gross gains of $137,166 and gross losses of $9,708 were realized on these sales.

Proceeds on the sales of investment securities classified as available-for-sale during 1996 were $1,515,938. Gross gains of $22,063 and gross losses of $6,000 were realized on these sales.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS

Major classifications of loans are summarized as follows:


(Dollars in thousands)                            December 31,                 December 31,
                                        ------------------------------------------------------------
                                          1997                %              1996                %
                                        ------------------------------------------------------------
Real estate                             $54,262              96.9%         $14,648              88.6%
Commercial and industrial                 1,091               2.0%           1,138               6.9%
Other                                     1,694               3.0%           1,226               7.4%
                                        -------             -----          -------             -----
    Total loans                          57,047             101.9%          17,012             102.9%

Less:

    Loans in process                        260               0.5%             215               1.3%
    Unearned income                         217               0.4%              86               0.5%
    Allowance for loan losses               568               1.0%             182               1.1%
                                        -------             -----          -------             -----
    Net loans                           $56,002             100.0%         $16,529             100.0%
                                        -------             -----          -------             -----


Changes in the allowance for loan losses are summarized as follows:

                                                            December 31,
                                                    -------------------------
                                                      1997             1996
                                                      ----             ----
Balance at beginning of year                        $ 182,079        $ 60,000
Provision for loan losses                             415,000         125,000
Loan losses                                         $ (29,139)       $ (2,921)
                                                    ---------       ---------
Balance at the end of year                          $ 567,940        $182,079
                                                    ---------       ---------

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS - (Continued)

On December 31, 1997, nonaccrual loans were $286,897, and loans 90 days or more past due were $165,418. There were no troubled debt restructured loans as of December 31, 1997. On December 31, 1996, nonaccrual loans were $120,985, loans 90 days or more past due were $190,879. There were no troubled debt restructured loans as of December 31, 1996. There were no impaired loans at December 31, 1997 and December 31, 1996.

The aggregate amount of loans by the Bank to its directors and executive officers, including loans to related persons and entities, are summarized as follows:

                                                December 31,
                                      -------------------------------
                                          1997                 1996
                                          ----                 ----
Balance at beginning of year           $ 614,421            $  12,391
New loans                                121,664              610,000
Repayments                              (503,185)              (7,970)
                                       ---------            ---------
Balance at end of year                 $ 232,900            $ 614,421
                                       ---------            ---------



NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:


                                                                                       December 31,
                                                     Estimated             -------------------------------
                                                    useful lives               1997                   1996
                                                    ------------               ----                   ----
Building                                             31.5 Years            $   753,750            $       -
Furniture and fixtures                                5-7 Years                367,493              128,474
Leasehold improvements                               5-20 Years                134,898               60,493
                                                                           -----------            ---------
                                                                             1,256,141              188,967
Accumulated depreciation and amortization                                     (103,352)             (43,546)
                                                                           -----------            ---------
                                                                           $ 1,152,789            $ 145,421
                                                                           -----------            ---------



Depreciation and amortization charged to operations amounted to $59, 806 during 1997 and $36,185 during 1996.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases -The Bank and the Company have entered into non-cancelable operating lease agreements for their primary facilities. Both the Bank and Company are responsible for pro-rata operating expense escalations. The minimum annual rental payments at December 31, 1997, are summarized as follows:




Year Ending December 31,

1998                $  105,477
1999                    29,724
2000                     8,882
2001                     8,882
2002                     8,882
                    ----------
Total               $  161,847
                    ==========

Rent expense for the years ended December 31, 1997, and December 31, 1996, amounted to $125,022 and $91,000, respectively.

Employment Agreements - The Company has employment agreements with certain key executives that provide severance pay benefits if there is a change in control of the Company. The agreements will continue in effect on a year-to-year basis until terminated or not renewed by the Company or key executives. Upon a change in control, the Company shall continue to pay the key executives' salaries per the agreements and certain benefits for the agreed upon time periods. The maximum contingent liability under the agreements at December 31, 1997 was $1,567,960.

In addition, in connection with the offering (Note 19), the Company and the President and CEO have entered into an agreement by which the Company has an option to pay $150,000 per year for each of the three years beginning in 1998 in exchange for the President agreeing to waive any future exercise of the non-dilutive feature of the Class B common stock. If the Company does not make the optional payment on January 2nd of each year, the President will be entitled to implement the anti-dilutive feature for 10% of any shares of Class A common stock issued during the year of non-payment. The Company exercised its option for 1998 upon the close of the offering.

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

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FINANCIAL INSTRUMENTS - (Continued)

 The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

On December 31 1997, the Bank had the following off-balance-sheet financial instruments whose contract amount represent credit risk:

Commitments to extend credit:                                         $1,321,993

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition set forth in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. During 1997, the Bank did not enter into any interest rate swaps, caps, floors or collars and is not party to any forward or futures transactions.

NOTE 8 - DEPOSITS

Deposits at December 31 are summarized as follows:


                                                 1997                                       1996
                                  --------------------------------        ----------------------------------
                                     Amount                 Percent           Amount                 Percent
                                     ------                 -------           ------                 -------
Demand                            $   257,325                 0.37%        $    58,659                 0.21%
NOW Accounts                          688,177                 0.98%            891,640                 3.19%
Money Market Accounts               4,801,606                 6.81%               --                   --
Passbook                            2,018,768                 2.86%          2,029,694                 7.26%
Certificates of deposit            62,707,645                88.98%         24,993,154                89.34%
                                  -----------               -------        -----------               -------
                                  $70,473,521               100.00%        $27,973,147               100.00%
                                  -----------               -------        -----------               -------



                     USABancShares, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEPOSITS - (Continued)

The following table summarizes the maturity composition of certificates of deposit with balances of $100,000 or more at December 31, 1997, compared to December 31, 1996:




                                                                           December 31,
                                                 -------------------------------------------------------------
                                                     1997                %              1996               %
                                                 ------------         ------        ------------        ------
Three months or less                             $    652,783           7.23%       $  1,057,638         42.12%
Over three months to six months                       103,215           1.14%            200,000          7.96%
Over six months to twelve months                    4,246,805          47.03%            237,700          9.47%
Over twelve months                                  4,027,146          44.60%          1,015,741         40.45%
                                                 ------------         ------        ------------        ------
                                                 $  9,029,949         100.00%       $  2,511,079        100.00%
                                                 ============         ======        ============        ======


Interest expense on deposits for the years ended December 31 is summarized as follows:

                                                         December 31,
                                        --------------------------------------
                                             1997                    1996
                                          -----------            -----------
NOW Accounts                                 $ 16,142               $ 11,916
Money Market Accounts                          63,020                      -
Passbook                                       47,356                 60,533
Certificates of deposit                     2,158,433              1,110,003
                                          -----------            -----------
                                          $ 2,284,951            $ 1,182,452
                                          ===========            ===========

                     USABancShares, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - BORROWED FUNDS

FHLB Advances

Borrowings, primarily advances from the Federal Home Loan Bank ("FHLB"), consist of the following:

                                                            December 31,
                                                    ---------------------------
                                                        1997           1996
                                                    -----------     -----------

Notes payable to FHLB, with fixed rates
payable between 5.80% and 6.71%                     $ 2,000,000     $ 3,500,000

Notes payable to FHLB, with variable rates            7,000,000       1,500,000
                                                    -----------     -----------
                                                    $ 9,000,000     $ 5,000,000
                                                    ===========     ===========


Advances are made pursuant to several different credit programs offered from time to time by the FHLB. Unused lines of credit at the FHLB were $15.1 million at December 31, 1997. In 1997, the maximum month-end FHLB advances outstanding were $12.7 million, average outstandings were $7.0 million and the weighted-average interest rate was 5.87%. Unused lines of credit at the FHLB were $11.7 million at December 31, 1996. In 1996, the maximum month-end FHLB advances outstanding were $5.0 million, average outstandings were $1.9 million and the weighted-average interest rate was 5.61%.

Outstanding borrowings mature as follows:

1998                                      $ 7,000,000

1999                                        2,000,000
                                          -----------
                                          $ 9,000,000
                                          ===========


Collateralized borrowings

Collateralized borrowings represent participations by other banks in certain loans; such amounts are non-interest bearing.

Lines of Credit

In October, 1996 the Company entered into a one year renewable $350,000 revolving line of credit with a financial institution. Interest on the revolving line is charged at prime plus one percent and carried a finance charge of $3,500. Total interest paid during the year ended December 31, 1997 amounted to $13,891. The amount outstanding on this facility at December 31, 1997 was $340,000.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense amounts are as follows for the years ended December 31:

                                             1997                   1996
                                          ----------             ----------
Other noninterest income:
  Service charges and fees                  $ 25,531                $ 2,453
  Loan review fees                            22,260                 42,777
  Other                                       37,102                 41,939
                                          ----------             ----------
                                            $ 84,893               $ 87,169
                                          ==========             ==========
Other noninterest expense:
  Data processing                          $ 114,957               $ 80,271
  Professional fees                          174,742                 83,973
  Advertising                                 61,654                 21,995
  Insurance                                   48,124                 66,971
  Office                                     119,812                 66,406
  Travel & entertainment                     136,218                 74,103
  Depreciation and amortization               59,806                 46,555
  Other                                      194,000                105,869
                                          ----------             ----------
                                           $ 909,313              $ 546,143
                                          ----------             ----------

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION PLAN

The Bank has a Stock Option Plan (the Plan) for the benefit of key officers and employees of the Bank. The Plan was designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company, and reward key employees for outstanding performance and the attainment of targeted goals. The Plan was also designed to retain qualified directors for the Company, and will provide for the grant of non-qualified stock options and incentive stock options intended to comply with the requirements of
Section 422 of the Internal Revenue Code of 1986, as amended. Initial options to acquire shares of Common stock that have been awarded to officers and key employees of the Company and the Bank and directors of the Company with an exercise price equal to $10.00 per share. The Plan is administered and interpreted by a Committee of the Board of Directors, and unless sooner terminated, will be in effect for a period of ten years from the Effective Date. A total of 300,000 shares has been reserved for issuance under the Plan.

The options, which have a term of between 4 and 10 years when issued, vest either immediately or over a period specified by the Company's compensation committee. The excercise price of each option equals the market price of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized for the plan.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION PLAN - (Continued)

Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.



                                                                                                       December 31,
                                                                                         ------------------------------------
                                                                                            1997                      1996
                                                                                         --------                  ----------
Net income (loss) per common share as reported                                          $ (225,608)                $ 126,269
Pro forma net loss per common share                                                       (225,608)                 (208,695)
Net income (loss) per common share - basic and diluted as reported                      $    (0.28)                $    0.16
Pro forma net loss per common share - basic and diluted                                      (0.28)                    (0.26)





                                                                  1997                             1996
                                                -----------------------------------  ----------------------------------
                                                                     Weighted-Average                   Weighted-Average
                                                Number of               Per Share       Number of          Per Share
                                                 Options             Excercise Price     Options        Excercise Price
                                               ----------            --------------- ---------------   -----------------
Outstanding, beginning of year                   250,705                  $ 7.52        234,080             $ 7.52
Granted                                                -                    -            16,625               7.52
Exercised                                              -                    -                 -               -
Forfeited                                          7,983                    7.52              -               -
Expired                                                -                    -                 -               -
                                                 -------                  -------       --------            -------
Outstanding, end of year                         242,722                  $ 7.52        250,705             $ 7.52
                                                 -------                  -------       --------            -------
Options exercisable at year-end                  242,722                  $ 7.52        250,705             $ 7.52
                                                 =======                  =======       ========            =======
Weighted-average fair value of
options granted during the year                                           $ -                               $ 2.90
                                                                          =======                           ========


The fair value of options granted during 1996 is estimated using the following weighted-average information: risk-free rate of 6.12%, expected life of 4.7 years, expected volatility of stock price of 18.5% and expected dividends of $0 per year.

At December 31, 1997, options outstanding were as follows:

Options outstanding and exercisable                           242,722
Range of exercise prices                                     $   7.52
Weighted-average remaining option life                       6.54 yrs
Weighted-average exercise price                              $   7.52

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY

In connection with the formation of the Company, the President & CEO purchased 10,000 shares, par value $ .01, of Class B Common Stock for $500. These shares mandatorily convert into ten percent of the then issued shares of Class A Common Stock on January 1, 2001.Unearned compensation of $542,802 was recorded at the close of the offering on November 30, 1995, based on the offering price of the $10.00 per share. As a result of the mandatory conversion provision, the Class B Common Stock was deemed converted on November 30, 1995 for financial statement purposes.

Unearned compensation, which is shown as a separate component of Shareholders' equity, was being amortized over five years. In connection with the offering (Note 19), the President and CEO agreed to cap the amount of Class A common stock into which the Class B common stock could be converted, into an amount equal to 10% of the Class A common stock outstanding at December 31, 1997. In conjunction with this agreement, the Company fully recognized the remaining unearned compensation as compensation expense in the fourth quarter of 1997.

On July 18, 1997, the Company paid a 33% stock dividend on its common stock to stockholders' of record as of July 1, 1997.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Bank has a defined contribution plan 401(k) covering eligible employees, as defined under the plan document. Employees may contribute up to 10% of compensation, as defined under the plan document. The Bank can make discretionary contributions. The Bank did not make any contributions into the plan during the period ended December 31, 1997 or 1996.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - REGULATORY MATTERS

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

At December 31, 1997 and 1996, the Bank's actual and required minimum capital ratios were as follows:


(Dollars in Thousands)                                                                                      To Be Well
                                                                                                          Capitalized Under
                                                                               For Capital                Prompt Corrective
For the Bank:                                        Actual:                Adequacy Purposes:           Action Provisions:
-------------                               ------------------------      ----------------------       ---------------------
As of December 31, 1997:                    Amount            Ratio        Amount         Ratio         Amount         Ratio
                                            --------          ------      -------         ------        ------         -----
  Total Capital
    (to Risk Weighted Assets)                $ 5,315              7.9%    $ 5,400          8.0%         6,750          10.0%
  Tier I Capital
    (to Risk Weighted Assets)                $ 4,747              7.0%    $ 2,700          4.0%         4,050           6.0%
  Leverage                                   $ 4,747              5.4%    $ 3,548          4.0%         4,435           5.0%
As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)                $ 4,657             25.6%    $ 1,458          8.0%         1,822          10.0%
  Tier I Capital
    (to Risk Weighted Assets)                $ 4,475             24.6%    $   729          4.0%         1,093           6.0%
  Tier I Capital
    (Average Assets)                         $ 4,475             12.9%    $ 1,387          4.0%         1,734           5.0%

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table above) of total and Tier I capital ( as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to risk-weighted assets (as defined). At December 31, 1997, The Bank's Total capital ratio of 7.9% did not meet the minimum requirement of 8.0% in order to consider the Bank adequately capitalized. However, subsequent to year end, the Company completed an offering (Note 19) of approximately $7.1 million, of which $6.9 million was contributed to the Bank. As a result the Bank's Total capital ratio increased to 17.8% at February 13, 1998.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - REGULATORY MATTERS - (Continued)

At December 31, 1997 and 1996, the Company's actual and required minimum capital ratios were as follows:


(Dollars in Thousands)

                                                                              For Capital
For the Company:                                    Actual:                Adequacy Purposes:
----------------                             -----------------------    ---------------------
As of December 31, 1997:                     Amount            Ratio     Amount         Ratio
                                             ------            -----    -------        -------
  Total Capital
    (to Risk Weighted Assets)                $ 5,752            8.5%    $ 5,431         8.0%
  Tier I Capital
    (to Risk Weighted Assets)                $ 5,184            7.6%    $ 2,715         4.0%
  Leverage                                   $ 5,184            5.8%    $ 3,570         4.0%
As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)                $ 4,951           26.9%    $ 1,471         8.0%
  Tier I Capital
    (to Risk Weighted Assets)                $ 4,897           25.9%    $   735         4.0%
  Tier I Capital
    (Average Assets)                         $ 4,897           15.3%    $ 1,279         4.0%

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

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances that one subsidiary bank can make to the Company at any time to 10% and in the aggregate 20% of the Bank's capital stock and surplus. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof. At December 31, 1997, there were no investments, loans, extensions of credit or advances from any of the subsidiary banks to the Company.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EARNINGS PER SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations.



                                                             For the Year Ended December 31, 1997
                                                    --------------------------------------------------------
                                                      Income                 Shares               Per-Share
                                                    (Numerator)          (Denominator)             Amount
                                                    -----------          -------------             ------
Net Loss per common share - basic                   $   (225,608)            813,807               $(0.28)

Effective of dilutive securities                    $         --                 --                $  --
                                                    ------------             -------               ------
Net Loss per common share diluted                   $   (225,608)            813,807               $(0.28)
                                                    ============             =======               ======



Options to purchase 243,055 shares of common stock at $7.52 a share were outstanding during the year. They were not included in the computation of diluted EPS because the options were anti-dilutive.

On February 13, 1998, the Company issued 769,231 shares of Class A common stock in conjunction with the offering (Note 19). Had the shares been issued as of December 31, 1997, basic and diluted EPS would have been $(.14). The exercise price of the warrants issued under the terms of the offering was $10.24 (105% of the sales price per share sold in the offering). The warrants would have had no impact on EPS at December 31, 1997 because the warrants' exercise price was greater than the average market price of the common shares.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EARNINGS PER SHARE - (Continued)

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations.


                                                     For the Year Ended December 31, 1996
                                             --------------------------------------------------------
                                               Income                   Shares               Per Share
                                             (Numerator)             (Denominator)             Amount
                                             -----------             -------------           --------

Net Loss per common share - basic             $ 126,269                794,119                 $ 0.16

Effect of dilutive securities                 $      --                     --                  $  --
                                              ---------                -------                 ------
Net Loss per common share  dilutive           $ 126,269                794,119                 $ 0.16
                                              =========                =======                 ======


Options to purchase 250,705 shares of common stock at $7.52 a share were outstanding during the year. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES

Income tax expense from current operations is composed of the following:


                                                             1997                   1996
                                                          ---------               --------
Federal
  Current                                                 $ 193,335               $ 23,155
  Deferred                                                 (215,737)                   --
  Benefit applied to reduce goodwill                         21,701                 30,042
                                                          ---------               --------
                                                               (701)                53,197



State
  Current                                                     8,520                    --
  Deferred                                                      --                     --
  Benefit applied to reduce goodwill                          9,072                 14,798
                                                          ---------               --------
                                                             17,592                 14,798
                                                          ---------               --------
Income taxes                                               $ 16,891               $ 67,995
                                                          ---------               --------



A reconciliation of income taxes computed at the statutory federal corporation income tax rate is as follows:


                                                             1997                   1996
                                                          ---------               --------
Income taxes at statutory rate                            $ (70,964)              $ 66,050
Adjustments resulting from:
  Nondeductible compensation                                144,566                    --
  Nondeductible expenses, including goodwill
   and meals and entertainment                               15,483                 40,251
  Net operating loss carryover utilized                         --                 (76,708)
  Increase (decrease) in valuation allowance               (102,734)                36,418
  State taxes, net of Federal tax benefit                    11,610                  9,767
  Other                                                      18,930                 (7,783)
                                                          ---------               --------
Income taxes                                               $ 16,891               $ 67,995
                                                          ---------               --------


                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES - (Continued)

Deferred taxes are included in the accompanying financial statements at December 31, 1997 and 1996 for the effects of differences between the financial statement and federal income tax bases of assets and liabilities under the provisions of enacted tax laws. Deferred tax assets and liabilities at December 31, 1997 and 1996 were comprised as follows:




                                                            1997                    1996
                                                          ---------               --------
Deferred tax assets:
  Allowance for loan losses                               $ 183,691               $ 48,657
  Deferred loan fees                                          9,245                 11,244
  Deferred compensation                                      23,525                 23,525
  Charitable contribution                                       --                   1,391
  Unrealized loss on securities available-for-sale              --                   1,116
  Net operating loss carryforwards                              --                  21,701
                                                          ---------               --------
                                                            216,461                107,634
Valuation Allowance                                            --                 (103,850)
                                                          ---------               --------
                                                            216,461                  3,784
                                                          ---------               --------

Deferred tax liabilities:
  Fixed assets                                                 (724)                 3,784
  Unrealized gains on securities available-for-sale         (52,696)                   --
                                                          ---------               --------
                                                            (53,420)                 3,784
                                                          ---------               --------
Net deferred tax asset                                    $ 163,041               $    --
                                                          ---------               --------





During 1997, the Company realized a tax benefit related to the net operating loss carryovers from the acquisition of the Bank which was treated as a reduction to goodwill in accordance with SFAS No. 109.

The Company believes it is more likely than not to realize the net deferred tax asset and accordingly no valuation, has been provided at December 31, 1997.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 "Disclosures about Fair Values of Financial Instruments," requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments.

Therefore, the Company had to use significant estimates and present value calculations to prepare this disclosure. Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values. Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.

For cash and due from banks, interest-bearing deposits in banks and federal funds sold, the recorded book values of $ 4,808,437 and $ 4,214,186 at December 31, 1997 and 1996, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

The loan portfolio, net of unearned income and loans in process, at December
31, 1997 and 1996 has been valued using a present value discounted cash flow analysis where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value approximates its fair value.

                                             1997                                            1996
                              ----------------------------------              -----------------------------------
                               Carrying              Estimated                 Carrying              Estimated
                                Amount               Fair Value                 Amount               Fair Value
                              -----------            -----------              ----------             ------------
Investment
Securities                  $ 24,453,629           $ 24,678,355             $ 16,324,746           $ 16,328,201
Loans                       $ 56,570,103           $ 57,647,000             $ 16,711,000           $ 17,138,818


                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS - (Continued)

The estimated fair values of demand deposits (i.e., interest and non-interest-bearing checking accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The carrying amount of accrued interest receivable and payable approximates fair value.






                                            1997                                            1996
                             -----------------------------------             -----------------------------------

                               Carrying              Estimated                 Carrying              Estimated
                                Amount               Fair Value                 Amount               Fair Value
                             ------------           ------------             ------------           ------------
Time deposits                $ 62,707,645           $ 62,878,779             $ 24,993,154           $ 25,050,624
Other deposits               $  7,765,876           $  7,765,876             $  2,979,993           $  2,979,993
                             ------------           ------------             ------------           ------------
Total Deposits               $ 70,473,521           $ 70,644,655             $ 27,973,147           $ 28,030,617
                             ------------           ------------             ------------           ------------



The fair values of borrowed funds, and collateralized borrowings of $12,637,942 and $5,050,000 at December 31, 1997 and 1996, respectively, approximate their recorded book balances.

There was no material difference between the notional amount and the estimated fair value of off-balance sheet items which totaled approximately $1,321,993 and $332,070 at December 31, 1997 and 1996, respectively, and primarily comprised unfunded loan commitments which are generally priced at market at the time of funding.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY









                                  CONDENSED BALANCE SHEETS

                                                                            December 31,
                                                                 ---------------------------------
ASSETS                                                                1997                   1996
                                                                 -----------            -----------
Cash and Due from banks                                            $ 254,341               $ 13,047
Securities available-for-sale                                        327,774                126,500
Investment in subsidiaries                                         5,088,398              4,624,230
Other assets                                                         210,425                218,580
                                                                 -----------            -----------
    Total assets                                                 $ 5,880,938            $ 4,982,357
                                                                 ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other borrowed money                                                 340,000                 50,000
Other liabilities                                                    175,155                 37,510

Stockholders' Equity
Preferred Stock                                                            -                      -
Common Stock                                                         813,807                597,082
Additional paid-in-capital                                         4,827,866              4,877,701
Accumulated defecit                                                 (378,182)              (152,574)
Unearned compensation, Class B stock                                       -               (425,195)
Unrealized gain (loss) on securities available-for-sale              102,292                 (2,167)
                                                                 -----------            -----------
    Total stockholders' equity                                   $ 5,365,783            $ 4,894,847

    Total liabilities and stockholders' equity                   $ 5,880,938            $ 4,982,357
                                                                 ===========            ===========



                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY



                             CONDENSED STATEMENT OF OPERATIONS


                                                                            Years ended December 31,
                                                                          -------------------------------
                                                                            1997                   1996
                                                                          --------               --------
Income:
   Other income                                                           $  77,348               $ 30,719
                                                                          ---------               --------
   Total income                                                              77,348                 30,719
                                                                          ---------               --------
Expenses:

   Compensation                                                             517,085                108,560
   Occupancy                                                                      -                      -
   Professional fees                                                              -                (28,728)
   Insurance                                                                      -                      -
   Office                                                                         -                 (4,252)
   Travel & Entertainment                                                       350                      -
   Depreciation and Amortization                                              9,995                 29,208
   Interest Expense                                                          13,891                  2,658
   Loss on sale of investment securities                                          -                  6,000
   Other                                                                     18,602                  2,023
                                                                           --------               --------
    Total expenses                                                          559,923                115,469
                                                                           --------               --------

Loss before equity in undistributed earnings of subsidiaries               (482,575)               (84,750)

Provision for income taxes                                                  (15,261)               (75,299)
                                                                           --------               --------
Loss before equity in undistributed earnings of subsidiaries               (467,314)                (9,451)

Equity in undistributed earnings of subsidiaries                            241,706                135,720
                                                                         ----------              ---------
Net income (loss)                                                         $(225,608)              $126,269
                                                                         ==========              =========


                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY


                        CONDENSED STATEMENT OF CASH FLOWS


                                                                         Years ended December 31,
                                                                      ----------------------------------
                                                                        1997                   1996
                                                                     ----------             -----------

Cash flows from operating activities:
   Net Income                                                         $ (225,608)             $ 126,269
   Adjustments to reconcile net income to cash provided
   by operating activities:
   Depreciation and amortization                                           9,995                 29,208
   Amortization of Class B common stock                                  425,195                108,560
   Equity in undistributed (income) loss of subsidiary                  (241,706)              (135,720)
   (Gain) loss on sale of investments available for sale                 (27,920)                 6,000
   Decrease (increase) in other assets                                     8,155                 31,613
   Increase (decrease) in capital contributions due bank                       -               (409,251)
   Increase (decrease) in other liabilities                              137,646                (45,958)
                                                                      ----------              ---------
     Net cash provided by (used in) operating activities                  85,757               (289,279)
                                                                      ----------              ---------
Cash flows from investing activities:
   Net proceeds from purchase and sale of investment securities         (134,463)              (167,625)
   Capital contributions made to bank                                          -               (393,056)
                                                                      ----------              ---------
     Net cash used in investing activities                              (134,463)              (560,681)
                                                                      ----------              ---------
Cash flows from financing activities:
   Net proceeds from common stock issued                                       -                409,251
   Net increase (decrease) in other borrowed funds                       290,000                 (6,087)
                                                                      ----------              ---------
     Net cash provided by financing activities                           290,000                403,164
                                                                      ----------              ---------
   Net increase (decrease) in cash and cash equivalents                  241,294               (446,796)
   Cash and cash equivalents, beginning of year                           13,047                459,843
                                                                      ----------              ---------
   Cash and cash equivalents, end of year                              $ 254,341               $ 13,047
                                                                      ==========              =========

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - SUBSEQUENT EVENT

On February 13, 1998, the Company issued 769,231 shares of its Class A common stock in conjunction with a private placement offering (the offering). Total cash received was $7,136,420, net of related offering cost of $363,580. Had this transaction occurred as of December 31, 1997, stockholders' equity would have been as follows:


                                                                            Pro-Forma
                                                           Actual          Adjustment         Pro-Forma
                                                      -------------      --------------    ---------------
Stockholders' equity

Preferred stock, $1.00 par value; authorized
 5,000,000 shares; no shares issued and
 outstanding                                         $       -           $      -          $      -
Common stock, $1.00 par value; authorized
 10,000,000 shares; 732,426 shares issued
 and outstanding and 81,381 shares of
 converted and unissued Class B common
 stock (1)                                               813,807            769,231           1,583,038
Additional paid-in-capital                             4,827,866          6,367,189          11,195,055
Accumulated deficit                                     (378,182)                -             (378,182)
Unrealized gain (loss) on securities available
  for sale                                               102,292                 -              102,292
                                                     -----------        -----------        ------------
Total stockholders' equity                           $ 5,365,783        $ 7,136,420        $ 12,502,203
                                                     -----------        -----------        ------------



(1) Subsequent to the offering, authorized 10,000,000 shares; 1,501,657 shares issued and outstanding and 81,381 shares of converted and unissued Class B common stock.

In connection with the offering, the Company granted warrants convertible for a period of five years into 3.25% of the Company's common stock. The number of warrants will be adjusted for stock splits, stock dividends, and the issuance of additional shares so as to maintain the underwriter's ownership of the fully diluted common stock at 3.25% for a period of three years from the close of the offering.