Form 10KSB/A
period 1997-12-31
USABANCSHARES INC
filed 1998-04-30
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
         (Mark One)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenues for its most recent fiscal year were $5,193,503.

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

Registration Statement on Form SB-2 of the Company, as Amended, Registration No. 33-92506

    Transitional Small Business Disclosure Format (Check one): Yes____ No__X__

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Set forth below is certain information with regard to the Directors and Executive Officers of the Company as of March 31, 1998, to include name, age, period of time served as a Director, and principal occupation during the past five years.

Name                        Position with Company            Age           Director Since
----                        ---------------------            ---           --------------
George M. Laughlin          Chairman                         72            May 1995

Kenneth L. Tepper           President & CEO/Director         36            March 1995

Clarence L. Rader           Director/Chairman of Bank        67            May 1995

Carmen J. Cocca, Jr.        Director                         51            March 1996

Jeffrey A. D'Ambrosio       Director                         43            November 1995

George C. Fogwell III       Director                         51            December 1995

John A. Gambone             Director                         59            May 1995

Wayne O. Leevy              Director                         54            June 1996

Carol J. Kauffman           Director                         51            November 1997

* Bruce W. Kauffman served as Chairman of the Company and the Bank until his appointment by the President of the United States as a Federal Judge.

Following is a brief summary of each Director's occupations over the last five years.

George M. Laughlin ("Dewey") is a real estate investor and insurance broker, and graduated from Temple University in 1949. He is the founder and owner of Best Auto Tags and Abat's Auto Tags, one of the first companies to originate the 24-hour licensed messenger service in Pennsylvania. Mr. Laughlin owns and manages a total of twenty-four branch locations throughout the Commonwealth of Pennsylvania. He is a veteran of the United States Navy, having served on the aircraft carrier U.S.S. Independence in every major South Pacific campaign of World War II. Mr. Laughlin resides in Haverford, Pennsylvania.

Kenneth L. Tepper is a Director and President and Chief Executive Officer of the Company and of Peoples Thrift Savings Bank ("the Bank"), the Company's operating subsidiary. Mr. Tepper served as Secretary, Corporate Counsel and Director of Mergers & Acquisitions for Royal Bank of Pennsylvania from 1987 through 1990, and from 1990 through 1991, Mr. Tepper was an agent of the FDIC assigned to the Resolution Trust Corporation ("RTC"). From 1991 through 1993 Mr. Tepper was Director, Merchant Banking at Tucker Federal SLA, and from 1994 through 1995 was Managing Director of MerchantoBancShares, Inc., an investment banking firm specializing in community bank mergers and loan portfolio acquisitions. He was Finance Chairman of the Pennsylvania Republican State Committee during the 1994 gubernatorial campaign, and a principal of the 1995 Congressional Medal of Honor Society Convention.

Clarence L. Rader From 1986 to 1995, Mr. Rader served as President and Chief Executive Officer of the Bank. Mr. Rader was president of the Norristown School Board, and chairman of the Central Montgomery Chamber of Commerce from 1991-1992. He is a senior appraiser with the American Society of Appraisers.

Carmen J. Cocca, Jr. is currently the President of PPCO Insurance Brokerage, Inc. in Blue Bell, Pennsylvania. From 1992 to 1996 Mr. Cocca was the President of Physicians Insurance Company, in Plymouth Meeting, Pennsylvania. Mr. Cocca is the Chairman of the Cocca Family Foundation, a former Director of Kencrest, and a former Director of the Bucks County MHMR.

Jeffrey A. D'Ambrosio owns and is Chief Executive Officer of D'Ambrosio Dodge in Downingtown, Pennsylvania. Mr. D'Ambrosio presently owns and manages 11 auto franchises in Chester County. Mr. D'Ambrosio is a member of the Dodge Dealers National Advertising Council, and serves on the Pennsylvania Board of Vehicle Manufacturers, Dealers and Salespersons. Mr. D'Ambrosio currently is chairman of the local YMCA.

George C. Fogwell III is a Senior Captain with Delta Airlines, where he also serves as a flight instructor. Mr. Fogwell serves as the neighborhood chairman of the American Heart Association in Manchester, New Hampshire.

John A. Gambone is the Chairman, President and Chief Executive Officer of Gambone Bros. Organization, Inc., a real estate development concern founded in 1958 and headquartered in Fairview Village, Pennsylvania. He is a member of the Pennsylvania Horse Breeders Association as well as numerous professional organizations related to the building industry. Mr. Gambone also serves as a member of the Finance Committee of Saint Isaac's Church in Devon.

Carol J. Kauffman is the Director of Business Development for Lawyers' Travel Service Division of the World Travel Specialists Group, and has served in this position since 1996. Prior to Lawyers' Travel, Ms. Kauffman was Senior Account Executive, Account Services for Reimel Carter Public Relations firm after successfully selling the firm she founded over ten years ago, Lawlor Jackson, Inc.

Wayne O. Leevy is the Managing Partner of Mitchell & Titus, LLP, a public accounting firm. Prior to Mitchell & Titus, Mr. Leevy was Managing Officer of Leevy, Redcross and Co., which merged with Mitchell in 1990. Mr. Leevy is a member of the Greater Philadelphia First School Governing Board.

Executive Officers

The Executive Officers of the Company are Kenneth L. Tepper, President & CEO, Harry S. McElhone, Senior Vice President and David J. Torpey, Chief Financial Officer. Except with respect to Mr. Tepper, following is a brief summary of each Executive Officer's occupation for the last five years.

Kenneth L. Tepper For Mr. Tepper's biographical information, see Directors, above.

Harry S. McElhone, age 47, is currently Senior Vice President of the Bank, where he has been employed since 1996. From 1992 to 1996, Mr. McElhone served as Senior Vice President of MetroBank of Philadelphia. Mr. McElhone was also at Chemical Bank in New Jersey from 1987 to 1991 as Assistant Vice President, Commercial Lending.

David J. Torpey, age 43, is currently Chief Financial Officer of the Company, where he has been employed since 1996. Prior to employment with the Company, Mr. Torpey served from 1994 through 1996 as Chief Financial Officer of First Executive Bank in Philadelphia, and from 1992 to 1994 as Chief Financial Officer of First Washington State Bank, in Windsor, New Jersey.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, certain of its officers and persons who own more than ten percent of the Company's Common Stock (collectively the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

Based on the Company's review of the copies of these reports received by it, and representations received from Reporting Persons, the Company believes that, with the exception of Mr. Tepper, who inadvertently failed to file a Form 4 regarding two transactions which occurred within one day of each other in a timely manner, and Mr. Laughlin who inadvertently failed to file a Form 4 regarding a transaction which occurred in December, all filings required to be made by the Reporting Persons for the period January 1, 1997 through December 31, 1997 were made on a timely basis.

Item 10. Executive Compensation

       The following table sets forth compensation paid in fiscal years 1995, 1996 and 1997 for services performed in all capacities for the Company and the Bank with respect to the Chief Executive Officer. With the exception of Mr. Tepper, no Executive Officer of the Company earned over $100,000 in fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term
                                              Annual            Compensation
Name and                                    Compensation      No. of Securities
Principal Position        Fiscal Year         Salary         Underlying Options
------------------        -----------         ------         ------------------
Kenneth L. Tepper          1995              132,000 (1)          100,000
President & CEO            1996              132,000 (1)
                           1997              132,000 (1)

(1) In addition to a base salary of $120,000, Mr. Tepper received $12,000 in additional compensation which was used to purchase a deferred compensation life insurance policy.

         Mr. Tepper's salary was increased to $245,000 effective March 1, 1998.

Employment  Contracts

         On November 30, 1995, the Company entered into a five year employment agreement with Mr. Tepper pursuant to which Mr. Tepper is receives an annual base salary of $120,000 and an annual cash bonus and grants of stock options as determined by the Board of Directors. Pursuant to the contract, Mr. Tepper was granted options to purchase 100,000 shares of Common Stock at an exercise price of $10.00 per share. All of the options are exercisable and expire in November 2005. The agreement provides that in the event the Company discharges Mr. Tepper other than for cause or disability or incapacity or Mr. Tepper terminates his employment with the Company upon the occurrence of certain specified events or occurrences, including a change of control of the Company, Mr. Tepper will receive severance payments equal to his accrued but unpaid base compensation and incentive compensation plus a lump sum equal to no more than 2.99 times the average of his total annual compensation over the previous five years. On February 13, 1998, the Company extended Mr. Tepper's contract through February 12, 2001, at an annual base salary of $245,000 and an annual cash bonus and grants of stock options as determined by the Board of Directors. Pursuant to the contract, Mr. Tepper was granted options to purchase 20,000 shares of Common Stock at 110% of the market price on the day of the grant per share, and options to purchase 10,000 shares of Common Stock at $20.00 per share. Of the 20,000 options, 9,000 will vest after six months, 9,000 will vest after one year, and 2,000 will vest after two years. Of the 10,000 options granted, 3,900 will vest after two years, 5,000 will vest after three years and 1,100 will vest after four years.

         The following table sets forth the number and value as of December 31, 1997 of options held by the Chief Executive Officer at December 31, 1997. No Executive Officer exercised options in fiscal 1997.

                      AGGREGATED OPTION EXERCISES IN FISCAL 1997
                           AND FISCAL YEAR END OPTION VALUES

Number of
Securities
Underlying                  Value of Unexercised
Unexercised Options          In-the-money Options
at 12/31/97                    at 12/31/97
-----------                    -----------
                               Exercisable/                  Exercisable/
Name                           Unexercisable                 Unexercisable
----                           -------------                 -------------
Kenneth L. Tepper              133,000 / 0 (1)               $329,840/ $0.00

(1) Reflects adjustment of options granted in fiscal 1995 to reflect 33% dividend declared by Company in July, 1997.

         In conjunction with the private placement of $7.5 million of Common Stock of the Company, which was consummated on February 13, 1998, options to purchase 3,333 shares of Common Stock at an exercise price of $15.00 were granted to three employees of the Company. Additionally, warrants convertible for five years into 3.25% of the Common Stock of the Company were granted to Sandler O'Neill as compensation for acting as underwriter in the $7.5 million private placement. The exercise price of the warrants will be $10.24 per share. The number of warrants will be adjusted for stock splits, stock dividends, and the issuance of additional shares so as to maintain Sandler O'Neill's ownership of the fully diluted Common Stock at 3.25% for a period of three years from the closing of the Offering.

Compensation of Directors

         Directors of the Company receive a fee of $200 for each meeting of the Board of Directors attended. As of January, 1998, Directors receive $100 per committee meeting attended. In conjunction with their service as Chairman of the Company and the Bank respectively, Mr. Laughlin receives $1,000 per month, and Mr. Rader received $5,000 per month.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information concerning the beneficial ownership of the Company's Common Shares as of March 31, 1998 by each Director, the Chief Executive Officer, all Directors and Officers as a group, and each person known to the Company to beneficially own 5% or more of the Company's outstanding Class A Common Stock. Mr. Tepper owns all the issued and outstanding Class B Common Stock. Except as otherwise noted, the address for each such person is 1535 Locust Street, Philadelphia, Pennsylvania 19102. Sandler O'Neill Asset Management LLC, through shared voting and dispositive power, owns greater than 5% of the Company's issued and outstanding Common Stock.

                               No. of Shares          No. of Shares           Common              Class
Name of                        Common Stock           Class B Stock            Stock             B Stock
Beneficial                     Beneficially            Beneficially            % of               % of
Owner                           Owned (1)               Owned (1)            Class (1)            Class
----------                      ---------               ---------            ---------            ------
Carol J. Kauffman                41,108(2)                2.62%
Kenneth L. Tepper               188,878(4)               11.17%               10,000             100.00%
Clarence L. Rader                13,300(3)                 *
Carmen J. Cocca, Jr.             25,600(3)                1.68%
Jeffrey A. D'Ambrosio            39,900(3)                2.59%
George C. Fogwell III         33,649(3)(5)                2.19%
John A. Gambone               42,407(3)(6)                2.75%
George M. Laughlin            42,067(3)(7)                2.73%
Wayne O. Leevy                    7,980(3)                 *
Sandler O'Neill Asset
  Management LLC(8)             107,564                    6.8%
Directors/Officers              421,258                  30.73%               100.00%
(12 persons)

* less than one percent (1%)

(1) Calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, beneficially owned shares include shares over which the named person exercises sole or shared either voting power or investment power. It also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2) Includes 1,218 shares owned by Mrs. Kauffman's husband, and options to purchase 39,900 shares held by Mrs. Kauffman's husband.

(3) Includes options to purchase 6,650 shares presently exercisable at $10.00 per share.

(4) Includes 133 shares held by Mr. Tepper as custodian for his minor son. Also includes options to purchase 133,000 shares presently exercisable at $10.00 per share.

(5) Includes 399 shares held by Mr. Fogwell's children.

(6) Mr. Gambone's shares are owned in the name of a trust, of which Mr. Gambone is trustee (19,950 shares), and in the name of a corporation (14,244 shares), of which Mr. Gambone is president. Includes 233 shares owned by family members who reside in Mr. Gambone's home, with respect to which Mr. Gambone disclaims any beneficial ownership.

(7) Shares shown as beneficially owned by Mr. Laughlin include 13,300 shares held by his wife, and 665 shares held by his daughter.

(8) The address for Sandler O'Neill Asset Management LLC is 712 Fifth Avenue, 22d Floor, New York, New York 10019.

Item 12.  Certain Relationships and Related Transactions

         The Bank has engaged in, and expects in the future to engage in, banking transactions in the ordinary course of business with its Directors, Executive Officers and principal shareholders (or their affiliate organizations) on substantially the same terms as those prevailing for comparable transactions with others. All loans by the Company to such persons (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features. As of March 31, 1998, Executive Officers and Directors of the Company or the Bank had outstanding indebtedness to the Bank exceeding $60,000 as follows. The Bank had loan commitments outstanding to Mr. Gambone's company of $294,854, of which the entire amount had been utilized. Each commitment is adequately collateralized by a mortgage on land. The Bank also has a residential mortgage loan to Mr. Tepper in the amount of $525,000, which is adequately collateralized by a mortgage, and granted at terms as described above. The aggregate amount of loans outstanding to Executive Officers and Directors of the Bank as of March 31, 1998 equalled 7.98% of shareholder's equity. Additionally, Mr. Tepper and the Company signed an Agreement in which the Company has the option for each of the next three years to cap the anti-dilutive feature of Mr. Tepper's Class B Common Shares for that year in exchange for a payment of $150,000. In 1998, the Company elected to make the payment to Mr. Tepper. Due to this agreement, Mr. Tepper did not receive any additional shares related to the $7.5 million private placement of stock (prior to the agreement, Mr. Tepper would have had the right to 85,470 additional shares upon conversion of his Class B Stock). Finally, warrants convertible for five years into 3.25% of the Common Stock of the Company were granted to Sandler O'Neill as compensation for acting as underwriter in the $7.5 million private placement. The exercise price of the warrants will be $10.24 per share. The number of warrants will be adjusted for stock splits, stock dividends, and the issuance of additional shares so as to maintain Sandler O'Neill's ownership of the fully diluted Common Stock at 3.25% for a period of three years from the closing of the Offering.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of PA.


USABancShares, Inc.


By: /s/  Kenneth L. Tepper
    ----------------------------------------------
     Kenneth L. Tepper
     President and Chief Executive Officer
     (Principal Executive Officer)




By:  /s/  David J. Torpey
     ---------------------------------------------
      David J. Torpey
      Vice President, Chief Financial Officer
      (Principal Accounting and Financial Officer)

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