Form 10QSB
period 1998-03-31
USABANCSHARES INC
filed 1998-05-15
CIK 945532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarter Ended March 31, 1998
                                      OR

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

         One Lincoln Plaza, 1535 Locust Street, Philadelphia, PA 19102
         -------------------------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (215) 569-4200
                                --------------
             (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


        Transitional Small Business Format: YES [  ]   NO [X ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value, outstanding on May 14, 1998: 1,583,038 shares Class B Common Stock, $.01 par value, outstanding on May 14, 1998: 10,000 shares

                               TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                         Page

            Item 1. Financial Statements

            Consolidated Balance Sheets                                     3

            Consolidated  Statements of Income                              4

            Consolidated Statements of Comprehensive Income                 5

            Statements of Changes in Stockholders' Equity                   6

            Consolidated Statements of Cash Flows                           7

            Notes to Consolidated Financial Statements                      8

            Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11

PART II.     OTHER INFORMATION

            Item 1.     Legal Proceedings                                  21

            Item 2.     Change in Securities                               21

            Item 3.     Defaults Upon Senior Securities                    21

            Item 4.     Submission of Matters to a Vote of
                        Security Holders                                   21

            Item 5.     Other Information                                  21

            Item 6.     Exhibits and Reports on Form 8-K                   21

SIGNATURES                                                                 22

                     USABancShares, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS


                                                                                  (unaudited)
                                                                                    March 31,               December 31,
                                                                                      1998                      1997
                                                                                  -------------             ------------
ASSETS
Cash and due from banks                                                           $   1,079,232           $    833,176
Interest-bearing deposits with banks                                                  8,209,856              3,975,261
                                                                                  -------------           ------------
  Cash and cash equivalents                                                           9,289,088              4,808,437
Securities available-for-sale                                                        14,936,950              9,034,725
Securities held-to-maturity (fair value: 1998 - $14,593,207;
  1997 - $15,643,630)                                                                14,397,433             15,418,904
FHLB Stock                                                                              957,500                900,000
Loans receivable, net                                                                59,345,422             56,002,164
Premises and equipment, net                                                           1,396,945              1,152,789
Goodwill, net                                                                            79,282                 79,648
Other assets (including accrued interest: 1998 - $943,955;
  1997 - $847,056)                                                                    2,132,176              1,929,309
                                                                                  -------------           ------------

    Total assets                                                                  $ 102,534,796           $ 89,325,976
                                                                                  =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                          $  82,480,237           $ 70,473,521
Borrowed funds                                                                        3,340,000              9,340,000
Collateralized borrowings                                                             3,293,825              3,297,942
Accrued expenses and other liabilities                                                  609,420                848,730
                                                                                  -------------           ------------
    Total liabilities                                                                89,723,482             83,960,193

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized  5,000,000 shares;
   no shares issued and outstanding                                                          -                      -
Common stock, $1.00 par value; authorized  10,000,000 shares;
   1,501,657 shares issued and outstanding and 81,381 shares of
   converted and unissued Class B common stock                                        1,583,038                813,807
Additional paid-in capital                                                           11,195,056              4,827,866
Accumulated earnings (deficit)                                                           34,393               (378,182)
Accumulated other comprehensive (loss) income - unrealized
   appreciation (depreciation) on securities available-for-sale                          (1,173)               102,292
                                                                                  -------------           ------------
   Total stockholders' equity                                                        12,811,314              5,365,783
                                                                                  -------------           ------------
       Total liabilities and stockholders' equity
                                                                                  $ 102,534,796           $ 89,325,976
                                                                                  =============           ============
The accompanying notes are an integral part of these consolidated financial statements.

                                       3

                                    USABancShares, Inc. and Subsidiaries
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                (unaudited)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                  ------------------------------------
                                                                                       1998                    1997
                                                                                  -------------           ------------
Interest income:
   Loans                                                                          $   1,647,512              $ 582,028
   Investment securities                                                                547,619                313,638
   Interest-bearing deposits and other                                                   91,642                 29,360
                                                                                  -------------           ------------
       Total interest income                                                          2,286,773                925,026

Interest expense:
   Deposits                                                                           1,080,422                398,721
   Borrowed funds                                                                        93,558                 47,980
                                                                                  -------------           ------------
       Total interest expense                                                         1,173,980                446,701

Net interest income                                                                   1,112,793                478,325

Provision for loan losses                                                                35,000                 25,000
                                                                                  -------------           ------------
Net interest income after provision for loan losses                                   1,077,793                453,325

Non-interest income:
   Gain on sales of investment securities                                                39,330                  6,552
   Brokerage operations                                                                 162,014                      -
   Other                                                                                 19,494                 10,845
                                                                                  -------------           ------------
       Total non-interest income                                                        220,838                 17,397

Non-interest expense:
   Compensation and benefits                                                            272,071                199,932
   Occupancy                                                                             72,087                 39,575
   Other                                                                                274,135                147,205
                                                                                  -------------           ------------
       Total non-interest expense                                                       618,293                386,712
                                                                                  -------------           ------------
Earnings before income taxes                                                            680,338                 84,010

Taxes on income                                                                         267,763                 31,046
                                                                                  -------------           ------------
Net earnings                                                                      $     412,575           $     52,964
                                                                                  =============           ============
Earnings per share - basic                                                        $        0.34           $       0.07
                                                                                  =============           ============
Earnings per share - diluted                                                      $        0.32           $       0.07
                                                                                  =============           ============
The accompanying notes are an integral part of these consolidated financial statements.

                                    USABancShares, Inc. and Subsidiaries
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (unaudited)




                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                  ------------------------------------
                                                                                         1998                 1997
                                                                                  -----------------       ------------
Net earnings                                                                          $ 412,575               $ 52,964
Other comprehensive income (loss):
   Unrealized gains (losses) on securities available-for-sale:
       Unrealized holding gains (losses) arising during the period,
        net of taxes                                                                   (103,465)               (14,868)

                                                                                      ----------              --------
Comprehensive income                                                                  $ 309,110               $ 38,096
                                                                                      ----------              --------
The accompanying notes are an integral part of these consolidated financial statements.

                     USABancShares, Inc. and Subsidiaries
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the three months ended March 31, 1997
                                  (unaudited)


                                                                                                         Net
                                                                 Additional       Accumulated         unrealized
                                                   Common         paid-in          earnings        gain (loss) on
                                                   Stock          capital         (deficit)        AFS securities     Total
                                                   -----           -------        ---------        --------------     -----
Balances,  December 31, 1997                      813,807     $  4,827,866        $ (378,182)         $ 102,292    $  5,365,783
Issuance of common stock, net of offering
  expenses of $363,579                            769,231        6,367,190                 -                  -       7,136,421
Net unrealized loss on
  securities available-for-sale                         -                -                 -           (103,465)       (103,465)
Net income                                              -                -           412,575                  -         412,575
                                              -----------     ------------       ------------       ------------   ------------
Balances,  March 31, 1998                       1,583,038     $ 11,195,056        $   34,393          $  (1,173)   $  1,811,314
                                              ===========     ============       ============       ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                            USABancShares, Inc. and Subsidiaries
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                              ----------------------------------
                                                                                                   1998                   1997
                                                                                            --------------         ------------
Cash flows from operating activities:
   Net income                                                                               $   412,575           $     52,964
   Adjustments to reconcile net income to cash used in
     operating activities:
   Depreciation and amortization                                                                 28,972                 10,899
   Net accretion of discounts on purchased loan portfolios                                     (258,290)              (162,613)
   Provision for loan losses                                                                     35,000                 25,000
   Net amortization (accretion) of investment securities premiums/discounts                     (12,865)                 7,317
   Amortization of Class B common stock                                                               -                 27,140
   Net gains on sale of investment securities                                                   (39,330)                (6,552)
   Increase in other assets                                                                    (202,867)              (224,399)
   Increase (decrease) in other liabilities                                                    (239,310)                 1,826
                                                                                            ------------           ------------
     Net cash used in operating activities                                                     (276,115)              (268,418)
                                                                                            ------------           ------------

Cash flows from investing activities:
   Proceeds from sale of investment securities available-for-sale                             1,839,781               1,019,458
   Proceeds from maturity or calls of investment securities available-for-sale                  750,000
   Proceeds from maturity or calls of investment securities held-to-maturity                  1,000,000              (1,846,188)
   Purchase of investment securities available-for-sale                                      (8,569,758)             (2,615,250)
   Repayments of principal on investment securities held-to-maturity                             47,953                 253,773
   Repayments of principal on investment securities available-for-sale                                -                  23,540
   (Purchase) redemptions of FHLB Stock                                                         (57,500)                 96,400
   Net increase in loans                                                                     (3,119,968)             (1,272,731)
   Decrease in goodwill                                                                             366                   2,290
   Purchases of premises and equipment                                                         (273,128)                (22,105)
                                                                                            ------------           ------------
     Net cash used in investing activities                                                   (8,382,254)             (4,360,813)
                                                                                            ------------           ------------

Cash flows from financing activities:
   Net increase in deposits                                                                  12,006,716               2,984,309
   Net decrease in other borrowed funds                                                      (6,000,000)             (1,895,000)
   Proceeds from private placement                                                            7,136,421                      -
   Increase in collateralized borrowings                                                         (4,117)                     -
                                                                                            ------------           ------------
     Net cash provided by financing activities                                               13,139,020               1,089,309
                                                                                            ------------           ------------

   Net increase (decrease) in cash and cash equivalents                                       4,480,651              (3,539,922)

   Cash and cash equivalents, beginning of period                                             4,808,437               4,214,186
                                                                                            -----------            ------------
   Cash and cash equivalents, end of period                                                 $ 9,289,088            $    674,264
                                                                                            ===========            ============
The accompanying notes are an integral part of these consolidated financial statements.

                     USABancShares, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 1998, and for the three month periods ended March 31, 1998 and 1997 include the accounts of USABancShares, Inc. (the "Company") and its wholly-owned subsidiaries Peoples Thrift Savings Bank (the "Bank") and USACapital, Inc. ("USACapital"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of results to be anticipated for the full year.

2. PRIVATE PLACEMENT

On February 13, 1998, the Company issued 769,231 shares of its Class A common stock in conjunction with a private placement offering (the "Offering"). Total cash received was $7,136,421, net of related Offering costs of $363,579. In connection with the Offering, the Company granted, to the placement agent, warrants convertible for a period of five years into 3.25% of the Company's common stock. The number of warrants will be adjusted for stock splits, stock dividends, and the issuance of additional shares so as to maintain the underwriter's ownership of the fully diluted common stock at 3.25% for a period of three years from the close of the offering. In addition, in connection with the offering, the Company and the President and CEO have entered into an agreement by which the Company has an option to pay $150,000 per year for each of the three years beginning in 1998 in exchange for the President agreeing to waive any future exercise of the non-dilutive feature of the Class B common stock. If the Company does not make the optional payment on January 2nd of each year, the President will be entitled to implement the anti-dilutive feature for 10% of any Class A common stock issued during the year of non-payment. The Company exercised its option for 1998 upon the close of the offering.

3. COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in note 2 above, the Company completed a private placement on February 13, 1998 issuing 769,231 shares of its Class A common stock. The average number of shares and dilutive potential shares have been restated to reflect the issuance of the these shares.

                     USABancShares, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998

3. COMPUTATION OF PER SHARE EARNINGS - (Continued)

The following information was used in the computation of earnings per share on both a basic and diluted basis for the three months ended March 31, 1998 and 1997.

                                                                                             1998             1997
                                                                                          ---------        ---------
Basic EPS Computation:
    Numerator - Net earnings                                                              $ 412,575        $  52,964
    Denominator - Weighted average shares outstanding                                     1,206,970          794,119
                                                                                          ---------        ---------
Basic EPS                                                                                    $ 0.34        $    0.07
                                                                                          =========        =========
Diluted EPS Computation:
    Numerator - Net earnings                                                              $ 412,575        $  52,964
    Denominator - Weighted average shares outstanding                                     1,206,970          794,119
    Effect of dilutive securities                                                            68,886                -
                                                                                          ---------        ---------
Diluted EPS                                                                               $    0.32        $    0.07
                                                                                          =========        =========

4. NEW PRONOUNCEMENTS

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure Information about Capital Structure". SFAS No.129 summarizes previously issued disclosure guidance contained within APB Opinion No. 10 and No. 15, as well as SFAS No. 47. The Company's current disclosures were not affected by the adoption of SFAS No. 129.

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other circumstances from non-owner sources. Prior period amounts have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position or results of operations.

On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires the reporting of certain information about their products and services, the geographic area in which they operate, and their major customers. The adoption of SFAS No. 131 did not have an impact on the Company's financial position or results of operations.

                     USABancShares, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998


4. NEW PRONOUNCEMENTS - ( Continued)


The American Institute of Certified Public Accountants (AICPA) executive committee has issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP was issued to provide authoritative guidance on the subject of accounting for the cost associated with the purchase or development of computer software. The statement is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

                     USABancShares, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 1998

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-QSB contains forward-looking information. The forward-looking information contained herein is subject to certain risk and uncertainties that could cause actual results to differ materially from those projected. For example, risk and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional, and national financial institutions, new services and products offered by competitors; and price pressures. Readers are cautioned not to place undue reliance on the forward-looking information included within, which reflects management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update this forward-looking information to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

YEAR 2000 COMPLIANCE

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs using two digits rather than four to define the year. Any of the Company's programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its mission critical systems for the year 2000 will be completed in early 1999.

The Company is also aware of the risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the potential adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. The Company has been communicating with its outside data processing service bureau, as well as other third party service providers, to assess their progress in evaluating and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has not been advised by any of its primary vendors that they do not have plans in place to address and correct the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

Based on the Company's current knowledge, the expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations.

NET INCOME

The Company reported net earnings of $412,575, or $.32 per share, diluted, for the three months ended March 31, 1998, compared to $52,964, or $.07 per share for the three months ended March 31, 1997. The increase in net income was primarily the result of an increase in net interest income of $634,468, and an increase in non-interest income of $203,441. This was partially offset by an increase in the provision for loan losses of $10,000, an increase in non-interest expense of $231,581, and an increase in income tax expense of $236,717. More detailed comparisons are discussed on the following pages.

INTEREST INCOME

Interest income increased 147.2% or $1.4 million to $2.3 million, for the three months ended March 31, 1998, compared to the same period in 1997. The increase in interest income was the result of an increase in interest income on loans, investment securities, and interest-bearing deposits of $1.1 million, $233,981, and $62,282, respectively. The increase in interest income on loans is due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on discounted loan pools purchased by the Bank since 1995. The discount associated with such discounted loan pools is recognized as a yield adjustment and is included as interest income using the interest method and applied on a loan-by-loan basis (to the extent that the timing and amount of cash flows can reasonably be determined). Any changes from these estimates could result in either an increase or decrease in accretion income. During the three months ended March 31, 1998, the Bank recognized $258,290 in accretion income associated with these discounted loan pools.

INTEREST EXPENSE

Interest expense increased 162.8% or $727,279 to $1.2 million, for the three months ended March 31, 1998, compared to the same period in 1997, due to higher volumes of new certificates of deposit, Money market accounts, and Federal Home Loan Bank ("FHLB") Advances. The average cost of funds, including other borrowings, increased 0.37% to 5.89% for the three months ended March 31, 1998 compared to the same period in 1997.

NET INTEREST INCOME

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in the mix of rates and volumes of interest-earning assets and interest-bearing liabilities that occur over time. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets.

Net interest income for the three months ended March 31, 1998, increased $634,468, or 137.8%, to $1.1 million from $478,325 for the same period in 1997. Average interest-earning assets increased by $53.9 million, or 143.3%, to $91.5 million, for the three months ended March 31, 1998 compared to the same period in 1997. Average interest-bearing liabilities increased $47.4 million or 146.3% over the same period. The average net interest margin decreased from 5.09% to 4.86%, during the quarter, due to the volume of interest-bearing liabilities increasing at a faster rate than interest-earning assets, and the average rate on interest-bearing liabilities increasing at a faster rate than the average rate on interest-earning assets.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

                                                                               Three Months Ended March 31,
                                                      ---------------------------------------------------------------------------
                                                                          1998                                1997
                                                      --------------------------------------    ---------------------------------

                                                         Average                    Average      Average                  Average
Assets:                                                Balance (1)     Interest      Rate        Balance (1)   Interest     Rate
                                                     ------------    -----------    ------     ------------   ---------    ------
Interest earning assets:
Loans                                                $ 57,673,793    $ 1,647,512    11.43%     $ 17,429,235   $ 582,028    13.36%
Investment securities                                  27,746,051        547,619     7.89%       17,910,935     313,638     7.00%
Interest-bearing deposits and other                     6,092,559         91,642     6.02%        2,266,207      29,360     5.18%
                                                     ------------    -----------    ------     ------------   ---------    ------
    Total earning assets                             $ 91,512,403    $ 2,286,773    10.00%     $ 37,606,377   $ 925,026     9.84%

Liabilities:
Deposits:
Passbook                                             $  1,876,347    $    12,429     2.65%     $  2,082,600   $  12,584     2.42%
NOW accounts                                              934,999          9,241     3.95%        1,012,412       3,248     1.28%
Money Market accounts                                   5,770,017         58,457     4.05%                -           -     0.00%
Certificates of deposit                                64,856,624      1,000,295     6.17%       26,298,190     382,889     5.82%
Other borrowings                                        6,340,000         93,558     5.90%        3,000,000      47,980     6.40%
                                                     ------------    -----------     -----     ------------   ---------     -----
    Total interest-bearing liabilities               $ 79,777,987    $ 1,173,980     5.89%     $ 32,393,202   $ 446,701     5.52%

Excess of interest earning assets over               -------------                             ------------
  interest-bearing liabilities                       $ 11,734,416                              $  5,213,175
                                                     =============                             ============
                                                                     -----------                              ---------
Net interest income                                                  $ 1,112,793                              $ 478,325
                                                                     ===========                              =========
Effective interest differential (spread)                                             4.11%                                  4.32%
                                                                                    ------                                  -----
Net yield on average interest earning assets                                         4.86%                                  5.09%
                                                                                    ======                                  =====
(1) Average balances are calculated on a quarterly basis.

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



                                                                              March 31, 1998 vs March 31, 1997
                                                             --------------------------------------------------------------
                                                                     Increase or Decrease
                                                                        Due to Change in
                                                             ------------------------------------                 Total
                                                                  Average                Average                Increase
                                                                   Volume                  Rate                (Decrease)
                                                             --------------          ------------           ---------------
Variance in interest income on:
Interest-earning assets:
Loans                                                          $1,136,651              $(71,167)              $1,065,484
Investment securities                                             189,999                43,982                  233,981
Interest-bearing deposits and other                                56,860                 5,422                   62,282
                                                               ----------              --------                ---------
    Total interest-earning assets                               1,383,509               (21,762)               1,361,747

Interest-bearing deposits:
Deposits:
Passbook                                                           (1,273)                1,118                     (155)
NOW accounts                                                         (585)                6,578                    5,993
Money Market accounts                                              58,457                  --                     58,457
Certificates of deposit                                           654,241               (36,835)                 617,406
Other borrowings                                                   48,979                (3,401)                  45,578
                                                               ----------              --------                ---------
    Total interest-bearing liabilities                            759,819               (32,540)                 727,279
                                                               ----------              --------                ---------
Change in net interest income                                  $  623,690              $ 10,778               $  634,468
                                                               ==========              ========               ==========

PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, the provision for loan losses increased $35,000 during the quarter ended March 31, 1998. The allowance for loan losses as a percentage of loans and leases outstanding was 1.00% at March 31, 1998, compared to 1.01% at December 31, 1997 and 1.14% at March 31, 1997.
Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant with respect to possible loan losses when compared to the entire loan portfolio.

NON-INTEREST INCOME

Non-interest income increased $203,441 to $220,838, for the three months ended March 31, 1998, compared to the same period in 1997. The increase was primarily the result of commission income of $162,014 generated by the Company's brokerage subsidiary, USACapital, and an increase in the gain on sales of investment securities of $32,778.

NON-INTEREST EXPENSE

Non-interest expense increased 59.9%, or $231,581 to $618,293, for the three months ended March 31, 1998, compared to the same period in 1997. Compensation and benefits expense increased $72,139 due to the hiring of additional personnel. Occupancy expense increased $32,512 due to the costs associated with the opening of the Bank's headquarters branch in Center City, Philadelphia. Other expenses increased $126,930 as a result of the Bank's increased promotional efforts to attract new customers.

INCOME TAX EXPENSE

Income tax expense increased to $236,717 to $267,763, for the three months ended March 31, 1998, compared to the same period in 1997.

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $59.3 million at March 31, 1998 compared to $56.0 million at December 31, 1997. Loans receivable represented 57.9% of total assets and 72.0% of total deposits as of March 31, 1998 compared to 62.7% and 79.5%, respectively, at December 31, 1997. The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 1998, compared to December 31, 1997:


(Dollars in thousands)                                                      March 31,                     December 31,
                                                                 -----------------------------     --------------------------
                                                                         1998               %          1997               %
                                                                 -----------------------------     --------------------------
Real estate                                                           $ 60,111            101.3%    $ 54,262            96.9%
Commercial and industrial                                                  598              1.0%       1,091             1.9%
Other                                                                    2,784              4.7%       1,694             3.0%
                                                                 -------------     -------------   -----------    -----------
    Total loans                                                         63,493            107.0%      57,047           101.9%

Less:
    Loans in process                                                     3,320              5.6%         260             0.5%
    Unearned income                                                        233              0.4%         217             0.4%
    Allowance for loan losses                                              595              1.0%         568             1.0%
                                                                  -------------    -------------  -------------   -----------
    Net loans                                                         $ 59,345            100.0%    $ 56,002           100.0%
                                                                  =============    =============  =============   ===========


On March 31, 1998, the net book value of nonaccrual loans was approximately $202,000 compared to $286,987 at December 31, 1997. These amounts represented nonaccrual balances on discounted commercial and residential real estate loans acquired by the Bank and not on balances originated directly by the Bank. There were no troubled debt restructured loans as of March 31, 1998. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended March 31, 1998, compared to December 31, 1997:

                                                                                                1998                    1997
                                                                                           ------------              -----------
Balance at beginning of year                                                                 $ 567,940               $ 182,079
   Provision for loan losses                                                                    35,000                 415,000
   Loan losses                                                                               $  (8,077)              $ (29,139)
                                                                                           ------------              -----------
Balance at end of year                                                                       $ 594,863               $ 567,940
                                                                                           ------------              -----------

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at March 31, 1998, and December 31, 1997, respectively, for each major category of the Bank's investment securities:

                                                                                      March 31, 1998
                                                          ----------------------------------------------------------------
                                                                                 Gross            Gross       Approximate
                                                             Amortized         Unrealized      Unrealized          Fair
                                                               Cost              Gains            Losses          Value
                                                          -------------     --------------   ------------    --------------
Available-for-Sale
U.S. Government agency securities                         $     500,000      $     4,302    $          -     $     504,302
Equity and other securities                                  14,438,528                -           5,880        14,432,648
                                                          -------------      -----------    ------------    --------------
  Total available-for-sale                                $  14,938,528      $     4,302    $      5,880     $  14,936,950
                                                          =============     ============    ============     =============
Held-to-Maturity
U.S. Government agency securities                         $   2,588,462      $     1,808    $          -     $   2,590,270
Mortgage-backed securities                                    6,257,298           38,878               -         6,296,176
Municipal securities                                          3,162,835           88,992               -         3,251,827
Equity and other securities                                   2,388,838           66,096               -         2,454,934
                                                          -------------     ------------    ------------     -------------
  Total held-to-maturity                                  $  14,397,433      $   195,774    $          -     $  14,593,207
                                                          =============     ============    ============     =============

                                                                                         December 31, 1997
                                                          -----------------------------------------------------------------
                                                                                Gross            Gross         Approximate
                                                             Amortized        Unrealized       Unrealized         Fair
                                                               Cost              Gains           Losses           Value
Available-for-Sale                                        -------------     --------------  -------------     -------------
U.S. Government agency securities                         $   1,243,139     $     15,824    $          -     $    1,258,963
Equity and other securities                                   7,636,598          150,461          11,297          7,775,762
                                                          -------------     --------------- ------------     --------------
  Total available-for-sale                                $   8,879,737     $    166,285    $     11,297     $    9,034,725
                                                          =============     =============== ============     ==============
Held-to-Maturity
U.S. Government agency securities                         $   3,557,087     $          -    $     10,202     $    3,546,885
Mortgage-backed securities                                    6,306,384           50,074               -          6,356,458
Municipal securities                                          3,162,576          100,831               -          3,263,407
Equity and other securities                                   2,392,857           84,023               -          2,476,880
                                                          -------------     ------------    ------------     --------------
  Total held-to-maturity                                  $  15,418,904     $    234,928    $     10,202     $   15,643,630
                                                          =============     ============    ============     ==============

LIQUIDITY

The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 17.0% to $82.4 million at March 31, 1998, compared to $70.5 million as of December 31, 1997. The Bank has made a concerted effort to attract deposits in the market area served by the Bank through competitive pricing of the its retail deposit products. Increases over the period were due to marketing efforts, and new business development programs initiated by Company. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio

                                                                  March 31, 1998                     Decemnber 31, 1997
                                                        ---------------------------------    ---------------------------------
                                                             Amount            Percent           Amount              Percent
                                                        -------------       ------------       --------------     -----------
Demand                                                  $    308,813             0.38%         $    257,325            0.37%
NOW Accounts                                                 836,128             1.01%              688,177            0.98%
Money Market Accounts                                      2,386,413             2.89%            4,801,606            6.81%
Passbook                                                   1,863,591             2.26%            2,018,768            2.86%
Certificates of deposit                                   77,085,292            93.46%           62,707,645           88.97%
                                                        ------------        -----------        ------------        ----------
                                                        $ 82,480,237           100.00%         $ 70,473,521          100.00%
                                                        ------------        -----------        ------------        ----------

The following table summarizes the maturity composition of certificates of deposit at March 31, 1998, compared to December 31, 1997:

                                                                 March 31, 1998                     Decemnber 31, 1997
                                                        -------------------------------    ---------------------------------
                                                             1998                 %                1997                 %
                                                        ------------        -----------    ----------------       ----------
Within one year                                         $ 32,217,008            41.79%         $ 26,499,563           42.26%
Over one year through two years                           22,494,301            29.18%           21,383,648           34.10%
Over two years through three years                        14,986,206            19.44%            8,414,801           13.42%
Over three years through five years                        5,502,182             7.14%            4,733,566            7.55%
Over five years through ten years                          1,885,595             2.45%            1,676,067            2.67%
                                                        ------------        ------------       ------------       ----------
                                                        $ 77,085,292           100.00%         $ 62,707,645          100.00%
                                                        ============        ============       ============       ==========

Borrowed funds decreased $6.0 million to $3.3 million at March 31, 1998, compared to $9.3 million as of December 31, 1997. This decrease was the result of a paydowns on overnight FHLB advances during the quarter. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital ( as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

At March 31, 1998, the Bank's actual and required minimum capital ratios were as follows:


(Dollars in Thousands)                                                                                   To Be Well
                                                                                                     Capitalized Under
                                                                          For Capital                Prompt Corrective
For the Bank:                                  Actual:                   Adequacy Purposes:            Action Provisions:
-------------                         ---------------------------  -------------------------      -----------------------
As of March 31, 1998:                   Amount             Ratio    Amount             Ratio      Amount            Ratio
                                      ---------           ------   -------             ------     ------          -------
  Total Capital
    (to Risk Weighted Assets)         $ 12,644            16.4%    $ 6,178              8.0%      7,722            10.0%
  Tier I Capital
    (to Risk Weighted Assets)         $ 12,049            15.6%    $ 3,089              4.0%      4,633             6.0%
  Leverage                            $ 12,049            11.9%    $ 4,059              4.0%      5,074             5.0%

As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)         $  5,315             7.9%    $ 5,400              8.0%      6,750            10.0%
  Tier I Capital
    (to Risk Weighted Assets)         $  4,747             7.0%    $ 2,700              4.0%      4,050             6.0%
  Leverage                            $  4,747             5.4%    $ 3,548              4.0%      4,435             5.0%



At March 31, 1998, the Company's actual and required minimum capital ratios were as follows:

(Dollars in Thousands)                                                         For Capital
For the Company:                                      Actual:               Adequacy Purposes:
                                          ---------------------------  --------------------------
As of March 31, 1998:                       Amount             Ratio       Amount           Ratio
                                          --------            ------      -------          ------
  Total Capital
    (to Risk Weighted Assets)             $ 13,326            17.2%      $ 6,181            8.0%
  Tier I Capital
    (to Risk Weighted Assets)             $ 12,731            16.5%      $ 3,090            4.0%
  Leverage                                $ 12,731            12.4%      $ 4,098            4.0%

As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)             $  5,752             8.5%      $ 5,431            8.0%
  Tier I Capital
    (to Risk Weighted Assets)             $  5,184             7.6%      $ 2,715            4.0%
  Leverage                                $  5,184             5.8%      $ 3,570            4.0%


PART II

Item 1.        Legal Proceedings

               Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1998. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.        Changes in Securities

               On February 13, 1998 the Company completed a private placement in which it issued 769,231 shares of its Class A common stock for an aggregate purchase price of $7,500,000 to institutional investors. The placement agent for this transaction was Sandler O'Neill & Partners, L.P. (See Note 2 in Notes to Consolidated Financial Statements on page 8)

               The Company paid Sandler O'Niell a fee of $125,000, for its services in connection with the Offering and in addition, the Company has agreed to grant Sandler O'Niell warrants convertible for a period of five years into 3.25% of the Company's common stock. The number of warrants will be adjusted for stock splits, stock dividends, and the issuance of additional shares so as to maintain the underwriter's ownership of the fully diluted common stock at 3.25% for a period of three years from the close of the offering.

               The private placement was conducted pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act") and was, therefore, exempt from the registration requirements of the Act.

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

Item 5.        Other Information

               Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

               (A)    Exhibits
                                                    Page No. in Sequential
               Exhibit No.                             Numbering System
               -----------                             ----------------

                3.    Articles and Bylaws                        *

               11.    Computation of Per Share Earnings
                      (Included in Financial Statements
                      on page 9)

               27.    Financial Data Schedule

               (B) On March 4, 1998 the Company filed an 8-K reporting the private placement of 769,231 shares of its Class A common stock to institutional investors.


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



                                USABANCSHARES, INC.


  Date: May 14, 1998       By:  /s/  Kenneth L. Tepper
                                ----------------------
                                Kenneth L. Tepper,
                                President and Chief Executive Officer
                                (Principal Executive Officer)




  Date: May 14, 1998       By:  /s/  David J. Torpey
                                --------------------
                                David J. Torpey,
                                Vice President and Chief Financial Officer
                                (Principal Accounting and Financial Officer)