Form 10QSB
period 1998-06-30
USABANCSHARES INC
filed 1998-08-14
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1998
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

     Commission file number 000-27244
                            ---------

                               USABANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                           23-2806495
-------------------------------                                -------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

       One Lincoln Plaza, 1535 Locust Street, Philadelphia, PA     19102
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)    (Zip Code)

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

Common Stock, $1.00 par value, outstanding on August 13, 1998: 1,583,038 shares Class B Common Stock, $.01 par value, outstanding on August 13, 1998: 10,000 shares

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                                     Page

               Item 1. Financial Statements

               Consolidated Balance Sheets                                                                3

               Consolidated  Statements of Income                                                         4

               Consolidated Statements of Comprehensive Income                                            5

               Consolidated Statements of Changes in Stockholders' Equity                                 6

               Consolidated Statements of Cash Flows                                                      7

               Notes to Consolidated Financial Statements                                                 8

               Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                 11

PART II.       OTHER INFORMATION

               Item 1.       Legal Proceedings                                                           22

               Item 2.       Change in Securities                                                        22

               Item 3.       Defaults Upon Senior Securities                                             22

               Item 4.       Submission of Matters to a Vote of Security Holders                         22

               Item 5.       Other Information                                                           22

               Item 6.       Exhibits and Reports on Form 8-K                                            22

SIGNATURES                                                                                               23


                      USABancShares, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                               (unaudited)
                                                                                 June 30,                  December 31,
                                                                                   1998                        1997
                                                                              -------------                -------------
ASSETS
Cash and due from banks                                                       $     677,511                $     833,176
Interest-bearing deposits with banks                                              9,023,541                    3,975,261
                                                                              -------------                -------------
    Cash and cash equivalents                                                     9,701,052                    4,808,437
Securities available-for-sale                                                    18,907,646                    9,034,725
Securities held-to-maturity (fair value: 1998 - $17,664,718;
  1997 - $15,643,630)                                                            17,413,781                   15,418,904
FHLB Stock                                                                        2,954,600                      900,000
Loans receivable, net                                                            79,663,046                   56,002,164
Premises and equipment, net                                                       1,724,292                    1,152,789
Goodwill, net                                                                        76,720                       79,648
Other assets (including accrued interest: 1998 - $1,272,936;
  1997 - $847,056)                                                                4,246,928                    1,929,309
                                                                              -------------                -------------
    Total assets                                                              $ 134,688,065                $  89,325,976
                                                                              =============                =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                      $  90,065,173                $  70,473,521
Borrowed funds                                                                   27,263,007                    9,340,000
Collateralized borrowings                                                         3,293,825                    3,297,942
Accrued expenses and other liabilities                                              953,304                      848,730
                                                                              -------------                -------------
    Total liabilities                                                           121,575,309                   83,960,193

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized  5,000,000 shares;
   no shares issued and outstanding                                                   --                           --
Common stock, $1.00 par value; authorized  10,000,000 shares;
   1,501,657 shares issued and outstanding and 81,381 shares of
      converted and unissued Class B common stock                                 1,583,038                      813,807
Additional paid-in capital                                                       11,156,711                    4,827,866
Accumulated earnings (deficit)                                                      529,297                     (378,182)
Accumulated other comprehensive (loss) income - unrealized
   appreciation (depreciation) on securities available-for-sale                    (156,290)                     102,292
                                                                              -------------                -------------
   Total stockholders' equity                                                    13,112,756                    5,365,783
                                                                              -------------                -------------
       Total liabilities and stockholders' equity                             $ 134,688,065                $  89,325,976
                                                                              =============                =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                Six Months Ended June 30,             Three Months Ended June 30,
                                                                 1998               1997                1998                1997
                                                             ----------          ----------          ----------          ----------
Interest income:
   Loans                                                     $4,123,891          $1,206,521          $2,476,379          $  622,800
   Investment securities                                      1,238,195             696,429             690,576             382,791
   Interest-bearing deposits and other                          169,977              52,498              78,335              23,138
                                                             ----------          ----------          ----------          ----------
       Total interest income                                  5,532,063           1,955,448           3,245,290           1,028,729

Interest expense:
   Deposits                                                   2,321,278             832,144           1,240,856             433,422
   Borrowed funds                                               383,212             134,719             289,654              86,740
                                                             ----------          ----------          ----------          ----------
       Total interest expense                                 2,704,490             966,863           1,530,510             520,162

Net interest income                                           2,827,573             988,585           1,714,780             508,567

Provision for loan losses                                       160,000              25,000             125,000                --
                                                             ----------          ----------          ----------          ----------
Net interest income after provision for loan losses           2,667,573             963,585           1,589,780             508,567

Non-interest income:
   Gain on sales of investment securities                        48,524              36,039               9,194              29,487
   Brokerage operations                                         320,489                --               158,475                --
   Other                                                         60,859              92,259              41,365              83,107
                                                             ----------          ----------          ----------          ----------
       Total non-interest income                                429,872             128,298             209,034             112,594

Non-interest expense:
   Compensation and benefits                                    600,993             415,900             328,923             215,968
   Occupancy                                                    185,572              83,276             113,486              43,701
   Other                                                        851,645             343,110             577,508             195,905
                                                             ----------          ----------          ----------          ----------
       Total non-interest expense                             1,638,210             842,286           1,019,917             455,574
                                                             ----------          ----------          ----------          ----------

Earnings before income taxes                                  1,459,235             249,597             778,897             165,587

Taxes on income                                                 551,756              89,604             283,993              58,558
                                                             ----------          ----------          ----------          ----------
Net earnings                                                 $  907,479          $  159,993          $  494,904          $  107,029
                                                             ==========          ==========          ==========          ==========

Earnings per share - basic                                   $     0.65          $     0.20          $     0.31          $     0.13
                                                             ==========          ==========          ==========          ==========
Earnings per share - diluted                                 $     0.60          $     0.20          $     0.29          $     0.13
                                                             ==========          ==========          ==========          ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             --------------------------
                                                                               1998                1997
                                                                             ---------           --------
Net earnings                                                                 $ 907,479           $159,993
Other comprehensive income (loss):
   Unrealized gains (losses) on securities available-for-sale:
       Unrealized holding gains (losses) arising during the period,
        net of taxes                                                          (258,582)            11,908
                                                                             ---------           --------
Comprehensive income                                                         $ 648,897           $171,901
                                                                             ---------           --------

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                             --------------------------
                                                                               1998               1997
                                                                             ---------           --------

Net earnings                                                                 $ 494,904           $107,029
Other comprehensive income (loss):
   Unrealized gains (losses) on securities available-for-sale:
       Unrealized holding gains (losses) arising during the period,
        net of taxes                                                          (155,117)            26,776
                                                                             ---------           --------
Comprehensive income                                                         $ 339,787           $133,805
                                                                             ---------           --------


                  The accompanying notes are an integral part of these consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1998
                                   (unaudited)

                                                                                                         Net
                                                                  Additional       Accumulated       unrealized
                                                  Common           paid-in          earnings       gain (loss) on
                                                  Stock            capital          (deficit)      AFS securities         Total
                                                  -----            -------          ---------      --------------         -----

Balances,  December 31, 1997                      813,807       $  4,827,866        $(378,182)       $ 102,292        $  5,365,783

Issuance of common stock, net of offering
expenses of $363,579                              769,231          6,367,190             --               --             7,136,421

Net unrealized loss on
securities available-for-sale                        --                 --               --           (103,465)           (103,465)

Net income                                           --                 --            412,575             --               412,575
                                                ---------       ------------        ---------        ---------        ------------
Balances,  March 31, 1998                       1,583,038       $ 11,195,056        $  34,393        $  (1,173)       $ 12,811,314
                                                =========       ============        =========        =========        ============
Offering expenses related to February 13,
1998 private placement                               --              (38,345)            --               --               (38,345)

Net unrealized loss on
securities available-for-sale                        --                 --               --           (155,117)           (155,117)

Net income                                           --                 --            494,904             --               494,904
                                                ---------       ------------        ---------        ---------        ------------
Balances,  June 30, 1998                        1,583,038       $ 11,156,711        $ 529,297        $(156,290)       $ 13,112,756
                                                =========       ============        =========        =========        ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                          -------------------------------------
                                                                                               1998                   1997
                                                                                          ------------             ------------
Cash flows from operating activities:
   Net income                                                                             $    907,479             $    159,993
   Adjustments to reconcile net income to cash used in
    operating activities:
   Depreciation and amortization                                                               103,875                   26,585
   Net accretion of discounts on purchased loan portfolios                                    (455,402)                (251,645)
   Provision for loan losses                                                                   160,000                   25,000
   Net amortization of investment securities premiums/discounts                                 39,880                   17,800
   Amortization of Class B common stock                                                           --                     54,280
   Net gains on sale of investment securities                                                  (48,524)                 (36,039)
   Increase in other assets                                                                 (2,317,619)                (396,600)
   Increase in other liabilities                                                               104,574                  109,085
                                                                                          ------------             ------------
     Net cash used in operating activities                                                  (1,505,737)                (291,541)
                                                                                          ------------             ------------

Cash flows from investing activities:
   Proceeds from sale of investment securities available-for-sale                            2,408,607                1,354,800
   Proceeds from sale of investment securities held-to-maturity                                   --                  1,001,250
   Proceeds from maturity or calls of investment securities available-for-sale               1,000,000                     --
   Proceeds from maturity or calls of investment securities held-to-maturity                 1,000,000                  500,000
   Purchase of investment securities available-for-sale                                    (13,544,279)              (4,330,435)
   Purchase of investment securities held-to-maturity                                       (3,140,004)              (2,946,188)
   Repayments of principal on investment securities held-to-maturity                           157,940                  379,574
   Repayments of principal on investment securities available-for-sale                            --                     65,144
   Purchase of FHLB Stock                                                                   (2,054,600)                (125,000)
   Cash of acquired entity                                                                        --                     44,810
   Net increase in loans                                                                   (23,365,480)              (4,008,807)
   Decrease in goodwill                                                                          2,928                   30,677
   Purchases of premises and equipment                                                        (675,378)                 (44,998)
                                                                                          ------------             ------------
     Net cash used in investing activities                                                 (38,210,266)              (8,079,173)
                                                                                          ------------             ------------

Cash flows from financing activities:
   Net increase in deposits                                                                 19,591,652               10,592,233
   Net increase (decrease) in other borrowed funds                                          17,923,007                 (845,000)
   Proceeds from private placement                                                           7,098,076                     --
   Increase in collateralized borrowings                                                        (4,117)                    --
                                                                                          ------------             ------------
     Net cash provided by financing activities                                              44,608,618                9,747,233
                                                                                          ------------             ------------

   Net increase in cash and cash equivalents                                                 4,892,615                1,376,519

   Cash and cash equivalents, beginning of period                                            4,808,437                4,214,186
                                                                                          ------------             ------------
   Cash and cash equivalents, end of period                                               $  9,701,052             $  5,590,705
                                                                                          ============             ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997 include the accounts of USABancShares, Inc. (the "Company") and its wholly-owned subsidiaries Peoples Thrift Savings Bank (the "Bank") and USACapital, Inc. ("USACapital"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of results to be anticipated for the full year.

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

3. COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. As discussed in note 2 above, the Company completed a private placement on February 13, 1998 issuing 769,231 shares of its Class A common stock. The average number of shares and dilutive potential shares have been restated to reflect the issuance of these shares.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

3. COMPUTATION OF PER SHARE EARNINGS - (Continued)

The following information was used in the computation of earnings per share on both a basic and diluted basis for the six and three month periods ended June 30, 1998 and 1997.

                                                                          Six Months Ended
                                                                               June 30,
                                                                --------------------------------
                                                                      1998                1997
Basic EPS Computation:
    Numerator - Net earnings                                     $  907,479            $159,993
    Denominator - Weighted average shares outstanding             1,396,043             803,205
                                                                 ----------            --------
Basic EPS                                                        $     0.65            $   0.20
                                                                 ==========            ========

Diluted EPS Computation:
    Numerator - Net earnings                                     $  907,479            $159,993
    Denominator - Weighted average shares outstanding             1,396,043             803,205
    Effect of dilutive securities                                   105,466                --
                                                                 ----------            --------
Diluted EPS                                                      $     0.60            $   0.20
                                                                 ==========            ========

                                                                         Three Months Ended
                                                                              June 30,
                                                                --------------------------------
                                                                      1998               1997
                                                                 ----------            --------
Basic EPS Computation:
    Numerator - Net earnings                                     $  494,904            $107,029
    Denominator - Weighted average shares outstanding             1,583,038             803,464
                                                                 ----------            --------
Basic EPS                                                        $     0.31            $   0.13
                                                                 ==========            ========

Diluted EPS Computation:
    Numerator - Net earnings                                     $  494,904            $107,029
    Denominator - Weighted average shares outstanding             1,583,038             803,464
    Effect of dilutive securities                                   137,654                --
                                                                 ----------            --------
Diluted EPS                                                      $     0.29            $   0.13
                                                                 ==========            ========

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

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

In June 1998, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards (SFAS) No. 133 ,"Accounting for Derivative Instruments and Hedging Activity." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No.133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No.133.

                      USABancShares, Inc. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1998

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

NET INCOME

The Company reported net earnings of $907,479, or $.54 per share, diluted, for the six months ended June 30, 1998, compared to $159,993, or $.27 per share for the six months ended June 30, 1997. The increase in net income was primarily the result of an increase in net interest income of $1.8 million, and an increase in non-interest income of $301,574. This was partially offset by an increase in the provision for loan losses of $135,000, an increase in non-interest expense of $795,924, and an increase in income tax expense of $462,152.

The Company reported net earnings of $494,904, or $.53 per share, diluted, for the three months ended June 30, 1998, compared to $107,029, or $.18 per share for the three months ended June 30, 1997. The increase in net income was primarily the result of an increase in net interest income of $1.2 million, and an increase in non-interest income of $96,440. This was partially offset by an increase in the provision for loan losses of $125,000, an increase in non-interest expense of $564,343, and an increase in income tax expense of $225,435.

INTEREST INCOME

Interest income increased 182.9% or $3.6 million to $5.5 million, for the six months ended June 30, 1998, compared to the same period in 1997. The increase in interest income was the result of an increase in interest income on loans, investment securities, and interest-bearing deposits of $2.9 million, $541,766, and $117,479, respectively. The increase in interest income on loans is due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on discounted loan pools purchased by the Bank since 1995. The discount associated with such discounted loan pools is recognized as a yield adjustment and is included as interest income using the interest method and applied on a loan-by-loan basis (to the extent that the timing and amount of cash flows can reasonably be determined). Any changes from these estimates could result in either an increase or decrease in accretion income. During the six months ended June 30, 1998, the Bank recognized $455,402 in accretion income associated with these discounted loan pools.

Interest income increased 215.5% or $2.2 million to $3.2 million, for the three months ended June 30, 1998, compared to the same period in 1997. The increase in interest income was the result of an increase in interest income on loans, investment securities, and interest-bearing deposits of $1.89 million, $307,785, and $55,197, respectively. The increase in interest income on loans is due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on discounted loan pools purchased by the Bank since 1995. The discount associated with such discounted loan pools is recognized as a yield adjustment and is included as interest income using the interest method and applied on a loan-by-loan basis (to the extent that the timing and amount of cash flows can reasonably be determined). Any changes from these estimates could result in either an increase or decrease in accretion income. During the three months ended June 30, 1998, the Bank recognized $197,112 in accretion income associated with these discounted loan pools.

INTEREST EXPENSE

Interest expense increased 179.7% or $1.7 million to $2.7 million, for the six months ended June 30, 1998, compared to the same period in 1997, due to higher volumes of new certificates of deposit, money market accounts, and FHLB Advances. The average cost of funds, including other borrowings, increased 0.27% to 5.71% for the six months ended June 30, 1998 compared to the same period in 1997. Interest expense increased 194.2% or $1.0 million to $1.5 million, for the three months ended June 30, 1998, compared to the same period in 1997, due to higher volumes of new certificates of deposit, Money market accounts, and FHLB Advances.

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

Net interest income for the six months ended June 30, 1998, increased $1.8 million, or 176.8%, to $2.8 million from $988,585 for the same period in 1997. Average interest-earning assets increased by $67.4 million, or 171.6%, to $106.7 million, for the six months ended June 30, 1998 compared to the same period in 1997. Average interest-bearing liabilities increased $59.2 million or 166.5% over the same period. The average net interest margin increased from 5.03% to 5.30%, during the period, due to the volume of interest-earning assets increasing at a faster rate than interest-bearing liabilities, and the average rate on interest-earning assets increasing at a faster rate than the average rate on interest-bearing liabilities. Net interest income for the three months ended June 30, 1998, increased $1.2 million, or 237.2%, to $1.7 million from $508,567 for the same period in 1997.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

                                                                                 Six Months Ended June 30,
                                                    --------------------------------------------------------------------------------
                                                                        1998                                 1997
                                                    ---------------------------------------   --------------------------------------

                                                       Average                      Average     Average                     Average
Assets:                                              Balance (1)      Interest       Rate      Balance (1)   Interest        Rate
                                                    ------------    ----------        ----    -----------    ----------       ----
Interest earning assets:
Loans                                               $ 67,832,605    $4,123,891       12.16%   $18,610,161    $1,206,521      12.97%
Investment securities                                 32,360,272     1,238,195        7.65%    18,722,683       696,429       7.44%
Interest-bearing deposits and other                    6,499,401       169,977        5.23%     1,951,192        52,498       5.38%
                                                    ------------    ----------        ----    -----------    ----------       ----
    Total earning assets                            $106,692,278    $5,532,063       10.37%   $39,284,036    $1,955,448       9.96%

Liabilities:
Deposits:
Passbook                                            $  1,789,834    $   23,276        2.60%   $ 1,936,722    $   24,105       2.49%
NOW accounts                                             937,254         9,454        2.02%     1,038,013         8,488       1.64%
Money Market accounts                                  2,319,207        75,801        6.54%          --            --         0.00%
Certificates of deposit                               75,738,000     2,212,747        5.84%    28,415,356       799,551       5.63%
Other borrowings                                      13,901,504       383,212        5.51%     4,136,667       134,719       6.51%
                                                    ------------    ----------        ----    -----------    ----------       ----
    Total interest-bearing liabilities              $ 94,685,799    $2,704,490        5.71%   $35,526,758    $  966,863       5.44%

Excess of interest earning assets over              ------------                              -----------
interest-bearing liabilities                        $ 12,006,479                              $ 3,757,278
                                                    ============    ----------                ===========    ----------
Net interest income                                                 $2,827,573                               $  988,585
                                                                    ==========                               ==========

Effective interest differential (spread)                                              4.66%                                   4.51%

                                                                                      ----                                    ----
Net yield on average interest earning assets                                          5.30%                                   5.03%
                                                                                      ====                                    ====

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


                                                                            Six Months Ended
                                                                     June 30, 1998 vs June 30, 1997
                                                  ----------------------------------------------------------
                                                           Increase or Decrease
                                                             Due to Change in
                                                  ----------------------------------                Total
                                                     Average                 Average               Increase
Rate/Volume Analysis                                 Volume                   Rate                (Decrease)
--------------------                                 ------                   ----                ----------
Variance in interest income on:
Interest-earning assets:
Loans                                             $ 2,987,695             $   (70,325)            $ 2,917,370
Investment securities                                 521,262                  20,504                 541,766
Interest-bearing deposits and other                   118,906                  (1,427)                117,479
                                                  -----------             -----------             -----------
    Total interest-earning assets                 $ 3,627,863             $   (51,249)            $ 3,576,615


Interest-bearing deposits:
Deposits:
Passbook                                          $    (2,029)            $     1,200             $      (829)
NOW accounts                                             (687)                  1,653                     966
Money Market accounts                                  75,801                    --                    75,801
Certificates of deposit                             1,381,423                  31,773               1,413,196
Other borrowings                                      265,782                 (17,289)                248,493
                                                  -----------             -----------             -----------
    Total interest-bearing liabilities            $ 1,720,290             $    17,337             $ 1,737,627

                                                  -----------             -----------             -----------
Change in net interest income                     $ 1,907,573             $   (68,586)            $ 1,838,988
                                                  -----------             -----------             -----------



PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, the provision for loan losses increased $135,000 during the six months ended June 30, 1998. The allowance for loan losses as a percentage of loans and leases outstanding was .90% at June 30, 1998, compared to 1.01% at December 31, 1997 and .99% at June 30, 1997. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant with respect to possible loan losses when compared to the entire loan portfolio. During the three months ended June 30, 1998 provision for loan losses increased $125,000 compared to the same period in 1997.

NON-INTEREST INCOME

Non-interest income increased $301,574 to $429,872, for the six months ended June 30, 1998, compared to the same period in 1997. The increase was primarily the result of commission income of $320,489 generated by the Company's brokerage subsidiary, USACapital, and an increase in the gain on sales of investment securities of $12,485. This was partially offset by a decrease in other non-interest income of $31,400.

Non-interest income increased $96,440 to $209,034, for the three months ended June 30, 1998, compared to the same period in 1997. The increase was primarily the result of commission income of $158,475 generated by the Company's brokerage subsidiary, USACapital. This was partially offset by a decrease in the gain on sales of investment securities of $20,293 and other non-interest income of $41,742.

NON-INTEREST EXPENSE

Non-interest expense increased 94.5%, or $795,924 to $1.6 million, for the six months ended June 30, 1998, compared to the same period in 1997. Compensation and benefits expense increased $185,093 due to the hiring of additional personnel. Occupancy expense increased $102,296 due to the costs associated with the opening of the Bank's headquarters branch in Center City, Philadelphia. Other expenses increased $508,535 as a result of the Bank's increased promotional efforts to attract new customers.

Non-interest expense increased 123.9%, or $564,343 to $1.0 million, for the three months ended June 30, 1998, compared to the same period in 1997. Compensation and benefits expense increased $112,955 due to the hiring of additional personnel. Occupancy expense increased 69,785 due to costs associated with the opening of the Bank's headquarters branch in Center City, Philadelphia. Other expenses increased $381,603 as a result of the Bank's increased promotional efforts to attract new customers.

INCOME TAX EXPENSE

Income tax expense increased $462,152 to $551,756, for the six months ended June 30, 1998, compared to the same period in 1997. Income tax expense increased $225,435 to $283,993, for the three months ended June 30, 1998, compared to the same period in 1997.

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $79.7 million at June 30, 1998 compared to $56.0 million at December 31, 1997. Loans receivable represented 59.2% of total assets and 88.3% of total deposits as of June 30, 1998 compared to 62.7% and 79.5%, respectively, at December 31, 1997. The following table summarizes the loan portfolio of the Bank by loan category and amount at June 30, 1998, compared to December 31, 1997:

(Dollars in thousands)                                   June 30,                                  December 31,
                                           --------------------------------          --------------------------------
                                               1998                    %                1997                     %
                                            -------                  ----              -------                  ----
Real estate                                 $76,316                  95.8%             $54,262                  96.9%
Commercial and industrial                       759                   1.0%               1,091                   1.9%
Other                                         3,536                   4.4%               1,694                   3.0%
                                            -------                  ----              -------                  ----
    Total loans                              80,611                 101.2%              57,047                 101.9%

Less:

    Loans in process                           --                     0.0%                 260                   0.5%
    Unearned income                             228                   0.3%                 217                   0.4%
    Allowance for loan losses                   720                   0.9%                 568                   1.0%
                                            -------                  ----              -------                  ----
    Net loans                               $79,663                 100.0%             $56,002                 100.0%
                                            =======                 =====              =======                 =====



On June 30, 1998, the net book value of nonaccrual loans was approximately $169,000 compared to $286,987 at December 31, 1997. These amounts represented nonaccrual balances on discounted commercial and residential real estate loans acquired by the Bank and not on balances originated directly by the Bank. There were no troubled debt restructured loans as of June 30, 1998. The Bank will recognize income on nonaccrual loans, on a cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended June 30, 1998, compared to December 31, 1997:


                                               1998                    1997
                                           ---------                ---------
Balance at beginning of year               $ 567,940                $ 182,079
   Provision for loan losses                 160,000                  415,000
   Loan losses                             $  (8,077)               $ (29,139)
                                           ---------                ---------
Balance at end of year                     $ 719,863                $ 567,940
                                           =========                =========

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at June 30, 1998, and December 31, 1997, respectively, for each major category of the Bank's investment securities:

                                                                                 June 30, 1998
                                              --------------------------------------------------------------------------------------

                                                                        Gross                  Gross                  Approximate
                                                 Amortized           Unrealized             Unrealized                  Fair
                                                    Cost               Gains                  Losses                    Value
                                               -----------              --------              -----                   -----------
Available-for-Sale
U.S. Government agency securities              $   250,000              $  1,250              $    --                 $   251,250
Equity and other securities                     18,903,522                  --                  247,126                18,656,396
                                               -----------              --------              ---------               -----------
  Total available-for-sale                     $19,153,522              $  1,250              $ 247,126               $18,907,646
                                               ===========              ========              =========               ===========


Held-to-Maturity
U.S. Government agency securities              $ 2,645,138              $   --                $ (23,761)              $ 2,621,377
Mortgage-backed securities                       6,146,183                46,525                   --                   6,192,708
Municipal securities                             3,162,997                79,020                   --                   3,242,017
Equity and other securities                      5,459,463               149,153                   --                   5,608,616
                                               -----------              --------              ---------               -----------
  Total held-to-maturity                       $17,413,781              $274,698              $ (23,761)              $17,664,718
                                               ===========              ========              =========               ===========

                                                                                 December 31, 1997
                                              --------------------------------------------------------------------------------------
                                                                        Gross                  Gross                  Approximate
                                                 Amortized           Unrealized             Unrealized                  Fair
                                                    Cost               Gains                  Losses                    Value
                                               -----------              --------              -----                   -----------
Available-for-Sale
U.S. Government agency securities              $ 1,243,139              $ 15,824              $    --                 $ 1,258,963
Equity and other securities                      7,636,598               150,461                 11,297                 7,775,762
                                               -----------              --------              ---------               -----------
  Total available-for-sale                     $ 8,879,737              $166,285              $  11,297               $ 9,034,725
                                               ===========              ========              =========               ===========

Held-to-Maturity
U.S. Government agency securities              $ 3,557,087              $   --                $  10,202               $ 3,546,885
Mortgage-backed securities                       6,306,384                50,074                   --                   6,356,458
Municipal securities                             3,162,576               100,831                   --                   3,263,407
Equity and other securities                      2,392,857                84,023                   --                   2,476,880
                                               -----------              --------              ---------               -----------
  Total held-to-maturity                       $15,418,904              $234,928              $  10,202               $15,643,630
                                               -----------              --------              ---------               -----------



                                       18

LIQUIDITY

The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 27.8% to $90.1 million at June 30, 1998, compared to $70.5 million as of December 31, 1997. The Bank has made a concerted effort to attract deposits in the market area served by the Bank through competitive pricing of its retail deposit products. Increases over the period were due to marketing efforts, and new business development programs initiated by the Company. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio.

                                                      June 30, 1998                               December 31, 1997
                                         ------------------------------------          ------------------------------
                                               Amount              Percent              Amount              Percent
                                               ------              -------              ------              -------
Demand                                   $   668,008                 0.74%           $   257,325                0.37%
NOW Accounts                               1,038,380                 1.15%               688,177                0.98%
Money Market Accounts                      2,252,000                 2.50%             4,801,606                6.81%
Passbook                                   1,716,078                 1.91%             2,018,768                2.86%
Certificates of deposit                   84,390,707                93.70%            62,707,645               88.97%
                                         -----------               ------            -----------              ------
                                         $90,065,173               100.00%           $70,473,521              100.00%
                                         ===========               ======            ===========              ======


The following table summarizes the maturity composition of certificates of deposit at June 30, 1998, compared to December 31, 1997:


                                                     June 30, 1998                               December 31, 1997
                                         -----------------------------------         --------------------------------
                                           1998                     %                  1997                      %
                                          ------                 -------              ------                  -------
Within one year                          $36,761,972                43.56%           $26,499,563               42.26%
Over one year through two years           19,766,846                23.42%            21,383,648               34.10%
Over two years through three years        20,384,361                24.15%             8,414,801               13.42%
Over three years through five years        6,245,401                 7.40%             4,733,566                7.55%
Over five years through ten years          1,232,127                 1.46%             1,676,067                2.67%
                                         -----------               ------            -----------              ------
                                         $84,390,707               100.00%           $62,707,645              100.00%
                                         ===========               ======            ===========              ======

Borrowed funds increased $17.9 million to $27.3 million at June 30, 1998, compared to $9.3 million as of December 31, 1997. This increase was primarily the result of the utilization of FHLB advances to fund earning-asset growth during the period. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

At June 30, 1998, the Bank's actual and required minimum capital ratios were as follows:


(Dollars in Thousands)                                                                                    To Be Well
                                                                                                       Capitalized Under
                                                                              For Capital              Prompt Corrective
For the Bank:                                   Actual:                   Adequacy Purposes:          Action Provisions:
-------------                            --------------------         -----------------------        --------------------
As of June 30, 1998:                     Amount        Ratio           Amount           Ratio        Amount         Ratio
                                         ------        -----           ------           -----        ------         -----
  Total Capital
    (to Risk Weighted Assets)           $ 13,255        13.4%         $ 7,888            8.0%         9,860         10.0%
  Tier I Capital
    (to Risk Weighted Assets)           $ 12,535        12.7%         $ 3,944            4.0%         5,916          6.0%
  Leverage                              $ 12,535         9.7%         $ 5,147            4.0%         6,434          5.0%
As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)            $ 5,315         7.9%         $ 5,400            8.0%         6,750         10.0%
  Tier I Capital
    (to Risk Weighted Assets)            $ 4,747         7.0%         $ 2,700            4.0%         4,050          6.0%
  Leverage                               $ 4,747         5.4%         $ 3,548            4.0%         4,435          5.0%


At June 30, 1998, the Company's actual and required minimum capital ratios were as follows:


(Dollars in Thousands)                                                        For Capital
For the Company:                                 Actual:                  Adequacy Purposes:
----------------                         -----------------------         ---------------------
As of June 30, 1998:                     Amount            Ratio         Amount         Ratio
                                         ------            -----         ------         -----
  Total Capital
    (to Risk Weighted Assets)          $ 13,912            13.3%        $ 8,383          8.0%
  Tier I Capital
    (to Risk Weighted Assets)          $ 13,192            12.6%        $ 4,192          4.0%
  Leverage                             $ 13,192             9.8%        $ 5,388          4.0%
As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)          $  5,752             8.5%        $ 5,431          8.0%
  Tier I Capital
    (to Risk Weighted Assets)          $  5,184             7.6%        $ 2,715          4.0%
  Leverage                             $  5,184             5.8%        $ 3,570          4.0%




RECENT EVENTS

On July 23, 1998, the Company's Board of Directors declared a 33% stock dividend, payable August 17, 1998 to stockholders of record as of August 3, 1998.

PART II

Item 1.        Legal Proceedings

               Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1998. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.        Changes in Securities

               None

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

Item 5.        Other Information

               Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

               (A)    Exhibits
                                                         Page No. in Sequential
               Exhibit No.                                  Numbering System
               -----------                                  ----------------

                3.    Articles and Bylaws                          *

               27.    Financial Data Schedule

               (B) On July 28, 1998 the Company filed an 8-K reporting the declaration of a 33% stock dividend, by the Company's Board of Directors, payable August 17, 1998 to stockholders of record as of August 3, 1998.

-------------------------------
* Incorporated by reference from the Registration Statement on Form SB-2 of the Company, as amended, Registration No. 00027244

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.






                                 USABANCSHARES, INC.


Date: August 13, 1998            By: /s/  Kenneth L. Tepper
                                     ----------------------------------
                                 Kenneth L. Tepper,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)




Date: August 13, 1998            By: /s/  David J. Torpey
                                     ----------------------------------
                                 David J. Torpey,
                                 Vice President and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)