Form 10QSB
period 1998-09-30
USABANCSHARES INC
filed 1998-11-17
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                        Commission file number 000-27244
                                               ---------

                               USABANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                          23-2806495
------------------------------                           ----------------------
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

Common Stock, $1.00 par value, outstanding on November 13, 1998: 2,105,441 shares Class B Common Stock, $.01 par value, outstanding on November 13, 1998:
10,000 shares

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                                     Page
                                                                                                         ----
               Item 1. Financial Statements

               Consolidated Balance Sheets                                                                3

               Consolidated  Statements of Income                                                         4

               Consolidated Statements of Comprehensive Income                                            5

               Consolidated Statements of Changes in Stockholders' Equity                                 6

               Consolidated Statements of Cash Flows                                                      7

               Notes to Consolidated Financial Statements                                                 8

               Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                  11

PART II        OTHER INFORMATION

               Item 1.       Legal Proceedings                                                            23

               Item 2.       Change in Securities                                                         23

               Item 3.       Defaults Upon Senior Securities                                              23

               Item 4.       Submission of Matters to a Vote of Security Holders                          23

               Item 5.       Other Information                                                            23

               Item 6.       Exhibits and Reports on Form 8-K                                             23

SIGNATURES                                                                                                24


                      USABancShares, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                            (unaudited)
                                                                             September             December 31,
                                                                               1998                    1997
                                                                             ---------             ------------
ASSETS
Cash and due from banks                                                   $   1,107,250          $     833,176
Interest-bearing deposits with banks                                          7,681,760              3,975,261
                                                                          -------------          -------------
    Cash and cash equivalents                                                 8,789,010              4,808,437
Securities available-for-sale                                                25,469,075              9,034,725
Securities held-to-maturity (fair value: 1998 - $16,857,236;
  1997 - $15,643,630)                                                        16,640,110             15,418,904
FHLB Stock                                                                    3,522,800                900,000
Loans receivable, net                                                        88,598,565             56,002,164
Premises and equipment, net                                                   1,856,109              1,152,789
Goodwill, net                                                                    70,703                 79,648
Other assets                                                                  6,045,460              1,929,309
                                                                          -------------          -------------

    Total assets                                                          $ 150,991,832          $  89,325,976
                                                                          =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                  $  98,563,661          $  70,473,521
Borrowed funds                                                               32,854,368              9,340,000
Collateralized borrowings                                                     4,198,808              3,297,942
Accrued expenses and other liabilities                                        2,023,166                848,730
                                                                          -------------          -------------
    Total liabilities                                                       137,640,003             83,960,193

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized  5,000,000 shares;
     no shares issued and outstanding                                              --                     --
Common stock, $1.00 par value; authorized  10,000,000 shares;
     1,997,204 shares issued and outstanding and 108,237 shares of
     converted and unissued Class B common stock                              2,105,441                813,807
Additional paid-in capital                                                   10,634,308              4,827,866
Accumulated earnings (deficit)                                                  798,614               (378,182)
Accumulated other comprehensive (loss) income - unrealized
    appreciation (depreciation) on securities available-for-sale               (186,534)               102,292
                                                                          -------------          -------------
    Total stockholders' equity                                               13,351,829              5,365,783
                                                                          -------------          -------------
        Total liabilities and stockholders' equity
                                                                          $ 150,991,832          $  89,325,976
                                                                          =============          =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                  Nine Months Ended September 30,   Three Months Ended September 30,
                                                                        1998             1997              1998              1997
                                                                    ----------        ----------        ----------        ----------
Interest income:
             Loans                                                  $6,520,236        $1,880,149        $2,396,346        $  673,628
             Investment securities                                   2,083,851         1,179,790           845,656           483,361
             Interest-bearing deposits and other                       266,672           121,882            96,694            69,384
                                                                    ----------        ----------        ----------        ----------
                 Total interest income                               8,870,759         3,181,821         3,338,696         1,226,373

Interest expense:
             Deposits                                                3,784,196         1,388,487         1,462,919           556,343
             Borrowed funds                                            774,618           183,928           391,405            49,208
                                                                    ----------        ----------        ----------        ----------
                 Total interest expense                              4,558,814         1,572,415         1,854,324           605,551

Net interest income                                                  4,311,945         1,609,406         1,484,372           620,822

Provision for loan losses                                              310,000            75,000           150,000            50,000
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision for loan losses                  4,001,945         1,534,406         1,334,372           570,822

Non-interest income:
             Gain on sales of investment securities                    126,518            45,162            77,994             9,123
             Brokerage operations                                      610,297              --             289,808              --
             Other                                                      93,612           234,199            32,752           141,940
                                                                    ----------        ----------        ----------        ----------
                 Total non-interest income                             830,427           279,361           400,554           151,063

Non-interest expense:
             Compensation and benefits                               1,226,492           616,713           625,498           200,813
             Occupancy                                                 268,340           134,626            82,768            51,350
             Other                                                   1,413,488           571,274           561,843           228,165
                                                                    ----------        ----------        ----------        ----------
                 Total non-interest expense                          2,908,320         1,322,613         1,270,109           480,328
                                                                    ----------        ----------        ----------        ----------

Earnings before income taxes                                         1,924,052           491,154           464,817           241,557

Taxes on income                                                        747,256           203,301           195,500           113,697
                                                                    ----------        ----------        ----------        ----------
Net earnings                                                        $1,176,796        $  287,853        $  269,317        $  127,860
                                                                    ==========        ==========        ==========        ==========

Earnings per share - basic                                          $     0.61        $     0.27        $     0.13        $     0.12
                                                                    ==========        ==========        ==========        ==========
Earnings per share - diluted                                        $     0.57        $     0.27        $     0.12        $     0.12
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

                      USABancShares, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                  -----------------------------------------
                                                                                       1998                        1997
                                                                                    -----------                 -----------
Net earnings                                                                        $ 1,176,796                 $   287,853
Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-for-sale:
        Unrealized holding gains (losses) arising during the period,
         net of taxes                                                                  (288,826)                     80,746
                                                                                    -----------                 -----------
Comprehensive income                                                                $   887,970                 $   368,599
                                                                                    ===========                 ===========

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                  -----------------------------------------
                                                                                       1998                        1997
                                                                                    -----------                 -----------

Net earnings                                                                        $   269,317                 $   127,860
Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-for-sale:
        Unrealized holding gains (losses) arising during the period,
         net of taxes                                                                   (30,244)                     68,838
                                                                                    -----------                 -----------
Comprehensive income                                                                $   239,073                 $   196,698
                                                                                    ===========                 ===========




                  The accompanying notes are an integral part of these consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1998
                                   (unaudited)

                                                                                                          Net
                                                                     Additional      Accumulated      unrealized
                                                        Common        paid-in          earnings      gain (loss) on
                                                        Stock         capital         (deficit)      AFS securities       Total
                                                    ------------    ------------     ------------    ---------------   ------------
Balances, December 31, 1997                              813,807    $  4,827,866     $   (378,182)    $    102,292     $  5,365,783

Issuance of common stock, net of offering
expenses of $363,579                                     769,231       6,367,190             --               --          7,136,421

Net unrealized loss on
securities available-for-sale                               --              --               --           (103,465)        (103,465)

Net income                                                  --              --            412,575             --            412,575
                                                    ------------    ------------     ------------     ------------     ------------
Balances, March 31, 1998                               1,583,038    $ 11,195,056     $     34,393     $     (1,173)    $ 12,811,314
                                                    ============    ============     ============     ============     ============
Offering expenses related to February 13,
1998 private placement                                      --           (38,345)            --               --            (38,345)

Net unrealized loss on
securities available-for-sale                               --              --               --           (155,117)        (155,117)

Net income                                                  --              --            494,904             --            494,904
                                                    ------------    ------------     ------------     ------------     ------------
Balances, June 30, 1998                                1,583,038    $ 11,156,711     $    529,297     $   (156,290)    $ 13,112,756
                                                    ============    ============     ============     ============     ============
Effect of 33% Common Stock Dividend                      522,403        (522,403)            --               --               --

Net unrealized loss on
securities available-for-sale                               --              --               --            (30,244)         (30,244)

Net income                                                  --              --            269,317             --            269,317
                                                    ------------    ------------     ------------     ------------     ------------
Balances, September 30, 1998                           2,105,441    $ 10,634,308     $    798,614     $   (186,534)    $ 13,351,829
                                                    ============    ============     ============     ============     ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                            USABancShares, Inc. and Subsidiaries
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                       -----------------------------------
                                                                                              1998                  1997
                                                                                        ------------          ------------
Cash flows from operating activities:
    Net income                                                                          $  1,176,796          $    287,853
    Adjustments to reconcile net income to cash used in
    operating activities:
    Depreciation and amortization                                                            155,884                40,351
    Net accretion of discounts on purchased loan portfolios                                 (871,524)             (340,229)
    Provision for loan losses                                                                310,000                75,000
    Net amortization of investment securities premiums/discounts                              44,798                30,902
    Amortization of Class B common stock                                                        --                  81,420
    Net gains on sale of investment securities                                              (137,761)              (45,162)
    Increase in other assets                                                              (4,116,151)           (1,563,972)
    Increase in other liabilities                                                          1,174,436               220,969
                                                                                        ------------          ------------
      Net cash used in operating activities                                               (2,263,522)           (1,212,868)
                                                                                        ------------          ------------

Cash flows from investing activities:
    Proceeds from sale of investment securities available-for-sale                         4,497,844             2,963,248
    Proceeds from sale of investment securities held-to-maturity                             450,000             1,001,250
    Proceeds from maturity or calls of investment securities available-for-sale            1,250,000             2,875,000
    Proceeds from maturity or calls of investment securities held-to-maturity              4,468,790             1,450,000
    Purchase of investment securities available-for-sale                                 (22,359,110)           (9,060,852)
    Purchase of investment securities held-to-maturity                                    (6,469,380)           (9,130,922)
    Repayments of principal on investment securities held-to-maturity                        310,437               444,581
    Repayments of principal on investment securities available-for-sale                         --                  93,041
    Purchase of FHLB Stock                                                                (2,622,800)             (350,000)
    Cash of acquired entity                                                                     --                  44,810
    Net increase in loans                                                                (32,034,887)          (17,029,648)
    Decrease in goodwill                                                                       8,945                45,823
    Purchases of premises and equipment                                                     (859,204)              (83,004)
                                                                                        ------------          ------------
      Net cash used in investing activities                                              (53,359,365)          (26,736,673)
                                                                                        ------------          ------------

Cash flows from financing activities:
    Net increase in deposits                                                              28,090,140            18,222,153
    Net increase in other borrowed funds                                                  23,514,368             7,155,000
    Proceeds from private placement                                                        7,098,076                  --
    Increase in collateralized borrowings                                                    900,876                  --
                                                                                        ------------          ------------
      Net cash provided by financing activities                                           59,603,460            25,377,153
                                                                                        ------------          ------------

    Net increase (decrease) in cash and cash equivalents                                   3,980,573            (2,572,388)

    Cash and cash equivalents, beginning of period                                         4,808,437             4,214,186
                                                                                        ------------          ------------

    Cash and cash equivalents, end of period                                            $  8,789,010          $  1,641,798
                                                                                        ============          ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 1998, and for the three and nine month periods ended September 30, 1998 and 1997 include the accounts of USABancShares, Inc. (the "Company") and its wholly-owned subsidiaries BankPhiladelphia (the "Bank") and USACapital, Inc. ("USACapital"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of results to be anticipated for the full year.

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

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

3. COMPUTATION OF PER SHARE EARNINGS - (Continued)

The following information was used in the computation of earnings per share on both a basic and diluted basis for the nine and three month periods ended September 30, 1998 and 1997.

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                           ---------------------------
                                                                              1998              1997
                                                                           ----------       ----------
Basic EPS Computation:
    Numerator - Net earnings                                               $1,176,796       $  287,853
    Denominator - Weighted average shares outstanding                       1,940,548        1,065,027
                                                                           ----------       ----------
Basic EPS                                                                  $     0.61       $     0.27
                                                                           ==========       ==========

Diluted EPS Computation:
    Numerator - Net earnings                                               $1,176,796       $  287,853
    Denominator - Weighted average shares outstanding                       1,940,548        1,065,027
    Effect of dilutive securities                                             139,548               --
                                                                           ----------       ----------
Diluted EPS                                                                $     0.57       $     0.27
                                                                           ==========       ==========


                                                                                Three Months Ended
                                                                                   September 30,
                                                                           ---------------------------
                                                                              1998              1997
                                                                           ----------       ----------
Basic EPS Computation:
    Numerator - Net earnings                                               $  269,317       $  127,860
    Denominator - Weighted average shares outstanding                       2,105,441        1,070,142
                                                                           ----------       ----------
Basic EPS                                                                  $     0.13       $     0.12
                                                                           ==========       ==========


Diluted EPS Computation:
    Numerator - Net earnings                                               $  269,317       $  127,860
    Denominator - Weighted average shares outstanding                       2,105,441        1,070,142
    Effect of dilutive securities                                             159,826               --
                                                                           ----------       ----------
Diluted EPS                                                                $     0.12       $     0.12
                                                                           ==========       ==========

                      USABancShares, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

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

                      USABancShares, Inc. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1998

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

YEAR 2000 ("Y2K") COMPLIANCE

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs using two digits rather than four to define the year. Any of the Company's programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its mission critical systems for the year 2000 will be completed in early 1999.

Regarding the Company, computer systems are used to perform financial calculations, track deposits and loan payments, transfer funds and make direct deposits. The primary processing of the Company's loan and deposit transactions is performed by Intrieve Incorporated, a third-party data processing vendor. Computer software and computer chips also are used to run security systems, communications networks and other essential bank equipment. Because of its reliance on these systems (including those used by its third-party data processing vendor), the Company is following a comprehensive process to assure that such systems are ready for the Year 2000 date change. To become Y2K compliant the Company is following guidelines suggested by federal bank regulatory agencies. A description of each of the steps and the status of the Company's efforts in completing the steps is as follows:

o The Company has formed a Year 2000 committee that has investigated the problem and its potential impact on the Company's systems.

o An independent consulting firm has been engaged to assist the Company in development of its approach to becoming Y2K compliant. This phase also includes education of the Company's employees and customers about Y2K issues. The awareness and understanding phase of this step has been completed.

o The bank has identified all potentially affected systems. This step has included a review of all-major information technology and non-information technology systems to determine how Y2K issues affect them. An inventory has been prepared of all vendors who render services to the Company.

o The Company has completed its assessment of which systems and equipment are most prone to placing the Company at risk if they are not Y2K compliant.

o A Y2K project team has developed an inventory of its vendors, an inventory of actions to be taken identification of the team members responsible for completion of each action, a completion timetable and a project tracking methodology. Significant vendors have been requested to advise the Company in writing of their Y2K readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Y2K compliant. This step is substantially complete. Responses from certain vendors have not yet been received.

o The Company's third party data processing servicer as well as vendors who provide significant technology-related services has modified their systems to become Y2K compliant. The Company has developed scripts involving typical transactions to test the proper functioning of the modified systems. It has also arranged for repair or replacement of equipment programs affected by Y2K issues. Most of the testing and corrections has taken place. This step is expected to be completed by the end of 1998. The monitoring of certain vendors will continue into 1999.

o The Bank is preparing a bank wide contingency plan for how the Company would resume business if unanticipated problems arise from non-performance by vendors. Such plans are expected to be completed in the first quarter of 1999.

The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory or enforcement actions. The company plans to expense $20,000.00 for the year ending December 31, 1998, and expects to incur additional costs through 1998 and 1999 to become Y2K compliant. It does not expect such costs to be material to the operating expenses of the Company. Some of the costs are not expected to be incremental to the Company, but rather represent new equipment and software that would otherwise be purchased in the normal course of the Company's business. The Company presently believes the Y2K issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not completed in a satisfactory and timely manner by third parties on which the Company is dependent, or other unforeseen problems arise, the Y2K issue could potentially have an adverse effect on the operations of the Company.

NET INCOME

The Company reported net earnings of $1.2 million, or $.61 per share, diluted, for the nine months ended September 30, 1998, compared to $287,853, or $.27 per share for the nine months ended September 30, 1997. The increase in net income was primarily the result of an increase in net interest income of $2.7 million, and an increase in non-interest income of $551,066. This was partially offset by an increase in the provision for loan losses of $235,000, an increase in non-interest expense of $1.6 million, and an increase in income tax expense of $543,955.

The Company reported net earnings of $269,317, or $.13 per share, diluted, for the three months ended September 30, 1998, compared to $127,860, or $.12 per share, diluted, for the three months ended September 30, 1997. The increase in net income was primarily the result of an increase in net interest income of $863,550, and an increase in non-interest income of $249,491. This was partially offset by an increase in the provision for loan losses of $100,000, an increase in non-interest expense of $789,781, and an increase in income tax expense of $81,803.

INTEREST INCOME

Interest income increased 178.8% or $5.7 million to $8.9 million, for the nine months ended September 30, 1998, compared to the same period in 1997. The increase in interest income was the result of an increase in interest income on loans, investment securities, and interest-bearing deposits of $4.6 million, $904,061, and $144,790, respectively. The increase in interest income on loans is due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on discounted loan pools purchased by the Bank since 1995. The discount associated with such discounted loan pools is recognized as a yield adjustment and is included as interest income using the interest method and applied on a loan-by-loan basis (to the extent that the timing and amount of cash flows can reasonably be determined). Any changes from these estimates could result in either an increase or decrease in accretion income. During the nine months ended September 30, 1998, the Bank recognized $871,524 in accretion income associated with these discounted loan pools.

Interest income increased 172.2% or $2.1 million to $3.3 million, for the three months ended September 30, 1998, compared to the same period in 1997. The increase in interest income was the result of an increase in interest income on loans, investment securities, and interest-bearing deposits of $1.7 million, $362,295, and $27,310, respectively. The increase in interest income on loans is due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on discounted loan pools purchased by the Bank since 1995. The discount associated with such discounted loan pools is recognized as a yield adjustment and is included as interest income using the interest method and applied on a loan-by-loan basis (to the extent that the timing and amount of cash flows can reasonably be determined). Any changes from these estimates could result in either an increase or decrease in accretion income. During the three months ended September 30, 1998, the Bank recognized $416,122 in accretion income associated with these discounted loan pools.

INTEREST EXPENSE

Interest expense increased 189.9% or $3.0 million to $4.6 million, for the nine months ended September 30, 1998, compared to the same period in 1997, due to higher volumes of new certificates of deposit, money market accounts, and FHLB Advances. The average cost of funds, including other borrowings, increased 0.10% to 5.58% for the nine months ended September 30, 1998 compared to the same period in 1997. Interest expense increased 206.2% or $1.2 million to $1.8 million, for the three months ended September 30, 1998, compared to the same period in 1997, due to higher volumes of new certificates of deposit, Money market accounts, and FHLB Advances.

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

Net interest income for the nine months ended September 30, 1998, increased $2.7 million, or 167.9%, to $4.3 million from $1.6 million for the same period in 1997. Average interest-earning assets increased by $71.1million, or 166.6%, to $113.7 million, for the nine months ended September 30, 1998 compared to the same period in 1997. Average interest-bearing liabilities increased $70.7 million or 184.6% over the same period. The average net interest margin increased from 5.03% to 5.06%, during the period, due to the average rate on interest-earning assets increasing at a faster rate than the average rate on interest-bearing liabilities. Net interest income for the three months ended September 30, 1998, increased $863,550, or 139.1%, to $1.5 million from $620,822 for the same period in 1997.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

                                                                           Nine Months Ended September 30,
                                            ------------------------------------------------------------------------------------
                                                                1998                                        1997
                                            ------------------------------------------    --------------------------------------

                                               Average                        Average     Average                        Average
Assets:                                      Balance (1)        Interest        Rate     Balance (1)     Interest          Rate
                                             -----------        --------        ----     -----------     --------          ----
Interest earning assets:
Loans                                       $ 72,300,365     $  6,520,236       12.02%  $ 19,896,501    $  1,880,149       12.60%
Investment securities                         35,565,744        2,083,851        7.81%    19,661,783       1,179,790        8.00%
Interest-bearing deposits and other            5,828,511          266,672        6.10%     3,079,363         121,882        5.28%
                                            ------------     ------------       -----   ------------    ------------       -----
    Total earning assets                    $113,694,620     $  8,870,759       10.40%  $ 42,637,647    $  3,181,821        9.95%

Liabilities:
Deposits:
Passbook                                    $  1,704,812     $     33,302        2.60%  $  1,938,644    $     35,643        2.45%
NOW accounts                                   1,043,412           17,901        2.29%     2,103,059          37,403        2.37%
Money Market accounts                          2,517,020           33,772        1.79%          --              --          0.00%
Certificates of deposit                       84,595,494        3,699,221        5.83%    30,475,981       1,315,441        5.76%
Other borrowings                              19,097,184          774,618        5.41%     3,770,000         183,928        6.50%
                                            ------------     ------------       -----   ------------    ------------       -----
    Total interest-bearing liabilities      $108,957,922     $  4,558,814        5.58%  $ 38,287,684    $  1,572,415        5.48%


Excess of interest earning assets over      ------------                                ------------
interest-bearing liabilities                $  4,736,697                                $  4,349,963
                                            ============     ------------               ============    ------------
Net interest income                                          $  4,311,945                               $  1,609,406
                                                             ============                               ============

Effective interest differential (spread)                                         4.82%                                      4.47%
                                                                                -----                                      -----

Net yield on average interest earning assets                                     5.06%                                      5.03%
                                                                                =====                                      =====


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

                                                                            Nine Months Ended
                                                                 September 30, 1998 vs September 30, 1997
                                                       ----------------------------------------------------------
                                                              Increase or Decrease
                                                                Due to Change in
                                                       ----------------------------------             Total
                                                         Average                Average              Increase
Rate/Volume Analysis                                      Volume                 Rate               (Decrease)
------------------------------------------             ------------            ----------         ---------------
Variance in interest income on:
Interest-earning assets:
Loans                                                 $ 4,721,930              $ (81,843)           $ 4,640,087
Investment securities                                     931,164                (27,103)               904,061
Interest-bearing deposits and other                       123,258                 21,532                144,790
                                                      -----------              ---------            -----------
    Total interest-earning assets                     $ 5,776,352              $ (87,414)           $ 5,688,938




Interest-bearing deposits:
Deposits:
Passbook                                                 $ (4,856)               $ 2,515               $ (2,341)
NOW accounts                                              (18,223)                (1,279)               (19,502)
Money Market accounts                                      33,772                      -                 33,772
Certificates of deposit                                 2,366,333                 17,447              2,383,780
Other borrowings                                          616,245                (25,554)               590,691
                                                      -----------              ---------            -----------
    Total interest-bearing liabilities                $ 2,993,270               $ (6,871)           $ 2,986,400


                                                      -----------              ---------            -----------
Change in net interest income                         $ 2,783,082              $ (80,543)           $ 2,702,539
                                                      ===========              =========            ===========



PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, the provision for loan losses increased $310,000 during the nine months ended September 30, 1998. The allowance for loan losses as a percentage of loans and leases outstanding was .93% at September 30, 1998, compared to 1.01% at December 31, 1997 and .74% at September 30, 1997. Management believes that the allowance for loan losses, which is a general reserve, is adequate to cover actual and potential losses in the loan portfolio under current conditions. Management is not aware of any significant risks in the current loan portfolio due to concentrations of loans within any particular industry, nor of any separate types of loans within a particular category of non-performing loans that are unusually significant with respect to possible loan losses when compared to the entire loan portfolio. During the three months ended September 30, 1998 provision for loan losses increased $100,000 compared to the same period in 1997.

NON-INTEREST INCOME

Non-interest income increased $551,066 to $830,427, for the nine months ended September 30, 1998, compared to the same period in 1997. The increase was primarily the result of commission income of $610,297 generated by the Company's brokerage subsidiary, USACapital, and an increase in the gain on sales of investment securities of $81,356. This was partially offset by a decrease in other non-interest income of $140,587.

Non-interest income increased $249,491 to $400,554, for the three months ended September 30, 1998, compared to the same period in 1997. The increase was primarily the result of commission income of $289,808 generated by the Company's brokerage subsidiary, USACapital, and an increase in the gain on sales of investment securities of $68,871. This was partially offset by a decrease in other non-interest income of $109,188.

NON-INTEREST EXPENSE

Non-interest expense increased 119.9%, or $1.6 million to $2.9 million, for the nine months ended September 30, 1998, compared to the same period in 1997. Compensation and benefits expense increased $609,779 due to the hiring of additional personnel. Occupancy expense increased $133,714 due to the costs associated with the opening of the Bank's headquarters branch in Center City, Philadelphia. Other expenses increased $842,214 as a result of the Bank's increased promotional efforts to attract new customers.

Non-interest expense increased 164.4%, or $789,781 to $1.3 million, for the three months ended September 30, 1998, compared to the same period in 1997. Compensation and benefits expense increased $424,685 due to the hiring of additional personnel. Occupancy expense increased 31,418 due to costs associated with the opening of the Bank's headquarters branch in Center City, Philadelphia. Other expenses increased $333,678 as a result of the Bank's increased promotional efforts to attract new customers.

INCOME TAX EXPENSE
Income tax expense increased $543,955 to $747,256, for the nine months ended September 30, 1998, compared to the same period in 1997. Income tax expense increased $81,803 to $195,500, for the three months ended September 30, 1998, compared to the same period in 1997.

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $88.6 million at September 30, 1998 compared to $56.0 million at December 31, 1997. Loans receivable represented 58.7% of total assets and 89.8% of total deposits as of September 30, 1998 compared to 62.7% and 79.5%, respectively, at December 31, 1997. The following table summarizes the loan portfolio of the Bank by loan category and amount at September 30, 1998, compared to December 31, 1997:

(Dollars in thousands)                              September 30,                            December 31,
                                             ----------------------------              -----------------------------
                                              1998                     %                1997                     %
                                             ------                 -----               ------                 -----
Real estate                                 $84,961                  95.9%             $54,262                  96.9%
Commercial and industrial                       832                   0.9%               1,091                   1.9%
Other                                         3,878                   4.4%               1,694                   3.0%
                                            -------                 -----              -------                 -----

    Total loans                              89,671                 101.2%              57,047                 101.9%

Less:

    Loans in process                             --                   0.0%                 260                   0.5%
    Unearned income                             238                   0.3%                 217                   0.4%
    Allowance for loan losses                   835                   0.9%                 568                   1.0%
                                            -------                 -----              -------                 -----
    Net loans                               $88,598                 100.0%             $56,002                 100.0%
                                            =======                 =====              =======                 =====


On September 30, 1998, the net book value of nonaccrual loans was approximately $2.0 million compared to $286,987 at December 31, 1997. These amounts represented nonaccrual balances on discounted commercial and residential real estate loans acquired by the Bank and not on balances originated directly by the Bank. There were no troubled debt restructured loans as of September 30, 1998. The Bank will recognize income on nonaccrual loans, on a cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended September 30, 1998, compared to December 31, 1997:

                                            1998                 1997
                                          --------             --------
Balance at beginning of year
  Provision for loan losses               $567,940             $182,079
  Loans losses                             310,000              415,000
                                          $(43,263)            $(29,139)
                                          --------             --------
Balance at September 30, 1998             $834,677             $567,940
                                          ========             ========

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at September 30, 1998, and December 31, 1997, respectively, for each major category of the Bank's investment securities:

                                                                          September 30, 1998
                                             ---------------------------------------------------------------------------
                                                                      Gross               Gross            Approximate
                                                 Amortized          Unrealized          Unrealized            Fair
                                                   Cost               Gains               Losses              Value
                                             ----------------   ----------------    -----------------   ----------------
Available-for-Sale
Equity and other securities                     25,769,936                -               300,861          25,469,075
                                              ------------          ---------           ---------        ------------
  Total available-for-sale                    $ 25,769,936          $     -             $ 300,861        $ 25,469,075
                                              ============          =========           =========        ============



Held-to-Maturity
U.S. Government agency securities             $  1,203,659            $ 3,841                            $  1,207,500
Mortgage-backed securities                       6,052,993             42,795                 -             6,095,788
Municipal securities                             3,164,933             91,499                 -             3,256,432
Equity and other securities                      6,218,525             78,991                 -             6,297,516
                                              ------------          ---------           ---------        ------------
  Total held-to-maturity                      $ 16,640,110          $ 217,126           $     -          $ 16,857,236
                                              ============          =========           =========        ============



                                                                          December 31, 1997
                                             ---------------------------------------------------------------------------
                                                                      Gross               Gross            Approximate
                                                 Amortized          Unrealized          Unrealized            Fair
                                                   Cost               Gains               Losses              Value
                                             ----------------   ----------------    -----------------   ----------------
Available-for-Sale
U.S. Government agency securities             $  1,243,139          $  15,824           $     -          $  1,258,963
Equity and other securities                      7,636,598            150,461              11,297           7,775,762
                                              ------------          ---------           ---------        ------------
  Total available-for-sale                    $  8,879,737          $ 166,285           $  11,297        $  9,034,725
                                              ============          =========           =========        ============


Held-to-Maturity
U.S. Government agency securities             $  3,557,087          $     -             $  10,202        $  3,546,885
Mortgage-backed securities                       6,306,384             50,074                 -             6,356,458
Municipal securities                             3,162,576            100,831                 -             3,263,407
Equity and other securities                      2,392,857             84,023                 -             2,476,880
                                              ------------          ---------           ---------        ------------
  Total held-to-maturity                      $ 15,418,904          $ 234,928           $  10,202        $ 15,643,630
                                              ============          =========           =========        ============


LIQUIDITY

The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 39.9% to $98.6 million at September 30, 1998, compared to $70.5 million as of December 31, 1997. The Bank has made a concerted effort to attract deposits in the market area served by the Bank through competitive pricing of its retail deposit products. Increases over the period were due to marketing efforts, and new business development programs initiated by the Company. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio.

                                                                   September 30, 1998                    December 31, 1997
                                                               ---------------------------          ---------------------------
                                                                 Amount            Percent             Amount           Percent
                                                               -----------         -------          -----------         -------
Demand                                                         $ 1,432,987           1.45%          $   257,325           0.37%
NOW Accounts                                                     1,126,903           1.14%              688,177           0.98%
Money Market Accounts                                            2,159,421           2.19%            4,801,606           6.81%
Passbook                                                         1,743,975           1.77%            2,018,768           2.86%
Certificates of deposit                                         92,100,375          93.45%           62,707,645          88.97%
                                                               -----------         ------           -----------         ------
                                                               $98,563,661         100.00%          $70,473,521         100.00%
                                                               ===========         ======           ===========         ======

The following table summarizes the maturity composition of certificates of deposit at September 30, 1998, compared to December 31, 1997:

                                                                 September 30, 1998                     December 31, 1997
                                                               ---------------------------          ---------------------------
                                                                  1998                %                  1997                %
                                                               -----------         -------            -----------         -------
Within one year                                                $37,814,454          41.05%            $26,499,563          42.26%
Over one year through two years                                 20,968,120          22.77%             21,383,648          34.10%
Over two years through three years                              18,623,767          20.22%              8,414,801          13.42%
Over three years through five years                             13,628,986          14.80%              4,733,566           7.55%
Over five years                                                  1,065,048           1.16%              1,676,067           2.67%
                                                               -----------         ------             -----------         -------
                                                               $92,100,375         100.00%            $62,707,645         100.00%
                                                               ===========         ======             ===========         ======

Borrowed funds increased $23.5 million to $32.8 million at September 30, 1998, compared to $9.3 million as of December 31, 1997. This increase was primarily the result of the utilization of FHLB advances to fund earning-asset growth during the period. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

At September 30, 1998, the Bank's actual and required minimum capital ratios were as follows:

(Dollars in Thousands)
                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                           For Capital           Prompt Corrective
For the Bank:                                     Actual:               Adequacy Purposes:        Action Provisons:
-------------                             ----------------------       -------------------       -----------------
As of September 30, 1998:                  Amount          Ratio       Amount        Ratio       Amount      Ratio
                                          -------          -----       ------        -----       ------      -----
  Total Capital
    (to Risk Weighted Assets)             $13,230          11.5%       $9,210         8.0%       11,512      10.0%
  Tier I Capital
    (to Risk Weighted Assets)             $12,395          10.8%       $4,605         4.0%        6,907       6.0%
  Leverage                                $12,395           8.6%       $5,775         4.0%        7,219       5.0%
As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)             $ 5,315           7.9%       $5,400         8.0%        6,750      10.0%
  Tier I Capital
    (to Risk Weighted Assets)             $ 4,747           7.0%       $2,700         4.0%        4,050       6.0%
  Leverage                                $ 4,747           5.4%       $3,548         4.0%        4,435       5.0%

At September 30, 1998, the Company's actual and required minimum capital ratios were as follows:

(Dollars in Thousands)                                                        For Capital
For the Company:                                      Actual:              Adequacy Purposes:
----------------                             ----------------------      ----------------------
As of September 30, 1998:                     Amount         Ratio        Amount         Ratio
                                             --------       -------      --------       -------
  Total Capital
    (to Risk Weighted Assets)                $ 14,117        11.6%        $ 9,747         8.0%
  Tier I Capital
    (to Risk Weighted Assets)                $ 13,282        10.9%        $ 4,873         4.0%
  Leverage                                   $ 13,282         8.8%        $ 6,040         4.0%
As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets)                $  5,752         8.5%        $ 5,431         8.0%
  Tier I Capital
    (to Risk Weighted Assets)                $  5,184         7.6%        $ 2,715         4.0%
  Leverage                                   $  5,184         5.8%        $ 3,570         4.0%

RECENT EVENTS

As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and in the Company's Current Report on Form 8-K dated July 28, 1998, the Company's Board of Directors declared a 33% stock dividend on July 23, 1998 payable to stockholders of record as of August 3, 1998. The dividend was paid on August 17, 1998.

PART II

Item 1.  Legal Proceedings

                  Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at September 30, 1998. From time to time, the Company is party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.  Other Information

                  Notice Relating to Shareholder Proposals under Rule 14a-4

                  A shareholder of the Company may wish to have a proposal presented at the 1999 Annual Meeting of Shareholders, but not have such proposal included in the Company's proxy statement and form of proxy relating to that meeting. If notice of any such proposal is not received by the Company at the address appearing on the first page of this Report by May 26, 1999 then such proposal shall be deemed "untimely" for purposes of Rule 14a-4(c) promulgated under the Exchange Act and, Therefore, the Company will have the right to exercise discretionary voting authority with respect to such proposal.

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






                                  USABANCSHARES, INC.


Date: November 13, 1998           By:/s/  Kenneth L. Tepper
                                     -------------------------------
                                  Kenneth L. Tepper,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date: November 13, 1998           By:/s/  David J. Torpey
                                     ----------------------------------
                                  David J. Torpey,
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)