Form 10QSB/A
period 1998-09-30
USABANCSHARES INC
filed 1999-01-29
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                      USABancShares, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                  Nine Months Ended September 30,   Three Months Ended September 30,
                                                                        1998             1997              1998              1997
                                                                    ----------        ----------        ----------        ----------
Interest income:
             Loans                                                  $6,520,236        $1,880,149        $2,396,346        $  673,628
             Investment securities                                   2,083,851         1,179,790           845,656           483,361
             Interest-bearing deposits and other                       266,672           121,882            96,694            69,384
                                                                    ----------        ----------        ----------        ----------
                 Total interest income                               8,870,759         3,181,821         3,338,696         1,226,373

Interest expense:
             Deposits                                                3,784,196         1,388,487         1,462,919           556,343
             Borrowed funds                                            774,618           183,928           391,405            49,208
                                                                    ----------        ----------        ----------        ----------
                 Total interest expense                              4,558,814         1,572,415         1,854,324           605,551

Net interest income                                                  4,311,945         1,609,406         1,484,372           620,822

Provision for loan losses                                              310,000            75,000           150,000            50,000
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision for loan losses                  4,001,945         1,534,406         1,334,372           570,822

Non-interest income:
             Gain on sales of investment securities                    126,518            45,162            77,994             9,123
             Brokerage operations                                      610,297              --             289,808              --
             Other                                                      93,612           234,199            32,752           141,940
                                                                    ----------        ----------        ----------        ----------
                 Total non-interest income                             830,427           279,361           400,554           151,063

Non-interest expense:
             Compensation and benefits                               1,226,492           616,713           625,498           200,813
             Occupancy                                                 268,340           134,626            82,768            51,350
             Other                                                   1,413,488           571,274           561,843           228,165
                                                                    ----------        ----------        ----------        ----------
                 Total non-interest expense                          2,908,320         1,322,613         1,270,109           480,328
                                                                    ----------        ----------        ----------        ----------

Earnings before income taxes                                         1,924,052           491,154           464,817           241,557

Taxes on income                                                        747,256           203,301           195,500           113,697
                                                                    ----------        ----------        ----------        ----------
Net earnings                                                        $1,176,796        $  287,853        $  269,317        $  127,860
                                                                    ==========        ==========        ==========        ==========

Earnings per share - basic                                          $     0.60        $     0.27        $     0.13        $     0.12
                                                                    ==========        ==========        ==========        ==========
Earnings per share - diluted                                        $     0.50        $     0.27        $     0.12        $     0.12
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

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                           ---------------------------
                                                                              1998              1997
                                                                           ----------       ----------
Basic EPS Computation:
    Numerator - Net earnings                                               $1,176,796       $  287,853
    Denominator - Weighted average shares outstanding                       1,948,261        1,065,027
                                                                           ----------       ----------
Basic EPS                                                                  $     0.60      $     0.27
                                                                           ==========       ==========

Diluted EPS Computation:
    Numerator - Net earnings                                               $1,176,796       $  287,853
    Denominator - Weighted average shares outstanding                       1,948,261        1,065,027
    Effect of dilutive securities                                               5,693               --
                                                                           ----------       ----------
Diluted EPS                                                                $     0.60       $     0.27
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

NET INCOME

The Company reported net earnings of $1.2 million, or $.60 per share, diluted, for the nine months ended September 30, 1998, compared to $287,853, or $.27 per share for the nine months ended September 30, 1997. The increase in net income was primarily the result of an increase in net interest income of $2.7 million, and an increase in non-interest income of $551,066. This was partially offset by an increase in the provision for loan losses of $235,000, an increase in non-interest expense of $1.6 million, and an increase in income tax expense of $543,955.

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