Form 10KSB
period 1998-12-31
USABANCSHARES INC
filed 1999-03-31
CIK 945532

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

       (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1998
                               -----------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the transition period from___________ to ___________

Commission file number 000-27244
                       -------------------

                               USABANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Pennsylvania                            23-2806495
---------------------------------------     ------------------------------------
       (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
        Incorporation or Organization)

    1535 Locust Street, Philadelphia, PA                  19102
----------------------------------------    ------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

                                 (215) 569-4200
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


        Securities registered pursuant to Section 12(b) of the Act: None.


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $1.00 par value
--------------------------------------------------------------------------------
                                (Title of Class)


         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  __X__  NO ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         The Issuer's revenues for its most recent fiscal year were $13.1 million.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 1999 was $14,353,611, based on the average of the closing bid and asked prices of the Registrant's Class A common stock as reported by the Nasdaq SmallCap Market.

         As of March 24, 1999 the Issuer had outstanding 2,007,392 shares of Class A common stock and 10,000 shares of Class B common stock (which are convertible into 108,230 shares of Class A Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be utilized in connection with the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                               USABANCSHARES, INC.

                                   Form 10-KSB

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I

Item 1.    Description of Business.........................................................................     2
Item 2.    Description of Property.........................................................................    20
Item 3.    Legal Proceedings...............................................................................    20
Item 4.    Submission of Matters to a Vote of Security Holders.............................................    20

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........................................    21
Selected Financial and Other Data..........................................................................    22
Item 6.    Management's Discussion and Analysis............................................................    24
Risk Factors...............................................................................................    32
Item 7.    Financial Statements............................................................................    38
Item 8.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................................    38

PART III


Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.............................................................    38
Item 10.   Executive Compensation..........................................................................    38
Item 11.   Security Ownership of Certain Beneficial Owners and Management..................................    38
Item 12.   Certain Relationships and Related Transactions..................................................    38
Item 13.   Exhibits, List and Reports on Form 8-K..........................................................    38
Financial Statements and Report of Independent Certified
  Public Accountants.......................................................................................   F-1

                           FORWARD LOOKING STATEMENTS


         Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

         Important factors that may cause actual results to differ from projections include, for example,

         o general economic conditions, including their impact on capital expenditures;

         o    business conditions in the financial services industry;

         o    the regulatory environment;

         o rapidly changing technology and evolving banking industry standards;

         o competitive factors, including increased competition with community, regional and national financial institutions;

         o    new services and products offered by competitors; and

         o    price pressures.

                                     PART I

Item 1. Description of Business.


General

         USABancShares, Inc. (the "Corporation") is a Pennsylvania corporation headquartered in Philadelphia, Pennsylvania and was organized in November 1995 in order to facilitate the acquisition of People's Thrift Savings Bank, which changed its name to "BankPhiladelphia" in July 1998 (the "Bank"). The Bank, which is the primary business of the Corporation, has operated as a community-based financial institution for over 110 years. The Bank was originally organized in 1887 as a mutual building and loan association and converted to a Pennsylvania-chartered stock savings bank in December 1990. Since the Corporation's acquisition of the Bank in November 1995, the Corporation has experienced rapid growth which was fueled primarily by the purchase of loan pools at a discount from a wide variety of sources. Recently, these sources consist primarily of private sector sellers and, to a lesser extent, governmental agencies. The Corporation has historically funded its loan growth primarily through certificates of deposit and, to a lesser extent, advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"). The Corporation expects growth to continue as the Bank leverages its deposit inflows into new loan originations with continued purchases of pools of loans at a discount, consisting primarily of performing loans secured by single-family residential, multi-family residential and commercial properties. From December 31, 1995 through December 31, 1998, the Corporation's total assets, net loans receivable, deposits and stockholders' equity have increased by $139.3 million, $95.1 million, $93.6 million and $8.9 million or 540%, 1,359%, 450% and 189%, respectively. At December 31, 1998, the Corporation had total assets of $165.1 million, net loans receivable of $102.1 million, total deposits of $114.4 million and total stockholders' equity of $13.6 million.

Strategy

         The Corporation's business strategy focuses on achieving attractive returns consistent with the Corporation's risk management objectives. The Corporation seeks to implement this strategy by: (i) aggressively growing the Bank's loan portfolio through the acquisition of loan pools at a discount, together with an increasing emphasis on loan originations; (ii) expanding the Bank's retail franchise through new branch openings and pursuing strategic acquisition opportunities; (iii) making a substantial investment in the Bank's management, data processing systems and internal controls while at the same time enhancing the Bank's policies, procedures and credit risk management functions in order to support the Bank's ongoing growth strategy; (iv) reducing funding costs through the attraction of lower cost transaction accounts; (v) maintaining a community focus and capitalizing on recent consolidation within the Bank's primary market area; and (vi) improving operating efficiency by reducing the level of non-interest expense relative to interest-earning assets.

Market Area and Competition

         The Bank's primary market area encompasses the greater Delaware Valley, which is served by several major commercial banks such as First Union, PNC Bank and Mellon Bank as well as a number of mid-sized commercial banks, savings banks and thrifts such as Commerce Bank, Jefferson Bank, Royal Bank, Progress Bank, Prime Bank and Crusader Savings Bank, and other small community banks and thrifts.

         The Bank encounters strong competition both in attracting deposits and in originating loans. Its most direct competition for deposits comes from financial institutions in its market area as well as brokerage operations and mutual funds. The Bank's direct competition for originated loans comes from small to mid-size financial institutions located in the greater Delaware Valley, while its most direct competition for purchased loans comes from local and national companies in the business of acquiring loans. The Bank expects continued strong competition in the foreseeable future, including increased competition from a number of growing mid-size regional banks in the Bank's market area. The Bank competes for savings deposits by offering depositors a higher level of personal service and a range of competitively priced financial services. The Bank competes for loan originations and purchases by pricing its products competitively and by providing superior customer service.

         Based upon statistics provided by the Federal Reserve Bank of Philadelphia, as of December 31, 1998, there were 116 different banking institutions operating approximately 1,500 branch offices and having total deposits of approximately $76.4 billion within the Philadelphia banking market as identified by the Federal Reserve Bank of

Philadelphia. Three of such institutions had approximately 77% of deposits in the Philadelphia banking market. As of December 31, 1998, the Bank had approximately .15% of deposits in the Philadelphia banking market and .22% of deposits in the two counties in which the Bank maintains branches.

Lending Activities

         Loan Portfolio. The principal components of the Bank's loan portfolio are first mortgage loans secured by residential real estate and commercial real estate and, to a much lesser extent, home equity loans, passbook and other consumer loans and commercial business loans. At December 31, 1998, the Bank's total loans receivable, net amounted to $102.1 million, which represented 61.8% of the Corporation's $165.1 million in total assets at that date.

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio as of the dates indicated.

                                                                      At December 31,
                                              -----------------------------------------------------------------
(Dollars in Thousands)                                   1998                                   1997
                                              --------------------------           ----------------------------
Real estate(1)(2)....................          $102,076             98.8%             $54,262             95.1%
Commercial business (3)..............               986              1.0                1,091              1.9
Consumer(4)..........................               243              0.2                1,694              3.0
                                              ---------       ----------            ---------           ------
Total loans receivable...............           103,305            100.0%              57,047            100.0%
                                                              ==========                                ======
Less
   Loans in process..................                --                                   260
   Deferred loan fees................               116                                   217
   Allowance for loan losses.........             1,051                                   568
                                               --------                              --------
Net loans receivable.................          $102,138                              $ 56,002
                                               ========                              ========

--------------------------

(1) Consists of loans secured by single-family residential, multi-family residential and commercial real estate.
(2) At December, 31, 1998, a majority of the Bank's real estate loans consisted of loans secured by multi-family residential and commercial real estate.
(3) Consists primarily of inventory and working capital loans.
(4) Consists primarily of home equity loans and installment loans.

         Loan Maturity. The following table sets forth the maturity or period of repricing of the Bank's loan portfolio at December 31, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due. The table does not include the effect of future principal prepayments.

                                         Within 1        1-3          3-5          5-15         Beyond
       (Dollars In Thousands)              Year         Years        Years         Years       15 years        Total
                                           ----         -----        -----         -----       --------        -----
Real estate (1):                           $13,200      $11,837       $23,028      $19,143       $34,868      $102,076
Commercial business(2)...............           --           --            --          986            --           986
Consumer (3).........................           --           --           243           --            --           243
                                         ---------     --------     ---------    ---------     ---------      --------
     Total loans receivable..........    $  13,200     $ 11,837      $ 23,271     $ 20,129      $ 34,868      $103,305
                                         =========     ========     =========    =========     =========      ========

-----------------------------

(1) Consists of loans secured by single-family residential, multi-family residential and commercial real estate.
(2) Consists primarily of inventory and working capital loans.
(3) Consists primarily of home equity loans and installment loans.

         Origination, Purchase and Sale of Loans. The lending activities of the Bank are subject to the underwriting policies and loan origination and purchase procedures established by the Board of Directors and management. Loan originations are derived from a number of sources, such as existing customers, the Bank's loan officers, borrowers, builders, attorneys, walk-in customers and correspondent lenders. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income and credit standing. In the case of a real estate loan, an appraiser approved by the Bank appraises the real estate intended to collateralize the proposed loan. An underwriter checks the loan application file for accuracy and completeness, and verifies the information provided. If the appraisal and credit information generally comply with the Bank's underwriting guidelines, the loan is approved by the Board of Directors. The Bank has not delegated to any of its loan officers approval authority and all loan originations are required to be approved by the Board of Directors. For multi-family residential and commercial real estate loans, the Bank requires that the borrower provide operating statements, pro forma cash flow statements and, if applicable, rent rolls. In addition, the Bank reviews the borrower's credit standing and expertise in owning and managing the type of property that will collateralize the loan. Fire and casualty insurance, and in certain cases, flood insurance, are required on the property serving as collateral at the time the loan is made and throughout the term of the loan.

         The Bank's internal originations consist primarily of multi-family residential and commercial real estate loans. Although the Bank will and does originate single-family residential and consumer loans, such originations have historically been made as an accommodation to the Bank's customers and such loans are generally not emphasized by the Bank. In addition, although commercial business loans have also historically not been a major line of business for the Bank, the Bank's current business focus is to increase its emphasis on small business commercial loan originations.

         Since December 1995, the Bank has been supplementing its originations with purchases of loan pools at a discount. Such purchases have been the primary factor in the Bank's substantial growth since 1995. Prior to 1997, the Bank acquired loans at a discount, generally from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation, primarily in auctions of pools of loans acquired by such agencies from the large number of financial institutions which had failed during the late 1980s and early 1990s. Although governmental agencies, such as the FDIC, continue to be a potential source of loans at a discount, in recent periods the Bank has obtained discounted loans primarily from various private sector sellers, such as banks, savings institutions, mortgage companies and insurance companies which generally were seeking to eliminate a loan or a category of loans from their portfolio.

         At December 31, 1998, the Bank's net discounted loan portfolio amounted to $51.7 million or 31.3% of the Corporation's total assets. These loans had a face value of $57.0 million, reflecting a discount of $5.3 million or 9.3%. The Bank's discounted loan portfolio is secured by residential and commercial real estate properties. At December 31, 1998, management believes that approximately 59% and 41% of its discounted loan portfolio was secured by residential and commercial properties, respectively.

         Substantially all of the loans purchased by the Bank at a discount were performing in accordance with their terms at the time of purchase. The Bank has developed and maintains a proprietary model to determine what management believes to be the appropriate purchase price to be paid for a discounted loan pool. The discount is determined based on objective and subjective criteria. The objective criteria includes geographic location, loan-to-value ratio, collateral type, past payment performance, and the term and structure of the loan. The subjective criteria relies on senior management's substantial experience with respect to the acquisition and management of discounted real estate loans.

         Real estate loans generally are acquired in pools, although multi-family residential and commercial real estate loans may be acquired individually. These pools generally are acquired in auctions or competitive bid circumstances in which the Corporation faces substantial competition. Although many of the Corporation's competitors have access to greater capital and have other advantages, the Corporation believes that it has a competitive advantage relative to many of its competitors as a result of its experience in acquiring and managing loans purchased at a discount and the strategic relationships and contacts which it has developed in connection with these activities.

         Prior to making an offer to purchase a portfolio of loans, the Corporation conducts an extensive investigation and evaluation of the loans in the portfolio. Evaluations of potential loans are conducted primarily by the Corporation's senior management who specialize in the analysis of such loans. The Corporation's employees may use third parties to assist them in conducting an evaluation of the value of the collateral property as well as to assist them in the evaluation and verification of information and the gathering of other information not previously made available by the potential seller.

         Although the Bank focuses on acquiring loans in the Mid-Atlantic region, the Bank has acquired loans secured by real estate located in a number of other states including Texas, Florida and California. The Bank believes that the relatively broad geographic distribution of its discounted loan portfolio reduces the risks associated with concentrating such loans in limited geographic areas and that due to its expertise and the Bank's policies and procedures, the geographic diversity of its discounted loan portfolio does not place greater burdens on the Bank's ability to administer and, if applicable, service such loans.

         One-to-Four Family Residential Mortgage Lending. The Bank has historically not been an active originator of single-family residential loans and such loans have generally been originated as an accommodation to the Bank's customers. These loans are generally made to borrowers who, because of the size of the loan, prior credit problems, the absence of a credit history or other factors, are unable to qualify as borrowers for a single-family residential loan under Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines ("conforming loans"). As a result, these loans are not eligible for resale in the secondary mortgage market. Loans to non-conforming borrowers are perceived by the Bank's management as being advantageous to the Bank because they generally have higher interest rates and origination and servicing fees and generally lower loan-to-value ratios.

         Substantially all of the Bank's one-to-four family residential loans have been acquired through loan purchases. A majority of these loans are located outside of the greater Delaware Valley. Although the Bank's purchased single-family residential loans carry a variety of terms, management believes the majority of such loans have loan-to-value ratios of 80% or below and carry fixed rates of interest. The Bank generally attempts to acquire the servicing rights with respect to purchased single-family residential loans, which includes collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. However, the Bank may on occasion purchase such loans where the seller retains the servicing rights. At December 31, 1998, the Bank held in its portfolio approximately $22.0 million of loans which were being serviced by others.

         The Bank currently offers fixed rate one-to-four family mortgage loans with terms typically ranging from 15 to 30 years. One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's one-to-four family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Bank's mortgage loans has decreased significantly due to the unprecedented volume of refinancing activity. Accordingly, estimates of the average length of time that one-to-four family loans may remain outstanding cannot be made with any degree of accuracy.

         The Bank is permitted under applicable law to lend up to 100% of the appraised value of the real property securing a residential loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will generally only lend up to 80% of the appraised value of the property securing a single-family residential loan.

         From time to time, the Bank will originate loans for the construction of single-family residential properties. Such loans may be made to individuals or builders. The Bank does not expect to emphasize construction lending in the near term and at December 31, 1998, the Bank had no construction loans outstanding.

         Multi-family Residential Real Estate and Commercial Real Estate Lending. The Bank's lending activities currently emphasize the origination and acquisition of loans secured by existing multi-family residential and commercial properties. As of December 31, 1998, over a majority of the Bank's real estate loan portfolio consisted of loans secured by multi-family residential and commercial properties. The Bank has generally targeted higher quality, smaller multi-family residential and commercial real estate loans with principal balances up to its legal lending limit.

         The Bank's multi-family residential loans are secured by multi-family properties of five units or more, while the Bank's commercial real estate loans are secured primarily by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space and strip shopping centers and mixed-used commercial properties. At December 31, 1998, substantially all of the properties securing the Bank's multi-family residential and commercial real estate loans were located in the greater Delaware Valley. The Bank will presently originate multi-family residential and commercial real estate loans for terms of up to 25 years. Some of these loans contain call or repayment option features within three to seven years after origination. The Bank will originate such loans on both a fixed-rate or adjustable-rate basis, with the latter based on an applicable prime rate. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is generally 80%. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 1.1 to 1.0 on originated loans and at least 1.0 to 1.0 on acquired loans. It is also the Bank's general policy to seek additional protection, such as secondary collateral and personal guarantees from the principals of the borrowers, to mitigate any weaknesses identified in the underwriting process.

         Loans collateralized by multi-family residential and commercial real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multi-family real estate is typically dependent upon the successful operation of the related property. If the cash flow from the project is reduced, the borrower's ability to repay the loan can become impaired. At December 31, 1998, $1.1 million of the Bank's commercial real estate loans were classified as non-performing. As of such date, a significant portion of the Bank's non-performing commercial real estate loans was comprised of one purchased loan.

         Commercial Business Loans. The Bank originates commercial business loans consisting primarily of lines of credit and term loans secured by equipment and accounts receivable. At December 31, 1998, commercial business loans totaled $986,000 or 1.0%, of the Bank's total loan portfolio. In addition, all of the Bank's commercial business loans which are secured by real estate have been classified as commercial real estate loans. Currently, the Bank is placing greater emphasis on the origination of commercial business loans and, in connection with the expansion of its community banking franchise, the Bank is currently in the process of hiring additional commercial business lenders. Commercial business loans generally have shorter terms and higher interest rates than mortgage loans because of the type and nature of the collateral. At December 31, 1998, none of the Bank's commercial business loans were classified as non-performing.

         Consumer Loans. The Bank originates consumer loans consisting principally of loans secured by deposit accounts and marketable securities, and home improvement, personal and automobile loans. At December 31, 1998, consumer loans totaled $243,000, or 0.02%, of the Bank's total loan portfolio. The Bank offers consumer loans as a service to its customers. Consumer loans are offered primarily on a fixed-rate basis with maturities generally of less than ten years. Consumer loans entail greater credit risk than do residential mortgage loans but have smaller balances and tend to have higher interest rates. At December 31, 1998, none of the Bank's consumer loans were classified as non-performing.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using the interest method over the contractual life of the loan. Fees deferred are recognized as income immediately upon prepayment of the related loan. At December 31, 1998, the Bank had $116,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, the principal repayments on such loans, and competitive conditions in the real estate market that reflect the demand and availability of money. In addition to loan origination fees, the Bank also receives loan fees and service charges that consist primarily of deposit transaction account service charges and late charges.

         Loans to One Borrower. Current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments). At December 31, 1998, the Bank's regulatory limit on loans to one borrower was $2.1 million and its five largest loans or groups of loans to one borrower, including related entities, aggregated $1.9 million, $1.9 million, $1.8 million, $1.8 million and $1.8 million. All five of these loans or loan concentrations were secured by multi-family residential or commercial real estate and were performing in accordance with their terms at December 31, 1998.

Asset Quality

         Collection Procedures. The Bank's collection procedures provide that when a loan is 16 days past due, a computer generated late charge notice is sent to the borrower requesting payment of the amount due under the loan, plus a late charge. If such delinquency continues, on the first day of the next month, a delinquent notice is mailed advising the borrower of the violation of the terms of the loan. A representative of the Bank attempts to contact borrowers whose loans are more than 30 days past due. If such attempts are unsuccessful, the Bank will engage counsel to facilitate the collection process. A delinquent loan report is presented to the Board of Directors on a regular basis for their review. Historically, the Bank has instituted legal action on loans 90 days past due. It is sometimes necessary and desirable to arrange special repayment schedules with borrowers to prevent foreclosure or filing for bankruptcy. The schedule is prepared by the Bank pursuant to discussions with the borrower and reviewed by the Board of Directors.

         Delinquent Loans and Non-performing Assets. Loans are reviewed on a monthly basis. Loans are typically placed on nonaccrual status when either principal or interest is 90 days or more past due. Delinquent loans are charged off when it appears no longer reasonable or probable that the loan will be collected. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is deemed other real estate owned ("OREO") until such time as it is sold. When OREO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed, or obtained, by management and any subsequent decline in fair market value is charged to operations. The Bank had no OREO as of December 31, 1997. At December 31, 1998, OREO totaled $66,000 and consisted of one parcel of commercial real estate.

         The following table sets forth information with respect to the Bank's delinquent loans at December 31, 1998. At December 31, 1998, the Bank had no delinquent consumer loans.

                                                        Balance          Number
                                                        -------          ------
         (Dollars in Thousands)

Residential real estate (1):
   Loans 30 to 89 days delinquent................       $1,272               28
   Loans 90 or more days delinquent..............          818               20
                                                         -----            -----
     Total.......................................        2,090               48
                                                         -----            -----
Commercial real estate:
   Loans 30 to 89 days delinquent................          382                2
   Loans 90 or more days delinquent..............        1,138                5
                                                        ------            -----
     Total.......................................        1,520                7
                                                        ------            -----
Commercial business loans:.......................
   Loans 30 to 89 days delinquent................           --               --
   Loans 90 or more days delinquent..............           58                1
                                                        ------            -----
     Total.......................................           58                1
                                                        ------            -----
Total delinquent loans ..........................       $3,668               56
                                                        ======            =====

----------------------
(1) Consists solely of loans secured by single-family residential real estate.

         The following table presents information on the Corporation's non-performing assets at the dates indicated. The Corporation did not have any troubled debt restructurings at any of the dates presented.

(Dollars in thousands)                                                               December 31,
                                                                     ---------------------------------------------
                                                                             1998                      1997
                                                                     --------------------       ------------------
Non-accruing loans:
   Residential real estate(1)....................................         $  666                    $   258
   Commercial real estate........................................          1,138(2)                      --
   Commercial business...........................................             --                         29
   Consumer......................................................             --                         --
                                                                         -------                    -------
       Total.....................................................          1,804                        287
                                                                         -------                    -------
Accruing loans greater than 90 days delinquent...................            152                         --
                                                                         -------                    -------
       Total non-performing loans(3).............................          1,956                        287
                                                                         -------                    -------
Other real estate owned (4)......................................             66                         --
                                                                         -------                    -------
Total non-performing assets......................................         $2,022                    $   287
                                                                         =======                    =======
Total non-performing loans, net of discount, as a
  percentage of total loans, net of discount.....................           1.89%                      0.50%
                                                                         =======                    =======
Total non-performing assets, net of discount, as a
  percentage of total assets, net of discount....................           1.22%                      0.32%
                                                                         =======                    =======

---------------
(1) Consists solely of loans secured by single-family residential real estate.
(2) The significant increase in non-performing commercial real estate loans during the year ended December 31, 1998 was due, in large part, to a single acquired loan. Management believes that this loan does not present a significant risk of loss to the Bank on the basis of a current appraisal on the real estate securing the loan, the loan-to-value ratio thereon, as well as the purchase discount and specific reserve applied to such loan.
(3) All of the Corporation's non-performing loans as of December 31, 1998 consisted of acquired loans.
(4) Consists of one parcel of commercial real estate.

         The interest income that would have been recorded during the year ended December 31, 1998 if the Bank's non-accrual loans at the end of such period had been current in accordance with their terms during such period was $140,000.

         Classification of Assets. Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "special mention," "substandard," "doubtful," or "loss" assets. In analyzing loans for purchase as well as for purposes of the Bank's loan classification, management has placed increased emphasis on the payment history of the obligor and, to a lesser extent, the purchase discount associated with a specific loan. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 30-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss.

         The following table sets forth the aggregate amount of the Bank's special mention and classified assets at December 31, 1998:

(Dollars in thousands)

         Special mention......................................           $  422
         Substandard..........................................            1,500
         Doubtful ............................................              211
         Loss.................................................               --
                                                                         -------
         Total special mention and classified assets..........            2,133
         Other real estate owned.............................                66
                                                                         -------
         Total special mention and classified assets,
           including other real estate owned..................           $2,199
                                                                         =======

         Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the probable losses that may be incurred. The Bank's method of determining provisions for loan losses is based partially on the Pennsylvania Banking Department's (the "Department") and the FDIC's Allowance for Loan and Lease Loss Guidelines, and partially on an in-house asset classification policy. The policy provides for the monthly evaluation of concentrations of credit, past loan experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of collateral, delinquencies and other factors.

         The asset classifications are reviewed monthly by senior management with respect to the loan portfolio and the adequacy of the allowance for loan losses. Based upon that review, management determines whether any loans require the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans for which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. Other factors considered by management include the site and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management also prepares a summary classifying all delinquent loans and non-homogenous loans as special mention, substandard, doubtful or loss. Management then recommends the general allowance for loan losses in part based on past experience, and in part based on specified loan balances within each classification.

         Based on the recommendation of management, the Board of Directors makes determinations as to any reserves and changes to the provision for loan losses and allowance for loan losses. Both general and specific loan loss allowances are charged against earnings; however, general loan loss allowances are added back to capital in computing total risk-based capital under Department and FDIC regulations, subject to certain limitations.

         The Bank will continue to monitor the allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as conditions indicate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in the loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by the Department and the FDIC as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the applicable regulator.

         The following table sets forth activity in the Bank's allowance for loan losses at or for the specified periods.

                                                                                     At or for the Year
                                                                                      Ended December 31,
                                                                                 ---------------------------
(Dollars in Thousands)                                                           1998                   1997
                                                                                 ----                   ----

Total loans outstanding................................................       $103,305                 $57,047
Average loans outstanding..............................................         78,797                  26,421
Allowance balance (at beginning of period).............................            568                     182
Provision for loan losses..............................................            510                     415
Charge offs, net of recoveries.........................................             27                      29
                                                                              --------                 -------
Allowance balance (at end of period)...................................       $  1,051                 $   568
                                                                              ========                 =======
Allowance for loan losses as a percent of
     total loans, net of discount, at end of period....................           1.02%                   1.01%
                                                                              ========                 =======
Allowance for loan losses as a percent of total
    non-performing loans, net of discount, at end of period........              53.72%                 197.96%
                                                                              ========                 =======
Allowance for loan losses and purchase discount
    as a percentage of total loans.....................................           5.85%                   8.88%
                                                                              ========                 =======
Net loans charged off as a percent of average loans outstanding........           0.03%                   0.11%
                                                                              ========                 =======


    The following tables set forth the Bank's percentage of allowance for loan losses to total allowance for loan losses and the percentage of loans to total loans in each of the categories listed at the dates indicated:

                                              At December 31, 1998                            At December 31, 1997
                                   -------------------------------------------    ----------------------------------------------


                                             Percentage of   Percentage of Loans                               Percentage of Loans
(Dollars in Thousands)                          Allowance     in Each Category                                   in Each Category
                                                to Total            to                     Percentage of Allowance       to
                                   Amount      Allowance        Total Loans         Amount   to Total Allowance    Total Loans
                                   ------      ---------        -----------         ------   ------------------  ---------------
Balance of allowance for loan
losses at end of period applicable
to:
Real estate.....................     $1,037       98.7%             98.8%             $528           93.0%               95.1%
Commercial business.............         11        1.0               1.0                30            5.3                 1.9
Consumer........................          3        0.3               0.2                10            1.7                 3.0
                                     ------      -----             -----              ----          -----               -----
    Total ......................     $1,051      100.0%            100.0%             $568          100.0%              100.0%
                                     ======      =====             =====              ====          =====               =====

Investment Activities

         The Corporation's securities portfolio is managed by the President and the Chief Financial Officer (the "Investment Officers") in accordance with a written Investment Policy of the Board of Directors which addresses strategies, types and levels of allowable investments.

         At December 31, 1998, the Corporation's securities portfolio amounted to $44.1 million or 26.7% of the Corporation's total assets. The Corporation's investment portfolio is comprised of trust preferred securities, mortgage-backed securities, U.S. Government agency securities, corporate and municipal obligations and equity securities. At December 31, 1998, the Corporation's trust preferred securities amounted to $24.9 million, mortgage-backed securities amounted to $8.3 million, equity securities (consisting of common stock of a local financial institution, a self-service photocopy business, stock in the Bank's computer vendor and a financial institution managed fund) equaled $1.9 million, financial institution debt obligations totaled $4.6 million, corporate and municipal obligations amounted to $3.2 million, and U.S. Government agency securities amounted to $1.2 million.

         Securities are classified by management as either available for sale or held to maturity based upon the Corporation's intent and ability to hold such securities. Securities available for sale include debt and equity securities that are held for an indefinite period of time and are not intended to be held to maturity. Securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other factors related thereto. Securities available for sale are carried at fair value, and unrealized gains and losses (net of related tax effects) on such securities are excluded from earnings but are included in stockholders' equity. Upon realization, such gains and losses will be included in the Corporation's earnings. Investment securities and mortgage-backed securities, other than those designated as available for sale, are comprised of debt securities that the Bank has the affirmative intent and ability to hold to maturity. Securities held to maturity are carried at cost, and are adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities.

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Bank has maintained a portfolio of liquid assets that exceeds regulatory requirements. The Bank's Asset Liability Management Committee generally meets on a monthly basis to decide, based on market levels and conditions, current economic data, political and regulatory information, and internal needs, whether any alterations need to be made to the Bank's investment portfolio. Based on the parameters of the Bank's Investment Policy, the Bank endeavors to diversify its holdings through the purchase of medium-term and long-term, fixed-rate and variable-rate instruments, which provide both an adequate return and moderate risk. All investment decisions are made by the Investment Officers of the Corporation in accordance with the Investment Policy and Asset Liability Management Committee guidelines.

         The Corporation's securities portfolio composition is designed to provide a liquid portfolio yet maximize yield on a risk adjusted basis. The process by which management decides to acquire debt instruments, trust preferred securities and corporate and municipal obligations is similar to that of underwriting a loan. Management evaluates the potential credit risk associated with these types of investment instruments by becoming familiar with the institution, its earnings history, its ability to meet its debt obligation and, if possible, by meeting its management team. The trust preferred securities are fixed-rate long-term obligations with a weighted average yield of 9.21% as of December 31, 1998. The trust preferred securities are obligations of primarily non-rated financial institutions located throughout the United States, and thus there is a limited market in which to purchase and sell these securities. As long-term instruments, this portfolio is also subject to interest rate risk. If interest rates were to rise, these securities would lose value and require the Corporation to reflect a charge to its equity.

         The Bank's investments include mortgage-backed securities, which represent an interest in, or are collateralized by, pools of mortgage loans originated by private lenders that have been grouped by various governmental, government-related or private organizations. Mortgage-backed securities generally enhance the quality of the Bank's assets by virtue of the insurance or guarantees that back such securities, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Investments in mortgage-backed securities, however, may involve risks not present with mortgage loans. Specifically, mortgage-backed securities are subject to the risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. Like mortgage loans, there is also reinvestment risk associated with the cash flows from such securities in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At December 31, 1998, $1.8 million, or 21.7%, of the Bank's total mortgage-backed securities portfolio of $8.3 million had adjustable interest rates. Management is seeking to increase its portfolio of adjustable-rate mortgage-backed securities. The Bank's mortgage-backed securities are primarily pass-through securities, which provide the Bank with payments consisting of both principal and interest as mortgage loans in the underlying mortgage pool are paid off by the borrowers. The average maturity of pass-through mortgage-backed securities varies with the maturities of the underlying mortgage instruments and with the occurrence of unscheduled prepayments of those mortgage instruments.

         The following tables present the book values and estimated market values at December 31, 1998 and December 31, 1997, for each major category of the Corporation's investment securities:

                                                                    December 31, 1998
                                      -----------------------------------------------------------------------------
(Dollars in Thousands)                    Amortized     Gross Unrealized    Gross Unrealized    Approximate Fair
                                            Cost              Gains               Losses              Value
                                        -----------     ----------------    ----------------    ------------------
Available-for-Sale:
   Mortgage-backed securities            $  2,628                  --                 (8)            $  2,620
   Corporate obligations                    1,322                  13                (89)               1,246
   Trust preferred securities and
     other securities (1).........         24,944                 243               (664)              24,523
                                         --------        ------------             -------            --------
   Total available-for-sale.......        $28,894        $        256             $ (761)            $ 28,389
                                         ========        ============             =======            ========
Held-to-Maturity:
   U.S. Government agency
    securities.....................      $  1,201        $          1             $   --             $  1,202
   Mortgage-backed securities.....          5,650                 104                 (1)               5,753
   Municipal securities...........          3,166                  69                 --                3,235
   Trust preferred securities and
     other securities (1).........          5,738                  79                (56)               5,761
                                         --------        ------------             -------            --------
     Total held-to-maturity.......       $ 15,755        $        253             $  (57)            $ 15,951
                                         ========        ============             =======            ========



                                                                    December 31, 1997
                                       ----------------------------------------------------------------------------
                                           Amortized     Gross Unrealized    Gross Unrealized    Approximate Fair
(Dollars in Thousands)                       Cost             Gains               Losses              Value
                                       -------------     ----------------    ----------------    ----------------
Available-for-Sale:
   U.S. Government agency                 $  1,243               $  16                $ --              $1,259
     securities.....................
   Trust preferred securities.......         6,737                 150                 (11)              6,876
                                          --------               -----                ----              ------
     Total available-for-sale.......      $  7,980                $166                $(11)             $8,135
                                          ========               =====                ====              ======
Held-to-Maturity:
   U.S. Government agency
     securities.....................      $  3,557               $  --                $(10)            $ 3,547
   Mortgage-backed securities.......         6,306                  50                  --               6,356
   Municipal securities.............         3,163                 101                  --               3,264
   Trust preferred securities
     and other securities (1).......         2,393                  84                  --               2,477
                                          --------               -----                ----             -------
     Total held-to-maturity.........      $ 15,419               $ 235                $(10)            $15,644
                                          ========               =====                ====             =======

------------------------------------

(1) Trust preferred securities and other securities are primarily comprised of trust preferred securities of financial institutions located throughout the United States. At December 31, 1998, the Bank held $22.6 million of trust preferred securities available-for-sale and $2.3 million held-to-maturity. Also included in the available-for-sale category was approximately $1.9 million of equity securities consisting of equity securities of a local financial institution and a self-service photocopy business, equity securities of the Bank's computer vendor and a financial institution managed fund. At December 31, 1997, trust preferred securities held to maturity totaled $500,000. The remaining $1.9 million in the held to maturity category at such date consisted of debt instruments of financial institutions on the East Coast of the United States. The Corporation does not hold more than $2.0 million of trust preferred securities of any one issuer.

         The following table shows the contractual maturity of the Corporation's investment securities portfolio at December 31, 1998:


(Dollars in Thousands)                                    Available-for-Sale                      Held-to-Maturity
                                              -------------------------------------   -------------------------------------
                                                                           Weighted                                Weighted
                                               Amortized     Approximate    Average    Amortized     Approximate    Average
                                                 Cost         Fair Value     Yield       Cost         Fair Value     Yield
                                              ----------     -----------   --------   ----------     -----------   --------
Due after one year through five years......     $ 1,246        $ 1,170       11.92%    $ 2,001         $ 2,015       7.31%
Due after five years through ten years.....         816            770        9.88       2,635           2,581       7.90
Due after ten years........................      22,312         21,996        9.61       5,479           5,613       7.06
Mortgage-backed securities.................       2,628          2,620        7.00       5,640           5,742       6.59
Equity securities..........................       1,892          1,833          --          --              --         --
                                                -------        -------                 -------         -------
                                                $28,894        $28,389                 $15,755         $15,951
                                                =======        ========                =======         =======

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the scheduled payments as well as prepayment of loans, the maturity of investment securities and the sale of assets available for sale. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts, NOW accounts, passbook savings accounts, money market accounts, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. Deposits have increased 450% from $20.8 million at December 31, 1995 to $114.4 million at December 31,1998. The largest area of increase occurred in certificates of deposit as the Bank continued to rely primarily on non-retail certificates of deposits. At December 31, 1998, the Bank had $104.5 million of certificates of deposit, $34.7 million of which were in excess of $100,000, of which $10.1 million mature within twelve months.

         The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Bank will open a new branch office during the second quarter of 1999 in Montgomery County, Pennsylvania. Management anticipates that the mix of deposits will shift towards transaction accounts as the Bank expands its commercial line of business. The Bank anticipates that the growth in deposits would be accomplished through aggressive marketing of its retail branch network in surrounding communities, competitive pricing of retail products and the ability to provide loan and deposit products to consumers and commercial businesses in its market area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         The following table sets forth the balance of each deposit type and the weighted average rate paid on each deposit type of the Bank for the periods indicated.

                                                                     Years Ended December 31,
                                         --------------------------------------------------------------------------------
                                                            1998                                    1997
                                                            ----                                    ----
         (Dollars in Thousands)                           Percent of     Weighted                Percent of    Weighted
                                                            Total        Average                    Total       Average
                                                Balance    Deposits       Yield      Balance      Deposits      Yield
                                                -------   ---------      --------    -------     ----------    --------
Noninterest-bearing demand..............       $  1,439        1.26%       --        $   257         0.37%        --
NOW accounts............................            846         .73        2.31%         688         0.98        2.27
Savings and Passbook accounts...........          5,281        4.62        4.40        2,019         2.86        2.49
Money market deposit accounts...........          2,345        2.05        3.66        4,802         6.81        3.74
Certificates of deposit ................        104,476       91.34        5.73       62,708        88.98        6.06
                                               --------      ------                  -------       ------
Total deposits..........................       $114,387      100.00%       5.53%     $70,474        100.0%      5.72%
                                               ========      ======                  =======       ======

         At December 31, 1998, the Bank's certificates of deposit had the following stated maturities:

                                                           Amount
             Maturity Period                           (In Thousands)

             Within 12 months..................          $ 47,067
             Within 13 to 36 months.............           43,168
             Beyond 36 months...................           14,241
                                                         --------
             Total..............................         $104,476
                                                         ========


         The following table presents, by various rate categories, the amount of certificates of deposit outstanding at December 31, 1998.

             Certificate Rates:                     Outstanding Amount
                                                       (In Thousands)
             0 to 3.99%.........................         $  1,584
             4.00% to 5.99%.....................           58,356
             6.00% to 7.99%.....................           44,534
             Over 8.00%.........................                2
                                                         --------
          Total..............................            $104,476
                                                         ========

         The following table summarizes the maturity composition of certificates of deposit with balances of $100,000 or more at December 31, 1998:


(Dollars in Thousands)                                December 31, 1998
                                            ------------------------------------
                                                   Balance                %
                                            ---------------------   ------------
Three months or less.......................      $  3,227              9.30%
Over three months to six months............         1,130              3.26
Over six months to twelve months...........         5,757             16.59
Over twelve months.........................        24,590             70.85
                                            ---------------------    --------
                                                 $ 34,704            100.00%
                                            =====================    ========

         Borrowings. If the need arises, the Bank may rely upon advances from the FHLB and the Federal Reserve Board ("FRB") discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At

December 31, 1998, the Bank had $30.0 million of FHLB advances available, which amount had been fully drawn as of such date.

         The FHLB functions as a central reserve bank providing credit for the Bank and other member savings and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

         At December 31, 1998, the Bank had five callable fixed-rate advances for $30.0 million from the FHLB. The callable advances mature within five to ten years with call options ranging from 18 months to five years. The interest rates on the callable advances range from 4.83% to 5.63%, with a weighted average interest rate of 5.31% at December 31, 1998.

         The following table sets forth certain information regarding the Bank's borrowed funds, which consist solely of FHLB advances, at or for the years ended on the dates indicated:

                                                      At or for the
                                                  Year Ended December 31,
                                              ------------------------------
       (Dollars in Thousands)                   1998                    1997
                                                ----                    ----

FHLB advances:
   Maximum month-end balance..............    $31,000                  $12,700
   Balance at end of period...............     30,000                    9,000
   Average balance........................     22,482                    7,000
Weighted average interest rate on:
   Balance at end of period...............       5.30%                    5.87%
   Average balance for period.............       5.29%                    5.87%


         The Corporation also has three line of credit facilities with local financial institutions totaling $2.0 million. The aggregate outstanding balance on the lines of credit at December 31, 1998 was $1.1 million. The interest rates paid on these advances are floating, prime based rates, ranging from prime to prime plus one percentage point, with the average interest rate at December 31, 1998 equaling 8.21%.

USACapital

         USACapital, Inc. ("USACapital"), a registered broker-dealer with the National Association of Securities Dealers, is a Pennsylvania corporation wholly owned by the Corporation. A subsidiary of the Corporation acquired USACapital in April 1997 for a purchase price of $75,000, paid in shares of the Corporation's common stock. USACapital is engaged in the business of trading stocks, bonds, annuities, and other investment related products to the general public. The operations of USACapital presently represent less than 10% of the Corporation's consolidated net income. However, during the year ended December 31, 1998, USACapital increased its staff from two persons to 18 persons, which management believes will facilitate the growth of USACapital's business. The majority of the additional employees at USACapital are compensated on a commission basis, which will maintain a variable expense base related to performance. USACapital operates out of the Corporation's corporate office. USACapital generated pre-tax earnings of $141,000 for the year ended December 31, 1998 and $102,000 from the Corporation's acquisition of USACapital in April 1997 through December 31, 1997.

Personnel

         As of December 31, 1998, the Corporation, the Bank and USACapital have a total of 38 full-time and 2 part-time employees.

Regulation of the Corporation and the Bank

         The Corporation and the Bank are extensively regulated under both federal and state law. From time to time, various new types of federal and state legislation have been proposed that could result in additional or diminished regulation of and restrictions on, or altered forms of supervision of, banks or bank holding companies. It cannot be predicted whether any such legislation will be adopted or how such legislation, if adopted, would affect the business of the Bank or the Corporation. As a consequence of the extensive regulation of commercial banking activities and financial institutions in the United States, the business and activities of the Bank are susceptible to changes in federal and state legislation which may affect the scope, nature and costs of such business and activities. The following description of statutory and regulatory provisions, which is not intended to be a complete description of these provisions or their effects on the Corporation or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions.

The Corporation

         General. The Corporation is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to regulation and supervision by the Federal Reserve Board ("FRB") and the Pennsylvania Banking Department (the "Department"). The Corporation is required to file annually a report of its operations with, and is subject to examination by, the FRB and the Department.

         BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the FRB. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         Limitations on Transactions with Affiliates. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. In a holding company context, the parent holding company of a bank (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the Bank.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the Bank's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the Bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

         Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of Tier 1 or core capital and up to one-half of that amount consisting of Tier 2 or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and, with certain exceptions, intangibles. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based capital guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital to average total assets of 3.0%. Total assets for this purpose does not include goodwill, certain mortgage and non-mortgage servicing assets, purchased credit card relationships and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier 1 leverage capital ratios of at least 4.0% or more, depending on their overall condition.

         As of December 31, 1998, the Corporation was in compliance with the above-described FRB regulatory capital requirements.

         Financial Support of Affiliated Institutions. Under FRB policy, the Corporation will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

The Bank

         General. The Bank is incorporated under the Pennsylvania Banking Code and is subject to extensive regulation and examination by the Department and by the FDIC. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Corporation, the Bank and their operations.

         FDIC Assessments. The deposits of the Bank are insured by the Bank Insurance Fund (the "BIF") of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the BIF. Under the FDIC's risk-based insurance system, BIF-assessed deposits have been subject to premiums which have varied, depending upon the institution's capital position and other supervisory factors.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no circumstances which would result in termination of the Bank's deposit insurance.

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above.

         The FDIC's capital regulations establish a minimum 3.0% Tier 1 leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8.0%, of which at least 4.0% shall be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3.0% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 1998, the Bank met each of its capital requirements.

         In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

         The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. As of December 31, 1998, the Bank exceeded the Department's capital guidelines.

         Activities and Investments of Insured State-chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

         Pennsylvania Banking Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Pennsylvania Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         One of the purposes of the Pennsylvania Banking Code is to provide banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Department.

         The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

         Restrictions on Payment of Dividends. Under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making any such distribution, the institution would become "undercapitalized" (as such term is used in the statute). Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Dividend payments by the Bank are subject to the Pennsylvania Banking Code. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends. In addition, the Bank's regulators have authority to prohibit the Bank or the Corporation from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the Bank or the Corporation, could be deemed to constitute such an unsafe or unsound practice.

         Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.


Item 2.  Description of Properties.

         On December 23, 1997, the Bank purchased a building at 1535 Locust Street in Center City Philadelphia, formerly owned and operated by PNC Bank, which serves as its corporate offices and flagship retail operation. This new location consists of approximately 10,000 square feet of space, and includes not only a first floor retail operation, but also houses senior management of the Corporation and USACapital, in addition to selected members of the Bank staff.

         Pursuant to a lease dated May 11, 1989, the Bank leases its building located at 803 East Germantown Pike in Norristown, Pennsylvania, which contains a retail branch as well as administrative offices. The lease is for an initial period of 10 years, with an option to renew or extend the lease for an additional 10 years. The annual lease payments total $37,400. The Bank intends to renew the lease upon expiration.

         Pursuant to a lease dated July 27, 1998, the Bank leases a building at 18 East Wynnewood Road, Wynnewood, Pennsylvania. The Corporation will open a retail branch at this location during the second quarter of 1999. The lease is for an initial period of 10 years with an option to renew for an additional 10 years. The annual lease payments total $48,000.

         The Bank also leases an additional "mini" branch, known as "eBank" in the office, restaurant and retail complex known as "The Bellevue" which is located in Center City Philadelphia. The annual lease payments total $8,200.

         Deposits are received at the Locust Street headquarters, the Norristown branch and the eBank, and the Bank will receive deposits in the Wynnewood branch when the branch is opened. At December 31, 1998, the Bank's branches had the following deposits: Locust Street, $53.0 million; Norristown, $54.8 million; and eBank, $6.3 million.

         The Bank may acquire or lease other real estate in the future for purposes of opening new branch locations. In addition, the Bank may acquire or lease real estate parcels for purposes of establishing mini-branch locations, which would likely include state of the art automated teller facilities that would involve minimal staffing requirements.


Item 3.  Legal Proceedings.

         The Corporation is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of the Bank's business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Corporation's and the Bank's financial condition and results of operation.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of shareholders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of the Corporation is listed for trading on the NASDAQ SmallCap Market under the symbol "USAB" and began trading during the first quarter of 1996. As of March 24, 1999, there were approximately 248 holders of record of the Corporation's common stock. The Corporation has not, since its inception, paid any cash dividends. On each of July 18, 1997 and August 17, 1998, the Corporation paid a 33% stock dividend on its Class A common stock.

         The Corporation is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "FRB"), and almost all of the operating assets of the Corporation are owned by the Bank and USACapital. The Corporation relies primarily on dividends from the Bank to meet its corporate expenses and to satisfy its financial obligations. Dividend payments from the Bank are subject to (1) regulatory limitations, generally based on current and retained earnings, imposed by the various regulatory agencies with authority over the Bank, (2) regulatory restrictions if such dividends would impair the capital of the Bank or cause the Bank to be undercapitalized, (3) FRB prudent banking standards relating to the amount of net income available to common shareholders and the prospective rate of earnings retention, and (4) the Bank's profitability, financial condition and capital expenditures and other cash flow requirements.

         The following table shows trading prices for the Corporation's common stock from January 1, 1997 through March 24, 1999, adjusted to reflect 33% stock dividends effective August 17, 1998 and July 1, 1997:


1999                          Low Price                     High Price
----                          ---------                     ----------
First Quarter (1)             $ 8                           $ 9

1998
----
Fourth Quarter                  6 3/4                         9
Third Quarter                   7 1/2                        13 5/6
Second Quarter                 10 1/8                        11 5/8
First Quarter                   6 9/16                       10 1/2

1997
----
Fourth Quarter                  6                             7 7/8
Third Quarter                   5 9/16                        7 5/6
Second Quarter                  4 59/64                       6 3/64
First Quarter                   5 13/64                       5 29/32


(1) Through and including March 24, 1999.

                        SELECTED FINANCIAL AND OTHER DATA

         Set forth below are selected financial and other data of the Corporation and the Bank. This financial data is derived in part from, and it should be read in conjunction with the Corporation's consolidated financial statements and related notes included in this report beginning on page F-1.

(Dollars in Thousands, except per share data)                                 At or for the Year Ended December 31,
                                                                              -------------------------------------
                                                                                     1998                  1997
                                                                                     -----                 ----
Selected Financial Condition Data:
     Total assets.......................................................            $165,106               $89,326
     Loans receivable, net..............................................             102,138                56,002
     Securities (1).....................................................              44,144                24,454
     Deposits...........................................................             114,387                70,474
     Borrowings (2).....................................................              35,305                12,638
     Stockholders' equity...............................................              13,597                 5,366
     Non-performing assets, net of discount (3).........................               2,022(4)                287
     Book value per share (5)...........................................               $6.43                 $4.95

Selected Operations Data:
     Total interest income..............................................             $12,352                $4,879
     Total interest expense.............................................               6,454                 2,530
                                                                                    --------               -------
     Net interest income................................................               5,898                 2,349
     Provision for loan losses..........................................                 510                   415
                                                                                    --------               -------
     Net interest income after
      provision for loan losses.........................................               5,388                 1,934
     Total non-interest income..........................................                 759                   314
     Total non-interest expense ........................................               3,700                 2,457(6)
                                                                                    --------               -------
     Income before income taxes .......................................                2,447                  (209)
     Income tax provision...............................................                 957                    17
                                                                                    --------               -------
     Net income (loss)..................................................             $ 1,490               $  (226)
                                                                                    ========               =======
     Net income (loss) per share (fully-diluted)(5).....................             $  0.70               $ (0.21)
                                                                                    ========               =======

Performance Ratios (7):
    Return (loss) on average assets ....................................                1.16%                (0.09)%
    Return (loss) on average equity.....................................               12.81                 (1.10)
    Net interest margin (8) ............................................                4.87                  4.53
    Interest rate spread (8)............................................                4.54                  3.68
    Efficiency ratio (9)................................................               58.93                 79.35
    Non-interest expense to average total assets........................                2.88                  1.93
    Average interest-earning assets to average interest-bearing liabilities           106.14                117.50

Asset Quality Ratios:
    Non-performing loans, net of discount, to total loans, net of discount(3)           1.89                  0.50
    Non-performing assets, net of discount, to total assets(3)..........                1.22                  0.32
    Allowance for loan losses to total loans, net of discount...........                1.02                  1.01
    Allowance for loan losses and purchase discount as a percentage of
     total loans........................................................                5.85                  8.88
    Allowance for loan losses to total non-performing loans, net of
     discount (3).......................................................               53.72(10)            197.96

Capital Ratios(11):
    Equity to assets....................................................                 8.2                  6.01
    Tier 1 leverage capital ratio ......................................                 8.5                   5.4
    Tier 1 risk-based capital ratio.....................................                10.3                   7.0
    Total risk-based capital ratio......................................                11.2                   7.9

Other:
    Number of full-service branches.....................................                   3                     2
    Number of full-time employee equivalents............................                  39                    18

--------------------------
(1)   Includes securities classified as held-to-maturity and available for sale.

(2) Consists of FHLB advances and, to a lesser extent, borrowings pursuant to line of credit facilities with local financial institutions.

(3) Non-performing loans consist of non-accrual loans and accruing loans 90 days or more overdue, net of applicable purchase discounts. Non-performing assets consist of non-performing loans and other real estate owned.

(4) The increase in non-performing assets during the year ended December 31, 1998 was due, in large part, to a single commercial real estate loan which became non-performing during the third quarter of 1998. See Note 10. See also "Business of the Bank-Asset Quality-Delinquent Loans and Non-performing Assets."

(5) On each of July 18, 1997 and August 17, 1998, the Corporation paid a 33% stock dividend on its common stock. All per share data has been adjusted to reflect such stock dividends and has been calculated based on the weighted average number of shares outstanding during the period, assuming the conversion of the shares of Class B common stock into shares of Class A common stock. See "Management of the Corporation-Certain Relationships and Related Transactions."

(6) Includes a one-time charge of $344,000 during the fourth quarter of 1997 as a result of the recognition of compensation expense due to the mandatory conversion of the Corporation's Class B common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(7) With the exception of end of period ratios, all ratios are based on average monthly balances and are annualized where appropriate.

(8) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(9) Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income (less gains/losses on sales of assets and other non-recurring items).

(10) The significant decline in this ratio during the year ended December 31, 1998 was impacted by a single acquired commercial real estate loan. Management believes that this loan does not present a significant risk of loss to the Bank on the basis of a current appraisal on the real estate securing the loan, the loan-to-value ratio thereon, the purchase discount and the specific reserve applied to such loan. As a general rule, in connection with the Bank's purchase of loan pools, a portion of the discounted purchase price for each loan is not accreted into income but, rather, is identified as a cash discount and is not amortized into income until final resolution or collection of principal and interest on the loan in question. See "Risk Factors-Risks Related to the Corporation and the Bank-Purchase Discount" and "Business of the Bank-Asset Quality-Delinquent Loans and Non-performing Assets."

(11) The ratio of equity to assets is presented on a consolidated basis while the ratios of Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital relate only to the Bank. For information on the Corporation's and Bank's regulatory capital requirements, see "Regulation of the Corporation and the Bank."

Item 6.           Management's Discussion and Analysis.

         The purpose of this discussion is to focus on significant and ongoing changes in the financial condition and results of operations of the Corporation and its subsidiaries during the periods indicated. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

         On each of July 18, 1997 and August 17, 1998, the Corporation paid a 33% stock dividend on its common stock. All prior period stock, per share, and option information included in this report has been adjusted to reflect such stock dividends.

           Comparison of Financial Condition and Results of Operations for the Years Ended December 31, 1998 and December 31, 1997

Financial Condition

         The Corporation's total assets increased from $89.3 million at December 31, 1997 to $165.1 million at December 31, 1998, an increase of $75.8 million, or 84.8%. The increase was due primarily to increases in the loan and securities portfolios of $46.1 million and $23.3 million, respectively. This growth was funded by increases in certificates of deposit (primarily non-retail certificates of deposit) and borrowed funds of $41.8 million, and $22.7 million, respectively. The increase in the loan portfolio was primarily due to the purchase of commercial and single-family residential real estate loans at a discount. These purchased loans, which had an aggregate unpaid principal balance of approximately $37.3 million (38% of commercial and 62% of residential loans) as of the date of acquisition, were acquired for approximately $35.2 million (reflecting an aggregate discount of $2.1 million, or 5.6%). The increase in the securities portfolio was primarily due to the acquisition of trust preferred securities and financial institution bonds. Total deposits increased $43.9 million to $114.4 million at December 31, 1998. The increase in deposits was comprised of an increase in certificates of deposit of $41.8 million and an increase in transaction accounts of $2.1 million during the period which resulted from the Bank's marketing efforts to attract new customers. Borrowed funds consist of fixed-rate callable advances from the FHLB. Total borrowed funds increased to $35.3 million at December 31, 1998, from $12.6 million at December 31, 1997. The increases in deposits and in borrowed funds were utilized to fund increases in loans and securities as part of the Bank's overall growth strategy. Management plans to continue to utilize FHLB advances in conjunction with deposit expansion to provide the necessary funding for the Bank's continued growth. The Bank's borrowing limit at the FHLB as of December 31, 1998, was approximately $30.0 million, all of which was drawn upon as of such date. The Corporation's stockholders' equity increased from $5.4 million at December 31, 1997 to $13.6 million at December 31, 1998. The $8.2 million or 151.8% increase in stockholders' equity was primarily due to the Corporation's private placement of $7.5 million of common stock in February 1998.

Results of Operations

         Net Income. The Corporation reported net income of $1.5 million, or $0.70 per share, diluted, for the year ended December 31, 1998, compared to a net loss of $226,000, or $0.21 per share, diluted, for the year ended December 31, 1997. The increase in net income was primarily the result of an increase in net interest income of $3.5 million and an increase in non-interest income of $445,000. These increases were partially offset by an increase in the provision for loan losses of $95,000, an increase in non-interest expense of $1.2 million, and an increase in income tax expense of $940,000.

         Interest Income. Interest income increased 153.2% or $7.5 million to $12.4 million, for the year ended December 31, 1998, compared to the prior year. The increase in interest income was the result of an increase in interest income on loans, investment securities, and interest-bearing deposits of $5.9 million, $1.4 million, and $157,000, respectively. The increase in interest income on loans was due to an increase in the average balance of the loan portfolio, as well as accretion income recognized on loan pools purchased by the Bank at a discount since 1995. The discount associated with such loan pools is recognized as a yield adjustment and is included as interest income using the level yield method (to the extent that the timing and amount of cash flows can reasonably be determined). Any changes from original estimates used in the purchase price could result in either an increase or decrease in accretion income. During the years ended December 31, 1998 and 1997, the Bank recognized $1.3 million and $691,000 in accretion income, respectively, representing 10.5% and 14.2% of total interest income, respectively. The significant increase in the average balance of the Bank's loan portfolio reflects the $37.3 million of loan purchases and the more than $30.0 million of loan originations (including participations with local financial institutions) which were closed during the year ended December 31, 1998.

         Interest Expense. Interest expense increased 155.1% or $3.9 million to $6.5 million, for the year ended December 31, 1998, compared to the year ended December 31, 1997, due to higher volumes of new certificates of deposit and FHLB advances. In order to fund the Corporation's substantial growth during the year ended December 31, 1998, the Corporation relied primarily on non-retail certificates of deposit and, to a lesser extent, long term callable advances from the FHLB. The increase in interest expense during the year ended December 31, 1998 was also due to the Bank extending the average maturity of its certificates of deposit from approximately nine months to approximately 18 months. The average cost of funds, including borrowings, decreased 0.08% to 5.65% for the year ended December 31, 1998 compared to the prior year.

         Net Interest Income. The earnings of the Corporation depend primarily on its level of net interest income, which is the difference between interest earned on the Corporation's interest-earning assets (loans and investment securities) and the interest paid on interest-bearing liabilities (deposits and borrowings). Net interest income is a function of the Corporation's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. Net interest income for the year ended December 31, 1998, increased $3.5 million, or 151.1%, to $5.9 million from $2.3 million for the same period in 1997. Average interest-earning assets increased by $69.3 million, or 133.6%, to $121.2 million, for the year ended December 31, 1998. Average interest-bearing liabilities increased $70.0 million or 158.6% over the same period. The Corporation's interest rate spread increased from 3.68% to 4.54% while the Corporation's net interest margin increased from 4.53% to 4.87%. The increase in the Corporation's interest rate spread and margin reflects the Corporation's significant growth in loans and securities which were funded at a positive spread with deposits and borrowings.

         Average Balance Sheet and Yield/Rate Analysis. Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

                                                           Year Ended December 31,
                                -----------------------------------------------------------------------------------
                                                1998                                      1997
                                -----------------------------------------------------------------------------------
(Dollars in Thousands)            Average                 Average       Average                        Average
                                Balance (1)  Interest   Yield/Rate    Balance (1)      Interest       Yield/Rate
                                --------------------------------------------------   ------------  ----------------
Interest-earning assets:
   Loans.....................       $ 78,797    $9,028    11.46%        $26,421         $3,090            11.70%

   Securities................         36,510     3,015     8.26          22,696          1,637             7.21
   Interest-bearing deposits
     and other...............          5,842       309     5.30           2,739            152             5.55
                                   ---------    ------    -----         -------         ------            -----

     Total interest-earning
           assets............        121,149    12,352    10.20          51,856          4,879             9.41
                                   ---------    ------    -----         -------         ------            -----


Interest-bearing liabilities:
   Deposits:
     Passbook................      $   3,650    $   70     1.91%        $ 1,888         $   47             2.49%
     NOW accounts............            842        21     2.48             705             16             2.27
     Money market accounts...          3,573       134     3.76           1,684             63             3.74
     Certificates of deposit.         83,592     5,041     6.03          35,627          2,158             6.06
   Borrowings................         22,482     1,188     5.29           4,227            246             5.82
                                   ---------    ------    -----         -------         ------            -----

     Total interest-bearing
            liabilities......        114,139     6,454     5.66          44,131          2,530             5.73
                                   ---------    ------    -----         -------         ------            -----


Excess of interest-earning
assets over interest-bearing
liabilities..................      $   7,010                            $ 7,725
                                   =========                            =======
Net interest income..........                  $ 5,898                                  $2,349
                                               =======                                  ======

Effective interest differential
   (spread)..................                              4.54%                                           3.68%
                                                          =====                                           =====
Net interest margin .........                              4.87%                                           4.53%
                                                          =====                                           =====

------------------------------

(1) Average balances are calculated on a monthly basis.


         Rate/Volume Analysis. The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes (a) related to outstanding balances and (b) due to the changes in interest rates. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change in rate/volume (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.




                                                                 December 31, 1998 vs. December 31, 1997
                                                         --------------------------------------------------------
(Dollars in Thousands)                                           Increase or Decrease
                                                                   Due to Change in
                                                         -------------------------------------
                                                               Average         Average Rate      Total Increase
                                                               Volume                              (Decrease)
                                                         ------------------- ----------------- ------------------
Variance in interest income on:
 Interest-earning assets:
   Loans....................................                 $  6,000           $   (62)           $  5,938
   Securities...............................                    1,113               265               1,378
   Interest-bearing deposits and other......                      164                (7)                157
                                                             --------           -------            --------
      Total interest-earning assets.........                    7,277               196               7,473
                                                             ========           =======            ========

 Interest-bearing liabilities:
   Deposits:
          Passbook..........................                       30                (7)                 23
          NOW accounts......................                        3                 2                   5
          Money market accounts.............                       71                --                  71
          Certificates of deposit...........                    2,892                (9)              2,883
   Borrowings...............................                      962               (20)                942
                                                             --------           -------            --------
     Total interest-bearing liabilities.....                 $  3,958           $   (34)           $  3,924
                                                             ========           =======            ========
Change in net interest income...............                 $  3,319           $   230            $  3,549
                                                             ========           =======            ========

         Provision for Loan Losses. Management records a provision for loan losses in an amount that it believes will result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, the provision for loan losses increased $95,000 during the year ended December 31, 1998, compared to the same period last year. The increase in the provision for loan losses during the year ended December 31, 1998, as compared to the same period in the prior year was due primarily to the substantial growth in the Bank's loan portfolio and the shift in such loan portfolio from predominantly residential loans to a mix of residential and commercial real estate loans. The allowance for loan losses as a percentage of loans outstanding, net of discount, was 1.02% at December 31, 1998, compared to 1.01% at December 31, 1997. In addition, the allowance for loan losses as a percentage of total non-performing loans, net of discount, was 53.72% at December 31, 1998, compared 197.96% at December 31, 1997. The significant decline in this ratio during the year ended December 31, 1998 was due, in large part, to a single acquired commercial real estate loan which became non-performing during the third quarter of 1998. Management believes that this loan does not present a significant risk of loss to the Bank on the basis of a current appraisal on the real estate securing the loan, the loan-to-value ratio thereon, the applicable purchase discount and specific reserve applied to such loan. See "Risk Factors-Risks Related to the Corporation and the Bank-Purchase Discount" and "Business of the Bank-Asset Quality-Delinquent Loan and Non-performing Assets."

         Management believes that the allowance for loan losses is adequate to cover actual and potential losses in the loan portfolio under current conditions. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly if the growth in the Bank's commercial loan originations and purchases continues.

         Non-Interest Income. Non-interest income increased by $445,000 to $759,000, for the year ended December 31, 1998. The increase was primarily the result of an increase in gain on sales of investment securities of $251,000, an increase in other non-interest income of $155,000 and brokerage operating income of $39,000 generated by the Corporation's brokerage subsidiary, USACapital.

         Non-Interest Expense. Non-interest expense increased 50.6%, or $1.2 million to $3.7 million, for the year ended December 31, 1998. Compensation and benefits expense increased $194,000 due primarily to the hiring of 21 additional persons to assist in the Bank's retail operations, including personnel for a new branch, persons to service the Bank's increased number of loans and staff to assist with the Corporation's financial reporting and other compliance issues. Occupancy expense increased $321,000 due to the costs associated with the opening of the Bank's headquarters and branch in Center City, Philadelphia. Advertising expense increased $115,000 as a result of opening the Bank's Center City branch and corporate headquarters, a promotional campaign for the branch opening and an image campaign. Office and supplies expense increased $150,000 due to the Bank changing its name to BankPhiladelphia in July 1998. Data processing expense increased $84,000 as a result of the increase in the number of loans and deposit accounts, as well as the number of transactions processed.

         Income Tax Expense. Income tax expense increased $940,000 to $957,000, for the year ended December 31, 1998, compared to the same period in 1997. The increase in income tax expense reflected the increase in earnings before income taxes.

         Asset and Liability Management. A principal objective of the Bank's asset and liability management is to minimize the Bank's exposure to changes in interest rates. The Bank's policy is to attempt to manage assets and liabilities in such a way as to maximize net interest income through changing interest rate environments. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of a bank's net interest margin resulting from changes in market interest rates.

         The following table summarizes repricing intervals for interest-earning assets and interest-bearing liabilities for the period ended December 31, 1998 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. The table was prepared with the following assumptions:
(1) 50% of the Bank's transaction accounts are considered core deposits and are assumed to mature in the "Over 5 Years" category; the remaining 50% are not considered to be core transaction accounts, are sensitive to rate changes, and, as such, are placed in the "1-90 Days" category; (2) interest-earning assets are calculated based on contractual adjustments or stated maturities in the instruments without any adjustments for prepayment; and (3) certificates of deposit and borrowings are scheduled based on the applicable stated maturities.


(Dollars in Thousands)                                                                                            12/31/98
                                              1-90 Days      91-364 Days        1-5 Years      Over 5 Years        Balance
                                              ---------      -----------        ---------      ------------       --------
Interest-earning assets:
   Loans receivable....................        $  6,955      $     6,245         $ 35,108          $ 54,997       $103,305
   Investments.........................          22,004               --            3,247            22,416         47,667
                                               --------      -----------         --------          --------       --------
      Total Assets.....................        $ 28,959      $     6,245         $ 38,355          $ 77,413       $150,972
                                               ========      ===========         ========          ========       ========

Interest-bearing liabilities:
   NOW accounts........................        $    846      $        --         $     --          $     --       $    846
   Money Market accounts...............           2,345               --               --                --          2,345
   Passbook savings accounts...........           5,281               --               --                --          5,281
   Certificates of deposit.............          12,599           34,469           56,501               907        104,476
   Borrowings..........................              --            6,106           25,000                --         31,106
   Collateralized borrowings...........              --               --            3,202               997          4,199
                                               --------      -----------         --------          --------       --------
      Total interest-bearing liabilities       $ 21,071      $    40,575         $ 84,703          $  1,904       $148,253
                                               ========      ===========         ========          ========       ========

Periodic gap...........................        $  7,888      $   (34,330)        $(46,348)         $ 75,509       $  2,719
                                               ========      ===========         ========          ========       ========
Cumulative gap.........................        $  7,888      $   (26,442)        $(72,790)         $  2,719             --
                                               ========      ===========         ========          ========       ========
Ratio of gap to interest-earning
      assets...........................              5%             -22%             -31%               50%             --

Ratio of cumulative gap to interest-
     earning assets....................              5%             -17%             -48%                2%             --

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

         If repricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of an increase or decrease in interest rates on net income would be minimal. At December 31, 1998, the Bank had a negative cumulative one year gap, which suggests that net interest income may decrease during periods of rising interest rates.

         The method used to analyze interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets, such as adjustable-rate loans, often have provisions which may limit changes in interest rates each time market interest rates change and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals experienced by the Bank in the event of a change in interest rates may deviate significantly from those assumed in calculating the data shown in the table.

         In the event the Bank should experience a mismatch in its desired gap ranges or an excessive decline in its market value of equity resulting from changes in interest rates, it has a number of options which it could utilize to remedy such mismatch. The Bank could restructure its investment portfolio through sales or purchases of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.


                         Liquidity and Capital Resources

         Liquidity. As the Bank is the primary operating subsidiary of the Corporation, liquidity management is generally handled by the Bank's management. Liquidity refers to a company's ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management's policy to maintain greater liquidity than required by the applicable regulatory authorities in order to be in a position to fund loan originations and purchases, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Bank monitors its liquidity in accordance with guidelines established by the Bank and applicable regulatory requirements. The Bank can minimize the cash required during times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Bank has limited control. The Bank derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB and other short and long-term borrowings.

        The Bank's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investment securities and other short-term investments. If the Bank requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 1998, the Bank had $30.0 million in borrowing capacity under a collateralized line of credit with the FHLB (all of which had been drawn upon as of such date) and an additional $2.0 million of borrowing capacity under lines of credit maintained with several local financial institutions ($1.1 million of which had been drawn upon as of such date).

        At December 31, 1998, the Bank had outstanding commitments, including unused lines of credit, of $1.1 million and letters of credit of $1.1 million. Certificates of deposit which are scheduled to mature within one year totaled $47.1 million at December 31, 1998, and the Corporation, on a consolidated basis, had no borrowings scheduled to mature within one year. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

        Capital Resources. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1998, the Corporation and the Bank exceeded all capital adequacy requirements to which they were subject.

        At December 31, 1998 and December 31, 1997, the Bank's actual and required minimum capital ratios were as follows:

                                                                                                To Be Well Capitalized
                                                                  For Capital Adequacy         Under Prompt Corrective
(Dollars in Thousands)                      Actual                      Purposes                  Action Provisions
                                    -----------------------    ---------------------------   ----------------------------
                                      Amount       Ratio          Amount          Ratio         Amount           Ratio
                                    ----------   ----------    ------------    -----------   -------------    -----------
As of December 31, 1998:
Total Capital
 (to Risk Weighted Assets)......       $13,930     11.2%             $9,987        8.0%            $12,483       10.0%

Tier 1 Capital
 (to Risk Weighted Assets)......        12,879     10.3               4,994        4.0               7,490        6.0

Leverage........................        12,879      8.5               6,068        4.0               7,585        5.0


As of December 31, 1997:
Total Capital
 (to Risk Weighted Assets)......         5,315      7.9               5,400        8.0               6,750       10.0
Tier 1 Capital
 (to Risk Weighted Assets)......         4,747      7.0               2,700        4.0               4,050        6.0
Leverage........................         4,747      5.4               3,548        4.0               4,435        5.0


     At December 31, 1998 and December 31, 1997, the Corporation's actual and required minimum capital ratios were as follows:

(Dollars in Thousands)                          Actual                     For Capital Adequacy Purposes
                                     ------------------------------     ------------------------------------
                                        Amount            Ratio             Amount              Ratio
                                     -------------    -------------     --------------    ------------------
As of December 31, 1998:
Total Capital
 (to Risk Weighted Assets)......       $15,566            12.1%             $10,317             8.0%

Tier 1 Capital
 (to Risk Weighted Assets)......        13,782            10.7                5,159             4.0
Leverage........................        13,782             8.7                6,319             4.0

As of December 31, 1997:
Total Capital
 (to Risk Weighted Assets)......        5,752              8.5                5,431             8.0
Tier 1 Capital
 (to Risk Weighted Assets)......        5,184              7.6                2,715             4.0
Leverage........................        5,184              5.8                3,570             4.0



     Subsequent Event. On March 9, 1999, the Corporation issued $10,000,000 of 9.50% cumulative trust preferred securities through USA Capital Trust I, a newly-formed, special purpose business trust. The Corporation contributed $6.0 million of the net proceeds to the Bank to increase the Bank's capital position. The Bank expects to leverage the proceeds contributed to it by increasing its origination and purchase of loans. An aggregate of $1.9 million of the net proceeds was placed in a reserve account to be held for two years and thereafter applied to payment of interest on the trust preferred securities. The remaining net proceeds of $1.2 million were retained by the Corporation for general corporate purposes, including the repayment of outstanding debt.

                              Year 2000 Compliance

        Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. The Year 2000 problem is the result of computer programs using two digits rather than four to define the year. Any of the Corporation's programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Regarding the Corporation, computer systems are used to perform financial calculations, track deposits and loan payments, transfer funds and make direct deposits. The primary processing of the Corporation's loan and deposit transactions is performed by Intrieve Incorporated, a third-party data processing vendor. Computer software and computer chips also are used to run security systems, communications networks and other essential bank equipment. Because of its reliance on these systems (including those used by its existing third-party data processing vendor), the Corporation is following a comprehensive process to assure that such systems are ready for the Year 2000 date change. To become Year 2000 compliant, the Corporation is following guidelines suggested by federal bank regulatory agencies and the Securities and Exchange Commission (the "Commission"). A description of each of the steps and the status of the Corporation's efforts in completing the steps is as follows.

        During 1997, the Corporation formed a Year 2000 committee that has investigated the Year 2000 problem and its potential impact on the Corporation's systems. The Year 2000 Committee reports to the Year 2000 Committee of the Board of Directors which in turn reports to the full Board of Directors.

        An independent consulting firm has been engaged to assist the Corporation in developing its approach to becoming Year 2000 compliant. The initial phase of achieving Year 2000 compliance includes educating the Corporation's employees and customers about Year 2000 issues. The Corporation has completed this initial awareness and understanding phase.

        The Bank has identified all potentially affected systems. This step has included a review of all major information technology and non-information technology systems to determine how Year 2000 issues affect them. In connection with the foregoing, the Corporation has completed its assessment of which systems and equipment are most prone to placing the Corporation at risk if they are not Year 2000 compliant (i.e., mission critical systems).

        The Year 2000 Committee has developed an inventory of its vendors, an inventory of actions to be taken, identification of the team members responsible for completion of each action, a completion timetable and a project tracking methodology. Significant vendors have been requested to advise the Corporation in writing of their Year 2000 readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Year 2000 compliant. Although responses from certain vendors have not yet been received, this step is substantially complete and is expected to be completed by September 1999.

        The Corporation's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Year 2000 compliant. The Corporation has developed scripts involving typical transactions to test the proper functioning of the modified systems. It has also arranged for repair or replacement of equipment programs affected by Year 2000 issues. Most of the testing and corrections have taken place and all of the Corporation's mission critical applications have been deemed compliant through testing or vendor certification, or a plan has been developed for the software upgrades required. This step is expected to be completed by June 30, 1999. The monitoring of certain vendors will continue into 1999.

        The Bank is preparing a contingency plan for how the Corporation would resume business if unanticipated problems arise from non-performance by vendors. Such plans are expected to be completed in the first quarter of 1999.

        The Year 2000 issues also affect certain of the Corporation's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of December 31, 1998, the Corporation had contacted its commercial credit customers and borrowers regarding the customers' awareness of the Year 2000 Issue. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and a review of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Corporation's exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

        The Corporation's efforts to become Year 2000 compliant are being monitored by its federal banking regulators. Failure to be Year 2000 compliant could subject the Corporation to formal supervisory or enforcement actions. The Corporation has expensed $20,000 during the year ending December 31, 1998 relating to costs incurred as a result of the Corporation's Year 2000 Plan. The Corporation anticipates incurring approximately $120,000 in additional costs related to the implementation of the Corporation's Year 2000 plan. The Corporation presently believes the Year 2000 issue will not pose significant operating problems for the Corporation. However, if implementation and testing plans are not completed in a satisfactory and timely manner by third parties on which the Corporation is dependent, or other unforeseen problems arise, the Year 2000 issue could potentially have an adverse effect on the operations of the Corporation.

                          Inflation and Changing Prices

        Management is aware of the impact of inflation on interest rates and the corresponding impact on a bank's performance. The ability of a financial institution to cope with inflation can only be determined by ongoing analysis and monitoring of its asset and liability structure. The Corporation monitors its asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance.

        Inflation can have a more direct impact on categories of non-interest expenses such as salaries and wages, supplies, and employee benefit costs. These expenses are very closely monitored by management for both the effects of inflation and non-inflationary increases in such items as staffing levels, usage of supplies and occupancy costs.


                                  RISK FACTORS

     You should carefully read the following risk factors and the other sections of this report. You should consider all of these risk factors to be important. The risk factors below do not necessarily appear in their order of importance.

Loan Acquisition Strategy

     The Bank's lending activities include identifying and purchasing loans which management believes to be undervalued at discounts. The Bank purchases primarily performing loans at a discount from the FDIC, private sellers and the former Resolution Trust Corporation. See "-Purchase Discount." Although the Bank focuses on acquiring single-family residential, multi-family residential and commercial real estate loans secured by properties located in the Mid-Atlantic region, the Bank has acquired loans secured by real estate located in a number of other states, including Texas, Florida and California. To the extent such loans are secured by real estate located outside the Bank's primary market area, such loans could present greater risks of collectability than loans located within the Bank's primary market area.

     The Bank has historically purchased loans either from institutions which were seeking to eliminate certain loans or categories of loans from their portfolios or in connection with the failure or consolidation of other financial institutions. The Bank has developed and maintains a proprietary model to determine what management believes to be the appropriate price to be paid for these loans. The Bank's model is based upon a combination of objective and subjective criteria. The objective criteria includes applicable loan to value ratios, collateral type, payment history and geographic location. The more subjective criteria includes management's past experience with purchasing and administering such loans. The prices paid to acquire loans at a discount are based on the Bank's estimate of the market value of such loans. As of December 31, 1998, the Bank's net outstanding purchased loan portfolio totaled $51.7 million, or 50.0% of the Bank's total loans outstanding and 31.3% of the Bank's total assets.

     The Bank's loan acquisition strategy subjects the Bank to risks, including some risks not experienced by financial institutions engaged in more traditional lending activities. There can be no assurance that this component of the Bank's operations will continue to provide the same level of profitability it has experienced in the past. The Bank's loan acquisition strategy is subject to the following risks:

     o the shrinking pool of assets available because the decreasing number of failed or failing financial institutions that are being resolved by the FDIC may result in the Bank not meeting its targeted level of loan purchases;

     o the competitive nature of the market for loan pools may result in the Bank having to acquire such loans at less attractive prices than it has in the past;

     o the cost of resolving non-performing loan pools may be greater than that contemplated at the time of acquisition;

     o the accretion of the discount associated with purchased loans is subject to management's assumptions with respect to the estimated value of the loans and future cash flows, all of which is uncertain and is subject to change, resulting in inter-period variations in income; and

     o geographic concentrations of purchased loans, including loans in geographic areas with which the Corporation has little or no familiarity.

        The Bank also originates loans by purchasing participations in loans from other financial institutions. The Bank considers such loan participations to be originations because the Bank underwrites each participation as an origination and the participation is closed under the Bank's loan participation documentation. As of December 31, 1998, the Bank had $10.0 million of loan participations in its portfolio, substantially all of which consist of multi-family residential and commercial real estate loans. Although the Bank has participated in loans with four other financial institutions, as of December 31, 1998, the Bank had six loan participations with an aggregate principal balance of $8.9 million with affiliates of a local specialty finance and real estate company. In each of these six loan participations, the Bank's interest and rights to principal recovery are senior to the rights of the junior participant which may be an affiliate of the specialty finance company and may also be the servicer of the loan. The senior rights created under the participation agreements were significant considerations in the Bank's qualification of the loan. Although the finance company has agreed, in several (but not all) transactions, to cause the participated loans owned by its affiliates which become non-performing to be substituted for performing underlying loans, the Bank is subject to risk to the extent the finance company experiences financial difficulties and is unable to comply with its replacement obligations. Furthermore, to the extent the finance company experiences financial difficulties, the Bank's ability to receive principal and interest payments on a timely basis from the finance company, as servicer of the loans, could be temporarily interrupted.

Purchase Discount

        At the time the Bank purchases a pool of loans, the difference between the note amount and the purchase price is accounted for as a discount. The purchase price is based on the Bank's estimate of the value of the loan, including an estimate of future cash flows. In accordance with generally accepted accounting principles, to the extent management believes a purchased loan will be collected in full, the discount associated with such purchased loan will be recognized as an increase in the yield of the loan and will be included as interest income over the estimated life of the loan. To the extent that management believes full repayment of principal and interest is not reasonable and probable, the discount will be set up as a cash discount and will not be recognized as an increase in the yield of the loan until all principal and interest is received or a final resolution is determined. To the extent that cash flows from the purchased loans may be uncertain, recognition of this income will also be uncertain. As of December 31, 1998, the total discount associated with purchased loans amounted to $5.3 million or 9.3% of total purchased loans. As of such date, $4.0 million or 75.5% of such aggregate discount is being accreted into income, while the remaining $1.3 million of such discount is currently not being accreted into income. The $1.3 million currently not being accreted into income has been identified as a cash discount and will not be amortized into income as a yield adjustment until final resolution or collection of principal and interest is achieved. The yield on the Bank's portfolio of loans which have been purchased at a discount is subject to significant inter-period variations due to the fact that the timing of actual repayments and prepayments of the loans may differ from the original assumptions. Such inter-period variations can also result from the reclassification of loans from performing to non-performing status.

Commercial Lending Risk

        At December 31, 1998, a majority of the Bank's real estate loan portfolio consisted of loans secured by multi-family residential real estate and commercial real estate properties. In addition, as of December 31, 1998, the Bank had an aggregate of $986,000 of commercial business loans. Furthermore, all of the Bank's commercial business loans which are secured by real estate have in the past been classified as real estate loans. The Bank makes commercial real estate and commercial business loans following analysis of credit risk, the value of the underlying collateral and other more intangible factors. This commercial lending activity exposes the Bank to risks, particularly in the case of loans to small businesses and individuals. These risks include possible errors in the Bank's credit analysis, the uncertainty of the borrower's ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults. Commercial lending generally includes higher interest rates and shorter terms of repayment than non-commercial lending. Accordingly, the Bank is subject to greater credit risk with its commercial lending. As of December 31, 1998, the Bank had no non-performing commercial business loans and $1.1 million of non-performing loans secured by commercial real estate.

Reliance on Short-term Deposits

        The Bank has historically employed a wholesale funding strategy consisting primarily of marketing non-retail certificates of deposit. The Bank has been able to maintain sufficient funds to support its lending activities by offering rates of interest on certificates of deposit marginally higher than rates offered by other banks on comparable deposits. As of December 31, 1998, $104.5 million or 91.3% of the Bank's deposits consisted of certificates of deposit. Of this amount, $73.1 million or 70.0% were placed with institutional investors. In addition, as of December 31, 1998, $47.1 million, or 45.1% of the Bank's total certificates of deposit were due to mature within one year. In the current economic environment of low interest rates, the Bank has been focusing on extending the maturities of its certificates of deposit and borrowings. The Bank has extended the average maturities on its certificates of deposit to approximately 18 months from nine months. The Bank's ability to attract and maintain deposits, as well as the Bank's cost of funds, has been, and will continue to be, significantly affected by money market rates and general economic conditions. In addition, the Bank's ability to internally fund any additional growth through lending will be impacted by its ability to maintain or generate deposits. In the event the Bank increases interest rates further to retain deposits, earnings may be negatively affected.

Credit Risk

        A significant source of risk for the Corporation arises from the possibility that borrowers, guarantors and related parties may fail to repay their loans or otherwise abide by the terms of their loans. To address risks related to past loan documentation, management of the Corporation is enhancing the Bank's loan underwriting, documentation and credit monitoring procedures, including delinquency reporting, collections, loan classifications and loan loss allowance analysis. Management believes such procedures are appropriate to minimize the Bank's credit risk. The enhancements to such policies and procedures may not, however, prevent unexpected credit losses that could negatively affect the Corporation's results of operations.

Asset Quality

        The Corporation's results of operations are significantly dependent on the quality of its assets, which is measured by the level of its non-performing assets. Non-performing assets consist of non-accrual loans, net of discount, loans which are 90 days or more overdue but still accruing interest and real estate acquired by foreclosure or deed-in-lieu thereof. At December 31, 1998, the Corporation's non-performing assets, net of discount, amounted to $2.0 million or 1.2% of total assets, which reflects an increase of $1.7 million in non-performing assets, net of discount, since December 31, 1997. All of the $2.0 million of non-performing assets, net of discount, consisted of purchased loans. Although the Bank purchases loan pools at a discount to the face value of such loans, the Bank faces the risk that in the event one or more of such purchased loans becomes non-performing, the underlying discount will not be sufficient to cover the Bank's cost of acquiring, servicing and, if necessary, taking legal action, with respect to such loans. Although management of the Bank is currently in the process of enhancing policies and procedures for monitoring asset quality and devotes a significant amount of time and resources to the identification, collection and work-out of non-performing assets, the real estate markets and the overall economy in the markets where the Bank originates and purchases loans are likely to be significant determinants of the quality of the Bank's assets in future periods and, thus, its financial condition and results of operations.

Reserve Coverage for Loans

        At December 31, 1998, the Corporation's allowance for loan losses amounted to 1.02% of total loans, net of discount, and 53.72% of total non-performing loans, net of discount. In addition, the applicable purchase discount for an individual acquired loan may act as an additional reserve against loss for such loan to the extent that the collectability of such loan becomes questionable. Although the Corporation believes that it has established an adequate allowance for losses on its loan portfolio, including purchased loans, material future additions to the allowance for loan losses may be necessary due to changes in economic conditions, the performance of the Corporation's loan portfolio and increases in both loan originations and purchases. In addition, the Department and the FDIC, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Increases in the allowance for loan losses would adversely affect the Corporation's results of operations.

Effect of Rapid Growth on Internal Operations

        The Corporation has undergone tremendous growth in recent years, but has experienced a lag in its infrastructure to accommodate this growth. Total assets have increased from $25.8 million at December 31, 1995 to $165.1 million at December 31, 1998. This growth was due in large part to the increase in loans, primarily through the purchase of loan pools at a discount. In order to accommodate such growth in the future, the Corporation must upgrade its internal systems of accounting and monitoring. Among the Corporation's goals for fiscal 1999 are to improve its internal operating systems and the experience level of its staff at key positions throughout the Corporation. Accordingly, the Bank intends to upgrade its computer-based systems and applications. Currently, the Corporation is evaluating the upgrading of its computer systems and intends to convert its systems in the latter part of 1999 or early in 2000. Management is aware that investing and upgrading its infrastructure will increase non-interest expenses, but believes that overall efficiencies obtained from such expenditures will allow for overall higher profit levels to be achieved. As a consequence, management anticipates that as the Corporation continues to grow, its non-interest expense as a percentage of average assets should decrease over time.

Leverage Risk

        The Bank utilizes a leverage strategy in originating and purchasing residential and commercial real estate loans. Originations and purchases are funded primarily through increases in deposits, primarily non-retail certificates of deposit and borrowings from the FHLB. Management's leverage strategy is premised on the assumption that it will earn a positive spread on the yield generated from its originated and purchased loans over the rate paid on its incremental deposits and that the spread generated from such strategy will assist the Corporation in enhancing its earnings. To the extent that maturities and cash flows differ, or if market rates of interest fluctuate in such a manner that the Corporation is unable to earn a positive spread as a result of its leverage strategy, the Corporation's net interest margin and net income will be adversely affected in future periods.

Vulnerability to Interest Rate Risk

        Like most financial institutions, the Corporation's results of operations are primarily dependent on net interest income. Net interest income results from the "margin" between interest earned on interest-earning assets, such as investments and loans, and interest paid on interest-bearing liabilities, such as deposits. As of December 31, 1998, based on certain assumptions, the Bank's interest-bearing liabilities that were estimated to mature or reprice within one year exceeded similar interest-earning assets by $26.4 million, or 17.5% of total interest-earning assets.

        Interest rates are highly sensitive to many factors that are beyond the Bank's control. Some of these factors include: governmental monetary policies; inflation; recession; unemployment; the money supply; domestic and international economic and political conditions; and domestic and international crises. Changes in interest rates could have adverse effects on the Bank's operations. Specifically,

        o Historically, the Bank has relied on short-term and institutional deposits as a source of funds. The Bank's ability to retain these deposits is directly related to the rate of interest paid by the Bank.

        o When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, in a particular period of time, a significant increase in interest rates could adversely impact the Bank's net interest income.

        o          Changes in interest rates could adversely affect:

                  o   the volume of loans the Bank originates;

                  o the value of the Bank's purchased loans and other interest-earning assets, particularly the investment securities and trust preferred securities portfolio;

                  o the Bank's ability to recognize income on loans purchased at a discount; and

                  o   loan prepayments.

"Year 2000" Issues

        Management of the Corporation is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is pervasive and complex. Virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize this information could generate incorrect data or cause a system to fail. The Corporation has consulted with its outside vendors as well as its third-party computer and software providers and is preparing its systems to operate without significant modification as a result of Year 2000 issues (including any new hardware and software which are integral to the proposed conversion of its computer-based systems). The Corporation has not been advised by any of its primary outside vendors and service providers that they do not have plans in place to address and correct any Year 2000 problems. Nevertheless, unanticipated problems could cause the Corporation's systems to malfunction or cause the Corporation to incur significant costs to remediate such problems. The Corporation anticipates incurring approximately $120,000 in additional costs during the year ended December 31, 1999 related to the proposed implementation of its Year 2000 Plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Compliance."

Competition

        The Bank faces strong competition from larger more established banks and from non-bank financial institutions which are aggressively expanding into the Philadelphia market. Most of these competitors have facilities and financial resources greater than the Bank's and have other competitive advantages over the Bank. Among the advantages of these larger institutions are their ability to: make larger loans; finance extensive advertising campaigns; conduct retail operations at a significant number of branches; and to allocate their investment assets to business lines of highest yield and demand.

        The Bank's profits in recent periods have been largely attributable to the identification and purchase of loans at a discount and the origination of commercial loans. The primary factors in competing for loan pool acquisitions are knowledge of the availability of such loans, the ability to efficiently and accurately evaluate such loans and the ability to accurately price such loans. The primary factors in competing for commercial loans are interest rates, loan origination fees and the quality and range of lending services offered. The Bank faces strong competition in attracting and retaining deposits and in purchasing and originating loans. There can be no assurance that the Bank will maintain its competitive position in the future or continue to operate profitably.

Dependence on Key Employees

        The success of the Corporation will depend heavily on the expertise and guidance of its President and Chief Executive Officer, Kenneth L. Tepper, and certain other senior executive officers, including Brian M. Hartline, the Corporation's Chief Financial Officer. The Corporation has entered into employment agreements with Mr. Tepper and Mr. Hartline. The loss of the services of Mr. Tepper or Mr. Hartline would have a negative effect on the Corporation. The Corporation does not maintain key-man life insurance on Mr. Tepper or Mr. Hartline.

Economic Conditions

        The performance of financial institutions like the Bank is sensitive to general economic conditions. Unfavorable economic conditions at the local, national or international level may adversely affect the Bank's performance. For example, much of the United States experienced a significant economic decline in the late 1980's and early 1990's. This decline adversely affected the real estate market and the banking industry. As a result of this decline, loan repayment delinquencies increased and the value of properties underlying secured loans declined. Numerous bank failures resulted in the placement of many properties in the hands of a federal banking agency with the primary objective of prompt liquidation. In addition, recent activity in financial markets in the United States and the rest of the world has demonstrated an increasing interdependency among the various world markets and economies and has raised concerns among those in the banking industry. The implications of this interdependency are very uncertain and present risks to financial institutions such as the Bank, particularly in light of the current turmoil in some foreign markets and economies. Economic conditions are unpredictable and the potential for downturns is always present.

        Although the Bank focuses on acquiring loans in the Mid-Atlantic region, the Bank has acquired loans secured by real estate located in a number of other states including Texas, Florida and California. To the extent such loans are secured by real estate outside the Bank's primary market area, such loans may present a greater risk of collectability than loans located in the Bank's primary market area. Thus, adverse economic conditions affecting any of these market areas could have a negative impact on the financial condition and results of operations of the Bank.

Federal and State Government Regulation and Deregulation of the Financial Services Industry

        The Bank is subject to a complex body of federal and state banking laws and regulations which are intended primarily for the protection of depositors. In addition, there are several bills relating to the regulation and deregulation of the financial services industry pending in the U.S. Congress. Any resulting legislation could significantly affect the operations and oversight of financial institutions such as the Bank as well as the competitive environment in which the Bank operates. Further, the laws and regulations which affect the Bank, as well as the interpretation by the authorities who examine the Bank, may be changed at any time. It is not possible to predict the content, timing or effect of regulation by federal, state and local regulatory bodies. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures by the Corporation or otherwise adversely affect the Corporation's business or financial results.

Environmental Liabilities

        In the course of the Bank's business, the Bank may acquire properties through foreclosure. There is a risk that hazardous substances could be discovered on such properties. Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. There is a risk that the Bank may be required to bear the cost of removing hazardous substances from any affected properties. The cost of such removal could exceed the value of the affected properties or the loans secured by the properties. In addition, the Bank may not have adequate remedies against the prior owner or other responsible parties and may find it difficult or impossible to sell the affected properties.

Item 7.  Financial Statements.

         The financial statements of the Corporation are attached to this report and begin on page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation to be filed with the Commission in connection with the Corporation's 1999 Annual Meeting of Shareholders.

Item 10. Executive Compensation.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation to be filed with the Commission in connection with the Corporation's 1999 Annual Meeting of Shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation to be filed with the Commission in connection with the Corporation's 1999 Annual Meeting of Shareholders.

Item 12.  Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation to be filed with the Commission in connection with the Corporation's 1999 Annual Meeting of Shareholders.

Item 13. Exhibits, List and Reports on Form 8-K.

         (A)      Exhibits

         The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B.)

Exhibit No.

3(a) Amended and Restated Articles of Incorporation of the Corporation, as
     amended*
3(b) Bylaws of the Corporation*
4(a) Specimen Stock Certificate of the Corporation*
10.1 Stock Option Plan*
10.2 Employment agreement between the Registrant and Kenneth L. Tepper*
10.3 Employment agreement between the Registrant and Brian M. Hartline
10.4 Agreement by and between Kenneth L. Tepper and the Registrant dated
     January 2, 1998**.
10.5 Warrant Agreement between the Registrant and Sandler O'Neill dated February 13, 1998**
10.6 Registration Rights Agreement between the Registrant and certain shareholders dated February 13, 1998**

11 Computation of Per Share Earnings (Included in Financial Statements on Pages
   F-12 and F-21)
21 Subsidiaries of the Corporation
23 Consent of Independent Certified Public Accountants
27 Financial Data Schedule
------------------------------------

*Incorporated by reference from the Registration Statement on Form SB-2 of the Corporation, as amended, Registration No. 33-92506.

**Incorporated by reference from the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

         (B)    Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on March 30, 1999.

                                  USABancShares, Inc.


                                  By: /s/ Kenneth L. Tepper
                                     -------------------------------------------
                                     Kenneth L. Tepper, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                  By: /s/ Brian M. Hartline
                                     -------------------------------------------
                                     Brian M. Hartline, Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


March 30, 1999                 /s/ George M. Laughlin
                               ------------------------------------------------
                               George M. Laughlin
                               Chairman of the Board


March 30, 1999                 /s/ Zeev Shenkman
                               ------------------------------------------------
                               Zeev Shenkman
                               Vice Chairman of the Board


March 30, 1999                 /s/ Kenneth L. Tepper
                               ------------------------------------------------
                               Kenneth L. Tepper
                               President, Chief Executive Officer and Director


March 30, 1999                 /s/ Jeffrey A. D'Ambrosio
                               ------------------------------------------------
                               Jeffrey A. D'Ambrosio
                               Director

March 30, 1999                 /s/ George C. Fogwell, III
                               ------------------------------------------------
                               George C. Fogwell, III
                               Director


March 25, 1999                 /s/ John A. Gambone
                               ------------------------------------------------
                               John A. Gambone
                               Director


March 25, 1999                 /s/ Carol J. Kauffman
                               ------------------------------------------------
                               Carol J. Kauffman
                               Director


March 30, 1999                 /s/ Wayne O. Leevy
                               ------------------------------------------------
                               Wayne O. Leevy
                               Director

March 30, 1999                 /s/ Clarence L. Rader
                               ------------------------------------------------
                               Clarence L. Rader
                               Director

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      USABANCSHARES, INC. and SUBSIDIARIES

                           December 31, 1998 and 1997

                                 C O N T E N T S
                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-3


FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                         F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS                               F-5

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                AND COMPREHENSIVE INCOME (LOSS)                              F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-8

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
USABancShares, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of USABancShares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USABancShares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


Philadelphia, Pennsylvania
March 22, 1999

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                               December 31,
                                                                                              (in thousands
                                                                                               except share
                                                                                                   data)
                                                                                        -------------------------
ASSETS                                                                                    1998               1997
                                                                                        --------         ---------
Cash and due from banks                                                                 $  1,335         $     833
Interest bearing deposit with banks                                                        7,706             3,975
Investment securities available for sale                                                  28,389             9,035
Investment securities held to maturity (fair market value of $15,951 and
    $15,644 in 1998 and 1997, respectively)                                               15,755            15,419
FHLB Stock                                                                                 3,523               900
Loans receivable, net                                                                    102,138            56,002
Premises and equipment, net                                                                2,023             1,153
Accrued interest receivable                                                                1,633               847
Other real estate                                                                             66               -
Goodwill, net                                                                                 69                80
Deferred income taxes                                                                        573               163
Other assets                                                                               1,896               919
                                                                                        --------         ---------
              Total assets                                                              $165,106         $  89,326
                                                                                        ========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Deposits
      Demand                                                                            $  1,439         $     257
      Now                                                                                    846               688
      Money Market                                                                         2,345             4,802
      Savings and Passbook                                                                 5,281             2,019
      Time                                                                               104,476            62,708
                                                                                        --------         ---------
              Total deposits                                                             114,387            70,474
Borrowings                                                                                35,305            12,638
Accrued interest payable                                                                     399                75
Accrued expenses and other liabilities                                                     1,418               773
                                                                                        --------         ---------
              Total liabilities                                                          151,509            83,960
                                                                                        --------         ---------

STOCKHOLDERS' EQUITY
Preferred stock $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding in 1998 and 1997
Common stock $1.00 par value, 10,000,000 shares authorized, 2,007,392 shares issued and outstanding in 1998; 813,807 shares issued and outstanding in
    1997, and 108,230 shares of converted and unissued Class B common stock in
    1998; 81,381 converted and unissued 1997                                               2,116               814
Additional paid-in capital                                                                10,683             4,828
Accumulated (deficit) earnings                                                             1,112              (378)
Accumulated other comprehensive income                                                      (314)              102
                                                                                        --------         ---------
              Total stockholders' equity                                                  13,597             5,366
                                                                                        --------           -------
              Total liabilities and stockholders' equity                                $165,106         $  89,326
                                                                                        ========         =========

The accompanying notes are an integral part of these statements.

                      USABANCSHARES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                          Year ended December 31,
                                                                                         -------------------------
                                                                                          1998              1997
                                                                                         -------           -------
                                                                                               (in thousands,
                                                                                           except per share data)
INTEREST INCOME
    Loans                                                                                $ 9,028           $ 3,090
    Investment securities                                                                  3,015             1,637
    Interest bearing deposits with banks and other                                           309               152
                                                                                         -------           -------
              Total interest income                                                       12,352             4,879
                                                                                         -------           -------
INTEREST EXPENSE
    Deposits                                                                               5,266             2,285
    Other borrowings                                                                       1,188               245
                                                                                          ------           -------
              Total interest expense                                                       6,454             2,530
                                                                                          ------            ------
              Net interest income                                                          5,898             2,349
PROVISION FOR POSSIBLE LOAN LOSSES                                                           510               415
                                                                                         -------           -------

              Net interest income after provision for
                   possible loan losses                                                    5,388             1,934
                                                                                         -------            ------
OTHER INCOME
    Service charges on deposit accounts                                                       94                26
    Gain on sale of securities                                                               378               127
    Brokerage operations                                                                     141               102
    Other income                                                                             146                59
                                                                                         -------            ------
              Total other income                                                             759               314
                                                                                         -------           -------
OTHER EXPENSES
    Salaries and employee benefits                                                         1,539             1,345
    Net occupancy expense                                                                    523               202
    Professional fees                                                                        275               175
    Office expenses                                                                          270               120
    Data processing fees                                                                     199               115
    Advertising expense                                                                      177                62
    Goodwill amortization                                                                     10                 8
    Other operating expenses                                                                 707               430
                                                                                         -------            ------
              Total other expense                                                          3,700             2,457
                                                                                          ------            ------
              Income (loss) before income tax expense                                      2,447              (209)
INCOME TAX EXPENSE                                                                           957                17
                                                                                         -------           -------
              Net income (loss)                                                          $ 1,490           $  (226)
                                                                                         =======            =======
NET INCOME (LOSS) PER SHARE - BASIC (1)                                                  $  0.75           $ (0.21)
                                                                                         =======           =======
NET INCOME (LOSS) PER SHARE - DILUTED (1)                                                $  0.70           $ (0.21)
                                                                                         =======           =======

(1) 1997 per share amounts have been restated to reflect a 33% stock dividend paid August 17, 1998.

The accompanying notes are an integral part of these statements.

                      USABANCSHARES, INC. AND SUBSIDIARIES

         Consolidated Statement of Changes in Stockholders' Equity and
                          Comprehensive Income (Loss)

                                                                              Unearned     Accumulated
                                                   Additional  Accumulated  compensation      other         Total
                                           Common    paid-in    (deficit)     Class B     comprehensive  stockholders' Comprehensive
                                           stock     capital     earnings   Common Stock      income       equity      income (loss)
                                           ------  ----------  -----------  ------------  -------------  ------------- -------------
                                                                               (in thousands)
Balance, January 1, 1997                   $  597    $ 4,878      $ (152)       $(425)        $  (2)      $ 4,896
    Net loss                                    -          -        (226)           -             -          (226)         $ (226)
    Other comprehensive income,
       net of reclassification adjustments
       and taxes                                -          -           -            -           104           104             104
                                                                                                                           ------
    Total comprehensive loss                                                                                               $ (122)
                                                                                                                           ======
    Stock issued to acquire Knox Financial      8         67           -            -             -            75
    33% common stock dividend                 200       (200)          -            -             -             -
    Conversion of Class B common stock          9         83           -            -             -            92
    Amortization of unearned compensation
       Class B common stock                     -          -           -          425             -           425
                                           ------    -------      ------        -----         -----       -------

Balance, December 31, 1997                    814      4,828        (378)           -           102         5,366
    Net income                                  -          -       1,490            -             -         1,490          $1,490
    Other comprehensive loss,
       net of reclassification adjustments
       and taxes                                -          -           -            -          (416)         (416)           (416)
                                                                                                                           ------
    Total comprehensive income                                                                                             $1,074
                                                                                                                           ======
    Private placement offering                769      6,341           -            -             -         7,110
    Exercise of stock options                   9         38           -            -             -            47
    33% stock dividend                        524       (524)          -            -             -             -
                                           ------    -------      ------        -----         -----       -------
Balance, December 31, 1998                 $2,116    $10,683      $1,112        $   -         $(314)      $13,597
                                           ======    =======      ======        =====         =====       =======

         The accompanying notes are an integral part of this statement.

                      USABANCSHARES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                         Year ended December 31,
                                                                                        ------------------------
(In Thousands)                                                                            1998            1997
                                                                                          ----            ----
OPERATING ACTIVITIES
    Net income (loss)                                                                   $ 1,490         $   (226)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities
    Provision for possible loan losses                                                      510              415
    Depreciation and amortization                                                           219               60
    Decrease in goodwill                                                                     11               49
    Accretion of discounts on purchased loan portfolio                                   (1,306)            (691)
    (Accretion) amortization of securities (discount) premium, net                           (9)              (5)
    Amortization of Class B common stock                                                      -              425
    Class B common stock conversion                                                           -               92
    Gain on sale of securities                                                             (378)            (127)
    Increase in accrued interest receivable                                                (786)            (540)
    Decrease (increase) in deferred tax asset                                              (166)            (216)
    Increase in other assets                                                               (977)            (621)
    Increase in accrued interest payable                                                    324               56
    Increase in accrued expenses and other liabilities                                      645              565
                                                                                       --------          -------
              Net cash used in operating activities                                        (423)            (764)
                                                                                       --------          -------
INVESTING ACTIVITIES
    Investment securities available for sale
       Purchases                                                                        (29,512)         (11,433)
       Sales                                                                              9,286            4,524
       Maturities and principal repayments                                                1,250            4,218
    Investment securities held to maturity
       Purchases                                                                         (8,012)          (9,131)
       Sales                                                                              1,444            2,001
       Maturities and principal repayments                                                5,580            1,959
    Purchases of FHLB Stock                                                              (2,622)            (650)
    (Increase) decrease in interest bearing deposits with banks                          (3,731)              41
    Net increase in loans                                                               (45,340)         (39,196)
    Increase in other real estate, net                                                      (66)             -
    Cash of entity acquired                                                                   -               45
    Purchase of premises and equipment                                                   (1,089)          (1,067)
                                                                                       --------          -------
              Net cash used in investing activities                                     (72,812)         (48,689)
                                                                                       --------           ------
FINANCING ACTIVITIES
    Net increase in deposits                                                             43,913           42,500
    Net increase in borrowings                                                           22,667            7,588
    Private placement proceeds                                                            7,110               --
    Exercise of stock options                                                                47               --
                                                                                         ------           ------
              Net cash provided by financing activities                                  73,737           50,088
                                                                                         ------           ------
              Net increase in cash and cash equivalents                                     502              635
Cash and cash equivalents, beginning of year                                                833              198
                                                                                        -------         --------
Cash and cash equivalents, end of year                                                  $ 1,335         $    833
                                                                                        =======         ========
Supplemental disclosure of cash flow information
    Cash paid during the year for
       Interest                                                                         $ 6,137          $ 2,231
                                                                                        =======          =======
       Income taxes                                                                     $   975          $   237
                                                                                        =======          =======

The accompanying notes are an integral part of these statements.

                      USABANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE A - ORGANIZATION

    USABancShares, Inc. (the Corporation), through its subsidiaries, BankPhiladelphia (the "Bank"), USACapital, Inc. ("USACapital") and USACredit, Inc. ("USACredit"), provides a full range of banking and non-depository services to individual and corporate customers located in the greater Delaware Valley region.

    The Corporation was organized in November 1995 in order to facilitate the acquisition of People's Thrift Savings Bank, which changed its name to "BankPhiladelphia" in July 1998.

    The Bank is a Pennsylvania chartered stock savings institution which competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for savings and time deposits and for types of loans. Such institutions, as well as consumer finance, insurance, and brokerage firms, may be considered competitors of the Bank with respect to one or more of the services it provides.

    The Bank is subject to regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and federal legislation and regulations.

    USACapital is a broker dealer registered with the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers (NASD). USACapital conducts business through its clearing brokers for its proprietary accounts. USACapital also introduces customer accounts on a fully disclosed basis to the clearing brokers and earns revenues and incurs expenses from activities on those accounts. The clearing and depository operations for USACapital's customer accounts and proprietary accounts are performed by its clearing brokers pursuant to clearance agreements.

    USACredit is a minority owner of a Delaware limited liability company in the business of purchasing judgements, deficiencies, and claims, and pursuing collections on such claims.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1. Basis of Financial Statement Presentation

    The accounting and reporting policies of the Corporation and its subsidiaries conform with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany balances and transactions have been eliminated.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    The principal estimates particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

    In 1998, the Corporation adopted Statement of Financial Accounting Standards
    (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Corporation and its subsidiaries operating segments. Management has determined the Corporation operates in one business segment, namely community banking.

    2. Investment Securities

    The Corporation accounts for its investment securities in accordance SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Corporation classifies its securities as held for investment purposes (held to maturity) and available for sale. Investment securities for which the Corporation has the ability and intent to hold until maturity are classified as held to maturity. These investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts on a straight-line basis, which is not materially different from the effective interest method.

    Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between a security's amortized cost and fair value is charged/credited directly to shareholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of securities are recognized in the consolidated statements of income upon sale. The Corporation had no securities held for trading purposes at December 31, 1998 and 1997.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The adoption of SFAS No. 133 is not anticipated to have a material impact on the Corporation's consolidated financial position or results of operations.

    3. Loans and Allowance for Possible Loan Losses

    Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. The Corporation's management maintains the allowance for possible loan losses at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio after consideration of appraised collateral values, financial condition of the borrowers, and prevailing and anticipated economic conditions. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made on a periodic basis during the year by senior management.

    Interest on loans is credited to operations primarily based upon the principal amount outstanding. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, the accrual of applicable interest is discontinued. Interest income is subsequently recognized only to the extent cash payments are received. Net loan origination fees and loan discounts on purchased loan pools are deferred and amortized over the life of the related loan using the level yield method. The net loan originations fees recognized as yield adjustments are reflected in total interest income in the consolidated statement of operations. The unamortized balance of loan origination net fees is reported in the consolidated balance sheet as part of unearned income; the unamortized portion of discounts on purchased loans reduces the carrying value of loans receivable on the consolidated balance sheet.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The Corporation accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

    4. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    The Corporation accounts for its transfers and servicing financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125. This standard provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishments of liabilities.

    5. Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Building and leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter. Depreciation and amortization is computed primarily on the straight-line method over the estimated useful lives of the assets.

    6. Goodwill

    Goodwill is stated at cost less accumulated amortization, and is being amortized on the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Corporation estimates the value of and the estimated undiscounted future net income expected to be generated by the related subsidiaries to determine that no impairment has occurred.

    The Corporation accounts for impairment under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This standard provides accounting guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    7. Other Real Estate

    Properties acquired by foreclosure are other real estate (ORE) and recorded at the lower of recorded investment in the related loan or fair value based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such properties are charged against the allowance for possible loan losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense. ORE is stated at the lower of cost or fair value less estimated cost to sell.

    8. Income Taxes

    The Corporation recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Bank's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on their difference between the financial statement carrying amounts and the tax basis of assets and liabilities. The Corporation files a consolidated federal income tax return and the amount of income tax expense or benefit is computed and allocated on a separate return basis.

    9. Per Share Amounts

    On January 1, 1997, the Corporation adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 eliminated primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average actual shares or per share information in the financial statements have been adjusted retroactively for the effect of a stock dividend.

    10. Comprehensive Income

    On January 1, 1998, the Bank adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The income tax effects allocated to comprehensive income (loss) is as follows:

                                                     December 31, 1998                   December 31, 1997
                                        ------------------------------------    -----------------------------------
                                                           Tax       Net of                                 Net of
                                         Before tax      expense       tax      Before tax       Tax          tax
                                           amount       (benefit)     amount      amount       expense       amount
                                         ----------     ---------     ------    ----------     -------      -------
                                                                          (in thousands)
    Unrealized gains (losses)
          on securities
       Unrealized holding gains
       (losses) arising during period       $(282)        $ 100       $(182)        $296        $(113)        $183
       Less reclassification
          adjustment for gains
          realized in net income              378          (144)        234          127          (48)          79
                                            -----          -----       ----          ---        -----         ----
    Other comprehensive income
       (loss), net                          $(660)        $ 244       $(416)        $169       $  (65)        $104
                                             ====          ====        ====          ===        =====          ===

    11.  Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand and amounts due from banks.

    12.  Advertising Costs

    The Corporation expenses advertising costs as incurred.

    13.  Restrictions on Cash and Due from Banks

    As of December 31, 1998, the Corporation did not maintain reserves (in the form of deposits with the Federal Home Loan Bank ("FHLB")) to satisfy federal regulatory requirements. As of December 31, 1998, USACapital has segregated $130,000 in special reserve bank accounts for the benefit of customers as required by the clearing organizations.

    14.  Reclassifications

    Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE C - PRIVATE PLACEMENT

    On February 18, 1998, the Company issued 769,231 shares of its Class A common stock in conjunction with a private placement offering (the "offering"). Total cash received was $7.1 million, net of offering cost of $390,000.

    In connection with the offering, the Company granted warrants convertible for a period of five years into 3.25% of the Corporation's common stock on the date of conversion. The number of warrants will be adjusted for stock splits, stock dividends and the issuance of additional shares so as to maintain the holder's ownership of the fully diluted common stock at 3.25% for a period of three years from the close of the offering.

NOTE D - ACQUISITION

    In 1997, the Corporation acquired Knox Financial Services Group, Inc. The Corporation distributed 14,000 (1) shares of common stock of its parent to effect the combination. The purchase method of accounting was used to account for this business combination. Subsequent to the acquisition, Knox Financial Services Group, Inc. was renamed USACapital, Inc. The results of operations of USACapital are included in the accompanying financial statements since the date of acquisition.

    (1) Adjusted for 33% stock dividends paid by the Corporation in July 18, 1997 and August 17, 1998.

NOTE E - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and fair market value of the Corporation's investment securities available for sale and held to maturity are as follows:

                                                           1998
                                      --------------------------------------------------
                                                      (in thousands)
                                                    Gross          Gross
                                      Amortized   unrealized     unrealized       Fair
                                         cost       gains          losses         value
                                      ---------   ----------     ----------       -----
    Available for sale
       Mortgage-backed securities     $ 2,628        $ --          $  (8)        $ 2,620
       Corporate obligations            1,322          13            (89)          1,246
       Trust preferred securities
           and other securities        24,944         243           (664)         24,523
                                      -------        ----          -----         -------
                                      $28,894        $256          $(761)        $28,389
                                      =======        ====          =====         =======
    Held to maturity
       U.S. Government and agency
           securities                 $ 1,201        $  1          $  --         $ 1,202
       Mortgage-backed securities       5,650         104             (1)          5,753
       Municipal securities             3,166          69             --           3,235
       Trust preferred securities
           and other securities         5,738          79            (56)          5,761
                                      -------        ----          -----         -------
                                      $15,755        $253          $ (57)        $15,951
                                        =====        =====         =====         =======

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997

NOTE E - INVESTMENT SECURITIES - Continued

                                                                            1997
                                                  -------------------------------------------------------------
                                                                       (in thousands)
                                                                     Gross            Gross
                                                  Amortized        unrealized       unrealized           Fair
                                                     cost            gains            losses             value
                                                  ---------        ----------       ----------           -----
    Available for sale
       U.S. Government and agency
           securities                              $ 1,243             $ 16            $   -            $ 1,259
       Trust preferred securities                    7,637              150              (11)             7,776
                                                   -------             ----            -----            -------

                                                   $ 8,880             $166             $(11)           $ 9,035
                                                   =======             ====             ====            =======

    Held to maturity
       U.S. Government and agency
           securities                              $ 3,557             $  -             $(10)           $ 3,547
       Mortgage-backed securities of                 6,306               50                -              6,356
       Municipal securities                          3,163              101                -              3,264
       Trust preferred securities
           and other securities                      2,393               84                -              2,477
                                                   -------             ----             ----            -------

                                                   $15,419             $235             $(10)           $15,644
                                                    ======             ====             ====            =======

    The amortized cost and fair market value of investment securities, by contractual maturity, as of December 31, 1998, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or repayment penalties.


(Dollars in Thousands)                                    Available-for-Sale                      Held-to-Maturity
                                              -------------------------------------   -------------------------------------
                                                                           Weighted                                Weighted
                                               Amortized     Approximate    Average    Amortized     Approximate    Average
                                                 Cost         Fair Value     Yield       Cost         Fair Value     Yield
                                              ----------     -----------   --------   ----------     -----------   --------
Due after one year through five years......     $ 1,246        $ 1,170       11.92%    $ 2,001         $ 2,015       7.31%
Due after five years through ten years.....         816            770        9.88       2,635           2,581       7.90
Due after ten years........................      22,312         21,996        9.61       5,479           5,613       7.06
Mortgage-backed securities.................       2,628          2,620        7.00       5,640           5,742       6.59
Equity securities..........................       1,892          1,833          --          --              --         --
                                                -------        -------                 -------         -------
                                                $28,894        $28,389                 $15,755         $15,951
                                                =======        ========                =======         =======

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE E - INVESTMENT SECURITIES - Continued

    Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In 1998, the Corporation sold securities which were classified as held-to-maturity due to unforeseen circumstances that could not have been anticipated.

    Proceeds on the sale of investment securities classified as held-to-maturity were $1.4 million and $2.0 million in 1998 and 1997, respectively. Proceeds on the sale of investment securities classified as available-for-sale were $9.3 million and $4.5 million in 1998 and 1997, respectively. Gross gains of $393,000 and gross losses of $15,000 were realized on 1998 sales.

NOTE F - LOANS RECEIVABLE

    Loans outstanding by classification are as follows:
                                                        1998             1997
                                                        ----             ----
                                                          (in thousands)

    Real estate                                       $102,076          $54,262
    Commercial and industrial loans                        986            1,091
    Other                                                  243            1,694
                                                      --------          -------
                                                       103,305           57,047
    Loans in process                                       -               (260)
    Unearned income                                       (116)            (217)
    Allowance for possible loan losses                  (1,051)            (568)
                                                      --------          -------

                                                      $102,138          $56,002
                                                      ========          =======

    At December 31, 1998 and 1997, loans outstanding to certain officers and directors of the Bank and their affiliated interests amounted to $2.5 million and $233,000, respectively. An analysis of activity in loans to related parties at December 31, 1998 and 1997, resulted in new loans of $2.7 million and $122,000, respectively, and reductions of $483,000 and $504,000, respectively, representing payments.

    An analysis of the allowance for possible loan losses is as follows:

                                                         1998              1997
                                                         ----              ----
                                                            (in thousands)
    Balance, beginning of year                          $  568             $182
    Provision charged to expense                           510              415
    Charge-offs, net of recoveries                         (27)             (29)
                                                        ------             ----

    Balance, end of year                                $1,051             $568
                                                        ======             ====

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE F - LOANS RECEIVABLE - Continued

    Included in loans receivable are nonaccrual loans of $1.8 million and $287,000 at December 31, 1998 and 1997, respectively. Interest income that would have been recorded in the financial statements had the nonaccrual loans been performing in accordance with their terms would have been $140,000 in 1998.

    Also included in loans receivable are loans past due 90 days or more and accruing in the amount of $152,000 and $165,000 at December 31, 1998 and 1997, respectively, which have not been classified as nonaccrual due to management's belief that the loans are well-secured and in the process of collection.

NOTE G - PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

                                                                   Estimated
                                                                  useful lives            1998            1997
                                                                  ------------            ----            ----
                                                                                              (in thousands)
       Building                                                     31.5 years           $  754           $  754
       Premises and improvements                                 5 to 20 years              726              135
       Furniture and equipment                                   5 to  7 years              969              367
                                                                                         ------           ------
                                                                                          2,449            1,256
    Less accumulated depreciation and amortization                                         (426)            (103)
                                                                                         ------           ------

                                                                                         $2,023           $1,153
                                                                                         ======           ======

    Depreciation and amortization charged to operations was $219,000 and $60,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE H - DEPOSITS

    The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $34.7 million and $9.3 million at December 31, 1998 and 1997, respectively.

    At December 31, 1998, the schedule of maturities of certificates of deposit is as follows (in thousands):

    1999                                                            $ 47,067
    2000                                                              28,399
    2001                                                              14,769
    2002                                                               5,663
    2003                                                               7,670
    Thereafter                                                           908
                                                                    --------

                                                                    $104,476
                                                                    ========

                      USABANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE I - BORROWINGS

    At December 31, 1998, the Bank had five callable fixed-rate advances outstanding with the FHLB. The callable advances mature within five to ten years with call options ranging from 18 months to five years. The interest rates on the callable advances range from 4.83% to 5.63% with a weighted average interest rate of 5.31% at December 31, 1998.

    The following table sets forth certain information regarding the Bank's FHLB advances, at or for the period ended December 31:

                                                                      1998             1997
                                                                      ----             ----
                                                                           (in thousands)
    Balance outstanding, December 31                                 $30,000          $ 9,000
    Average balance outstanding during year                          $22,482          $ 7,000
    Weighted average interest rate for the period                       5.29%            5.87%
    Maximum outstanding balance at any month end                     $31,000          $12,700

    The Bank also has $4.2 million in collateralized borrowings that represent participations by other banks in certain loans; such amounts are non-interest bearing.

    The Corporation has three line of credit facilities with local financial institutions totaling $2.0 million. The aggregate outstanding balance on the lines of credit at December 31, 1998 was $1.1 million. The interest rates paid on these advances are floating, prime based rates, ranging from prime to prime plus one percentage point, with the average interest rate at December 31, 1998 equaling 8.21%.

NOTE J - STOCKHOLDERS' EQUITY

    In connection with the formation of the Corporation , the President & CEO purchased 10,000 shares, par value $.01, of Class B Common Stock for $500. These shares mandatorily convert into ten percent of the then issued shares of Class A Common Stock on January 1, 2001. Unearned compensation of $543,000 was recorded at the close of the offering on November 30, 1995, based on the offering price of $10.00 per share. As a result of the mandatory conversion provision, the Class B Common Stock was deemed converted on November 30, 1995 for financial statement purposes.

    Unearned compensation, which is shown as a separate component of Stockholders' equity, was being amortized over five years. In connection with the offering (Note 2), the President & CEO agreed to cap the amount of Class A common stock into which the Class B common stock could be converted, into an amount equal to 10% of the Class A common stock outstanding at December 31, 1997, adjusted for any future stock dividends, or stock splits. In conjunction with this agreement, the Corporation fully recognized the remaining unearned compensation as compensation expense in 1997.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE J - STOCKHOLDERS' EQUITY - Continued

    On July 18, 1997, the Corporation paid a 33% stock dividend on its common stock to stockholders' of record as of July 1, 1997.

    On August 17, 1998, the Corporation paid a 33% stock dividend on its common stock to stockholders' of record as of August 3, 1998.

NOTE K - EMPLOYEE BENEFIT PLANS

    The Bank had a defined contribution plan, 401(k), covering eligible employees, as defined under the plan document. Employees could contribute upto 10% of compensation, as defined under the plan document. The Bank could make discretionary contributions. The Bank did not make any contributions into the plan during the period ended December 31, 1998 or 1997. The plan was terminated in 1998, and all funds were distributed to the employees.

NOTE L - INCOME TAXES

    The components of income taxes (benefit) are as follows:

                                                         1998             1997
                                                         ----             ----
    Federal                                                 (in thousands)
       Current                                           $ 935            $ 193
       Deferred                                           (165)            (216)
       Benefit applied to reduce goodwill                    -               22
                                                         -----            -----

                                                           770               (1)
    State
       Current                                             187                9
       Benefit applied to reduce goodwill                    -                9
                                                         -----            -----
                                                           187               18
                                                         -----            -----

    Income taxes                                         $ 957            $  17
                                                         =====            =====

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE L - INCOME TAXES - Continued

    The reconciliation of the tax computed at the statutory federal rate was as follows:

                                                                     1998           1997
                                                                     ----           ----
                                                                        (in thousands)
    Tax at statutory rate                                            $832           $ (71)
    Increase (decrease) in taxes resulting from
       Tax-exempt income                                              (76)              -
       Nondeductible compensation                                       -             144
       Nondeductible expenses, including goodwill and
           meals and entertainment                                     31              16
       Increase (decrease) in valuation allowance                       -            (103)
       State income taxes, net of federal income
           tax benefit                                                124              12
       Other, net                                                      46              19
                                                                     ----           -----

    Income tax expense                                               $957           $  17
                                                                     ====           =====

    Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. Cumulative temporary differences are as follows:

                                                                     1998          1997
                                                                     ----          ----
                                                                      (in thousands)
       Deferred tax assets
          Allowance for possible loan losses                         $346          $184
          Deferred loan fees                                            7             9
          Deferred compensation                                        24            23
          Fixed asset                                                   5             -
          Unrealized losses on securities available for sale          191             -
                                                                     ----          ----
                                                                      573           216

       Deferred tax liabilities
          Fixed assets                                                  -            (1)
          Unrealized gains on securities available-for-sale             -           (52)
                                                                     ----          ----
                                                                        -           (53)
                                                                     ----          ----

       Net deferred tax asset                                        $573          $163
                                                                     ====          ====

    During 1997, the Corporation realized a tax benefit related to the net operating loss carryovers from the acquisition of the Bank that was treated as a reduction to goodwill in accordance with SFAS No. 109. The Corporation believes it is more likely than not to realize the net deferred tax asset, and accordingly, no valuation allowance has been provided at December 31, 1997.

                      USABANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE M - EARNINGS PER SHARE

    The following table illustrates the reconciliation of the basic and diluted EPS computations, (in thousands, except per share data).

                                                                     For the year ended December 31, 1998
                                                               -----------------------------------------------
                                                                                     Weighted
                                                                                     average
                                                                  Income             shares          Per share
                                                               (numerator)        (denominator)        amount
                                                               -----------        -------------      ---------
    Basic earnings per share
       Net income available to common stockholders               $1,490               1,986            $0.75

    Effect of dilutive securities
       Options                                                        -                 133                -
                                                                 ------              ------            -----

    Diluted earnings per share
       Net income available to common stockholders
           plus assumed conversions                              $1,490               2,119            $0.70
                                                                 ======               =====            =====

    Options to purchase 62,000 shares of common stock at exercise prices ranging from $11.28 to $30.00 per share were outstanding during 1998 and are not included in the computation of diluted EPS because the options exercise price were greater than the average market price of the common shares.

                                                                   For the year ended December 31, 1997 (1)
                                                               --------------------------------------------
                                                                                   Weighted
                                                                                    average
                                                                  Income             shares       Per share
                                                               (numerator)        (denominator)     amount
                                                               -----------        -------------   ---------
    Basic earnings per share
       Net loss available to common stockholders                  $(226)              1,082        $(0.21)

    Effect of dilutive securities
       Options                                                        -                   -             -
                                                                  -----               -----        ------

    Diluted earnings per share
       Net loss available to common stockholders
           plus assumed conversions                               $(226)              1,082        $(0.21)
                                                                  ======              =====        ======

    Options to purchase 322,820 shares of common stock at $5.65 per share were outstanding during 1997 and are not included in the computation of diluted EPS because the options were anti-dilutive.

    (1) Adjusted for 33% stock dividends paid by the Corporation in August 1998.

                      USABANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
           CREDIT RISK

    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

    The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                      1998              1997
                                                                                      ----              ----
                                                                                          (in thousands)
    Financial instruments whose contract amounts represent credit risk
       Commitments to extend credit                                                   $1,070           $1,322
       Standby letters of credit and financial guarantees written                      1,098                -

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

    The Bank's originated loan portfolio primarily consists of loans secured by real estate in the greater Delaware Valley region. The Bank's acquired loan portfolio consist of individual loans and loan pools throughout the domestic United States purchased at sales conducted by governmental agencies. The Bank, as with any lending institution, is subject to the risk that residential real estate values in the primary lending area will deteriorate, thereby potentially impairing collateral values in the primary lending area. However, management believes that real estate values are presently stable in its primary lending area and that loan loss allowances have been provided in amounts commensurate with its current perception of the foregoing risks of the portfolio.

                      USABANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE O - COMMITMENTS AND CONTINGENCIES

    1.  Leases

    The Bank and the Corporation have entered into operating lease arrangement for branch facilities. Both the Bank and the Corporation are responsible for pro-rate operating expense escalations.

    As of December 31, 1998, future approximate minimum rental payments are as follows, (in thousands):

    1999                                                            $ 91
    2000                                                              96
    2001                                                             104
    2002                                                             106
    2003                                                             108
    Thereafter                                                       386
                                                                    ----
                                                                    $891
                                                                    ====

    The above amount represents minimum rentals not adjusted for possible future increases due to escalation provisions and assumes that all option periods will be exercised by the Bank or the Corporation.

    Rent expense for the years ended December 31, 1998 and 1997, amounted to $147,000 and $125,000, respectively.

    2. Employee Agreements

    The Corporation has employment agreements with certain key executives that provide severance pay benefits if there is a change in control of the Corporation. The agreements will continue in effect on a year-to-year basis until terminated or not renewed by the Corporation or key executives. Upon a change in control, the Corporation shall continue to pay the key executives' salaries per the agreements and certain benefits for the agreed upon time periods. The maximum contingent liability under the agreements at December 31, 1998 was $1.2 million.

    In addition, in connection with the private placement offering (Note C), the Corporation and the President & CEO have entered into an agreement whereby the Corporation has the option to pay $150,000 per year for each of the three years beginning in 1998 in exchange for the President agreeing to waive any future exercise of the non-dilutive feature of the Class B common stock. If the Corporation does not make the optional payment on January 2nd of each year, the President will be entitled to implement the anti-dilutive feature for 10% of any shares of Class A common stock issued during the year of non-payment. The Corporation exercised its option for 1998 upon the close of the offering, and has also exercised its option for 1999.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE O - COMMITMENTS AND CONTINGENCIES

    3. Other

    The Corporation may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. In management's judgment, the financial position of the Corporation will not be materially affected by the final outcome of any present legal proceedings.

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

    Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1998 and 1997, are outlined below.

    For cash and cash equivalents, including cash and due from banks and interest bearing deposits with banks, the recorded book values of $1.3 million and $7.7 million respectively, as of December 31, 1998 and $833,000 and $4.0 million, respectively, at December 31, 1997, approximate fair values. The estimated fair values of investment securities, including FHLB stock, are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

    The net loan portfolio at December 31, 1998 and 1997, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    The estimated fair values of demand deposits (i.e., interest- and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.

                                                 1998                            1997
                                       --------------------------      ------------------------
                                       Carrying        Estimated       Carrying      Estimated
                                       amount          fair value       amount       fair value
                                       --------        ----------      --------      ----------
                                                           (in thousands)
    Investment securities              $ 47,667         $ 47,862        $24,454        $24,678
    Loans receivable                    103,189          110,242         56,570         57,647
    Deposits                            114,387          114,777         70,474         70,645

    The fair values of borrowings totaling $35.3 million and $12.7 million are estimated to approximate their recorded book balances at December 31, 1998 and 1997, respectively.

    There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items, which totalled approximately $2.2 million and $1.3 million at December 31, 1998 and 1997, respectively, and primarily comprise unfunded loan commitments, which are generally priced at market at the time of funding.

NOTE Q - STOCK OPTION PLAN

    The FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Corporation has determined it will follow APB Opinion No. 25.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE Q - STOCK OPTION PLAN - Continued

    The Corporation has a Stock Option Plan (the Plan) for the benefit of key officers and employees of the Corporation. The Plan was designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Corporation as an incentive to contribute to the success of the Corporation, and reward key employees for outstanding performance and the attainment of targeted goals. The Plan was also designed to retain qualified directors for the Corporation, and will provide for the grant of non-qualified stock options and incentive options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended.

    The Plan is administered and interpreted by a Committee of the Board of Directors, and unless terminated earlier, will be in effect for a period of ten years from the Effective Date. A total of 531,000 shares have been reserved for issuance under the Plan. The options, which have a term of between 4 and 10 years when issued, vest either immediately or over a period specified by the Corporation's compensation committee. The exercise price of each option is equal to or above the market value on the date of grant. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Corporation's results of operations and per share amounts would have been reduced to the pro forma amounts indicated below, (in thousands, except per share data).

                                                   1998            1997
                                                   ----            ----
    Net income (loss)
       As reported                                $1,490          $ (226)
       Pro forma                                   1,180            (226)

    Basic earnings (loss) per share
       As reported                                  0.75           (0.21)
       Pro forma                                    0.59           (0.21)

    Diluted earnings (loss) per share
       As reported                                  0.70           (0.21)
       Pro forma                                    0.56           (0.21)


    These pro forma amounts may not be representative of future disclosures because they do not take into effect the pro forma compensation expense related to grants before 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: no dividend yield for all years; expected volatility of 20%, risk-free interest rate of 5.55%, and an expected lives of ten years for all options. No options were granted in 1997.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE Q - STOCK OPTION PLAN - Continued

    A summary of the status of the Corporation's fixed stock option plans as of December 31, 1998, and changes for each of the years in the two-year period then ended was as follows:

                                                              1998                          1997
                                                      ---------------------        -------------------------
                                                                  Weighted                         Weighted
                                                                   average                         average
                                                      Number      exercise         Number          exercise
                                                        of        price per          of            price per
                                                      shares        share          shares            share
                                                      ------      ---------        ------          ---------

    Outstanding at beginning of year                  323,000       $5.65          333,000           $5.65
    Options granted                                   152,000        9.78                -               -
    Options exercised                                  (9,000)       5.65                -               -
    Options forfeited                                 (28,000)       5.65          (10,000)           5.65
                                                      -------                      -------

    Outstanding at end of year                        438,000       $7.20          323,000           $5.65
                                                      =======                      =======

    Options exercisable at year-end                   343,000                      323,000
                                                      =======                      =======

    Weighted average fair value of
       options granted during year                                  $3.58                            $  -

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                                     Options outstanding                   Options  exercisable
                                       ----------------------------------------------   --------------------------
                                                          Weighted
                                           Number          average           Weighted       Number        Weighted
                                       outstanding at     remaining          average    exercisable at     average
       Range of exercise                December 31,     contractual         exercise    December 31,     exercise
             prices                         1998         life (years)          price         1998          price
       -----------------               --------------    ------------        --------   --------------   ----------
       $ 5.65 to $ 8.48                   365,000         5.92 years           $ 6.05       340,000       $ 6.10
       $ 8.66 to $12.99                    60,000         9.42 years            10.80             -            -
       $15.04 to $22.56                    11,000         9.67 years            17.10         3,000        20.00
       $25.00 to $30.00                     2,000         9.67 years            27.50             -            -

                      USABANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE R - REGULATORY CAPITAL REQUIREMENTS

    The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

    As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Corporation as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Corporation must maintain minimum total risk-based, Tier I risk- based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Corporation's actual capital amounts and ratios are presented in the following table.

                                                                            For capital
                                                       Actual            adequacy purposes
                                                  ------------------     -------------------
                                                  Amount       Ratio     Amount        Ratio
                                                  ------       -----     ------        -----
                                                            (dollars in thousands)
     As of December 31, 1998
        Total capital (to risk-weighted assets)   $15,566      12.1%    $10,317        8.00%
        Tier I capital (to risk-weighted assets)   13,782      10.7       5,159        4.00
        Tier I capital (to average assets)         13,782       8.7       6,319        4.00

     As of December 31, 1997
        Total capital (to risk-weighted assets)     5,752       8.5       5,431        8.00
        Tier I capital (to risk-weighted assets)    5,184       7.6       2,715        4.00
        Tier I capital (to average assets)          5,184       5.8       3,570        4.00

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997




NOTE R - REGULATORY CAPITAL REQUIREMENTS - Continued

    The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                    To be well
                                                                                                 capitalized under
                                                                              For capital        prompt corrective
                                                          Actual           adequacy purposes     action provisions
                                                     ----------------      -----------------    --------------------
                                                     Amount     Ratio       Amount     Ratio    Amount         Ratio
                                                     ------     -----       ------     -----    ------         -----
                                                                         (dollars in thousands)
     As of December 31, 1998
        Total capital (to risk-weighted assets)     $13,930      11.2%      $9,987     8.0%     $12,483        10.0%
        Tier I capital (to risk-weighted assets)     12,879      10.3        4,994     4.0        7,490         6.0
        Tier I capital (to average assets)           12,879       8.5        6,068     4.0        7,585         5.0

     As of December 31, 1997
        Total capital (to risk-weighted assets)       5,315       7.9        5,400     8.0        6,750        10.0
        Tier I capital (to risk-weighted assets)      4,747       7.0        2,700     4.0        4,050         6.0
        Tier I capital (to average assets)            4,747       5.4        3,548     4.0        4,435         5.0

    At December 31, 1997, the Bank's Total capital ratio of 7.90% did not meet the minimum requirement of 8.0% in order to consider the Bank adequately capitalized. However, upon completion of the offering (Note 2) the Corporation raised $7.1 million, of which $6.9 million was contributed to the Bank. As a result, the Bank's Total capital ratio increased to 17.8%.

    State Banking statutes restrict the amount of dividends paid on capital stock. Accordingly, no dividends shall be paid by the Bank on its capital stock unless, following the payment of such dividends, the capital stock of the Bank will be unimpaired, and (1) the Bank will have surplus of not less than 50% of its capital, or, if not (2) the payment of such dividend will not reduce the surplus of the Bank.

    Additionally, banking regulations limit the amount of investment, loans, extensions of credit and advances that one subsidiary bank can make to the Corporation at any time to 10% and in the aggregate 20% of the Bank's capital stock and surplus. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amounts thereof. At December 31, 1998, loans from the Bank to the Corporation amounted, in aggregate, to $976,000, or 7.50%, of the Bank's capital stock and surplus. There were no investments, extensions of credits or advances at December 31, 1998. At December 31, 1997, there were no investments, loans, extensions of credit or advances from the Bank to the Corporation.

                      USABANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Condensed financial information for USABancShares, Inc. (parent company only) follows:

                                  BALANCE SHEET

                                                                             December 31,
                                                                         ------------------
                                                                           1998        1997
             ASSETS                                                         (in thousands)
Cash and Due from banks                                                  $    23      $  254
Securities available-for sale                                              1,931         328
Investment in subsidiaries                                                13,281       5,088
Other assets                                                                 708         211
                                                                         -------      ------

             Total assets                                                $15,943      $5,881
                                                                         =======      ======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Other borrowed money                                                 $ 1,957      $  340
    Other liabilities                                                        389         175
                                                                         -------      ------

             Total liabilities                                             2,346         515

Stockholders' equity                                                      13,597       5,366
                                                                         -------      ------

             Total liabilities and stockholders' equity                  $15,943      $5,881
                                                                         =======      ======

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                             STATEMENT OF OPERATIONS

                                                                         ar Ended December 31,
                                                                         ---------------------
                                                                          1998          1997
                                                                          ----          ----
                                                                             (in thousands)
        INCOME
           Interest income                                               $   49         $   -
           Other income                                                      19            77
                                                                         ------         -----

              Total income                                                   68            77
                                                                         ------         -----

        EXPENSES
           Compensation                                                     150           517
           Interest                                                          89            14
           Other                                                             10            29
                                                                         ------         -----

              Total expenses                                                249           560
                                                                         ------         -----

              Loss before undistributed earnings
                  of subsidiaries                                          (181)         (483)

                  Provision (benefit) for income taxes                        1           (16)
                                                                         -------        -----

              Loss before undistributed earnings
                  of subsidiaries                                          (182)         (467)

        Undistributed earnings of subsidiaries                            1,672           241
                                                                         ------         -----

              NET INCOME (LOSS)                                          $1,490         $(226)
                                                                         ======         =====

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


NOTE S - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                             STATEMENT OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                         1998         1997
                                                                                         ----         ----
                                                                                           (in thousands)
        Cash flows from operating activities
           Net income                                                                  $ 1,490        $(226)
           Adjustments to reconcile net income to net cash
               provided by (used in) operating activities
                  Undistributed earnings (loss) from subsidiaries                       (1,672)         241
                  (Gain) loss on sale of investments                                         5          (28)
                  Net change in assets and liabilities                                    (146)          99
                                                                                       -------        -----

              Net cash provided by (used in) operating activities                         (323)          86
                                                                                       -------        -----

        Cash flows from investing activities
           Capital distribution (to) from subsidiaries                                  (7,078)           -
           Purchase of investment securities available-for-sale                         (1,603)        (135)
                                                                                       -------        -----

              Net cash used in investing activities                                     (8,681)        (135)
                                                                                        ------        -----

        Cash flows from financing activities
           Net increase in borrowings                                                    1,616          290
           Proceeds from issuance of common stock                                        7,157            -
                                                                                       -------        -----

              Net cash provided by financing activities                                  8,773          290
                                                                                       -------        -----

              NET INCREASE (DECREASE) IN CASH                                             (231)         241

        Cash at beginning of year                                                          254           13
                                                                                       -------        -----

        Cash at end of year                                                            $    23        $ 254
                                                                                       =======        =====

        Supplemental disclosure of cash flow information
          Cash paid during the year for income taxes                                   $     1        $   -
                                                                                       =======        =====

                      USABANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE T - SUBSEQUENT EVENT

    In March 1999, the Corporation issued $10 million of 9.50% junior subordinated debentures ( the "trust preferred offering") to USA Capital Trust 1, a Delaware Business Trust, in which the Corporation owns all of the common equity. The trust issued $10 million of Preferred Securities to investors, secured by the junior subordinated debentures and the guarantee of the Corporation, The junior subordinated debentures mature in 2029. Had the trust preferred offering occurred as of December 31, 1998, the Corporation's condensed balance sheet would have been as follows:

ASSETS                                                                                Actual           Pro-Forma
                                                                                   -------------      ------------
                                                                                            (in thousands
                                                                                             except share
                                                                                                 data)
Cash and due from banks (1)                                                        $   1,335            $ 10,435
Interest bearing deposit with banks                                                    7,706               7,706
Investment securities                                                                 47,667              47,667
Loans receivable, net                                                                102,138             102,138
Premises and equipment, net                                                            2,023               2,023
Other assets (2)                                                                       4,237               5,137
                                                                                    --------            --------
              Total assets                                                          $165,106            $175,106
                                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                           $ 114,387            $114,387
Borrowings                                                                            35,305              35,305
Guaranteed preferred beneficial interest in subordinated debt                              -              10,000
Accrued expenses and other liabilities                                                 1,817               1,817
                                                                                    --------            --------
              Total liabilities                                                      151,509             161,509
                                                                                    --------            --------

STOCKHOLDERS' EQUITY
Preferred stock $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding in 1998 and 1997
Common stock $1.00 par value, 10,000,000 shares authorized, 2,007,386 shares issued and outstanding in 1998; 813,807 shares issued and outstanding in
    1997, and 108,236 shares of converted and unissued Class B common stock in
    1998; 81,381 converted and unissued 1997                                           2,116               2,116
Additional paid-in capital                                                            10,683              10,683
Accumulated (deficit) earnings                                                         1,112               1,112
Accumulated other comprehensive income                                                  (314)               (314)
                                                                                    --------            --------
              Total stockholders' equity                                              13,597              13,597
                                                                                    --------            --------
              Total liabilities and stockholders' equity                            $165,106            $175,106
                                                                                    ========            ========

(1) Total cash received was $9.1 million, net of trust preferred offering cost of $900,000.
(2) $900,000 of trust preferred offering costs will be amortized over the life of the related junior subordinated debentures.

                                   (Continued)

                      USABANCSHARES, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997



NOTE T - SUBSEQUENT EVENT - Continued


    Although the junior subordinated debentures will be treated as debt of the Corporation, they currently qualify for Tier I capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the Trust Preferred Securities that exceeds this limitation qualifies as Tier II capital of the Corporation. Had the trust preferred offering occurred as of December 31, 1998, the Corporation's Total Capital, Tier 1 Capital, and Tier 1 Leverage capital ratios would have been 19.82%, 13.36% and 10.91%, respectively.

                                  Exhibit Index

10.3 Employment Agreement between the Registrant and Brian M. Hartline, dated November 30, 1998.
21   Subsidiaries of the Corporation.
23   Consent of Independent Certified Public Accoutants.
27   Financial Data Schedule.