Form 10KSB/A
period 1998-12-31
USABANCSHARES INC
filed 1999-04-30
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

                        Commission file number: 000-27244

                               USABANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

         Pennsylvania                                    23-2806495
--------------------------------          -------------------------------------
(State Or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

1535 Locust Street, Philadelphia, PA                             19102
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number, including area code:      (215) 569-4200

Securities registered under Section 12(b) of the Act:   None.

      Title of each class            Name of each exchange on which registered
-----------------------------      --------------------------------------------

-----------------------------      --------------------------------------------

-----------------------------      --------------------------------------------

Securities registered under Section 12(g) of the Act:

                     Common Stock, $1.00 Par Value Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

Check if there is no disclosures of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year were $13.1 million.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of March 31, 1999 was $14,353,611 based on the average of the closing bid and asked prices of the Registration's Class A Common Stock as reported by the NASDAQ Small Cap Market.

Transitional Small Business Disclosure Format (Check one):  Yes ____  No    X

As of March 31, 1999, the issuer had outstanding 2,007,392 shares of Class A common stock and 10,000 shares of Class B common stock (which are convertible into 108,230 shares of Class A Common Stock).

Documents incorporated by reference:  None.

                               USABANCSHARES, INC.

                                  FORM 10-KSB/A

                                                                                                             Page
PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
              of the Exchange Act.........................................................................     3
Item 10    Executive Compensation.........................................................................     4
Item 11    Security Ownership of Certain Beneficial Owners and Management.................................     6
Item 12    Certain Relationships and Related Transactions.................................................     7
Item 13    Exhibits and Reports on Form 8-K...............................................................     8

The Issuer hereby amends Part III of its Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "Annual Report") as set forth in the pages attached hereto. Capitalized terms used herein and not otherwise defined have the meanings ascribed to such terms in the Annual Report.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Certain information concerning the present directors and executive officers of USABancShares, Inc. (the "Corporation") is set forth below. The term of office for each director is one year or until the date of the Corporation's next meeting of shareholders, at which time elections are held for each seat on the Board of Directors.

Name                                   Position with Corporation                         Age        Director Since
----                                   -------------------------                         ---        --------------
George M. Laughlin .................   Chairman                                          78         1995
Zeev Shenkman ......................   Vice-Chairman                                     46         1998
Kenneth L. Tepper ..................   President and Chief Executive Officer/Director    36         1995
Clarence L. Rader...................   Director/Chairman of the Bank                     67         1995
Jeffrey A. D'Ambrosio ..............   Director                                          43         1995
George C. Fogwell, III .............   Director                                          51         1995
John A. Gambone ....................   Director                                          59         1995
Carol J. Kauffman ..................   Director                                          51         1997
Wayne O'Leevy ......................   Director                                          54         1996
Brian M. Hartline ..................   Chief Financial Officer                           34         N/A

         Following is a brief summary of each director's and executive officer's occupation over the last five years.

         George M. ("Dewey") Laughlin is a real estate investor and insurance broker, and is the founder/owner of Best Auto Tags and Abat's Auto Tags, one of the first companies to originate 24-hour licensed messenger service in Pennsylvania. Mr. Laughlin owns and manages a total of twenty-four branch locations throughout the Commonwealth of Pennsylvania. He is a veteran of the United States Navy, having served on the aircraft carrier U.S.S. Independence in every major South Pacific campaign of World War II.

         Zeev Shenkman has been the Chief Executive Officer of Shen Management Corporation since September 1995. From 1996 through 1997, Mr. Shenkman was Chief Financial Officer of Global Sports, Inc. Prior thereto, from May 1984 through March 1995, Mr. Shenkman was the Chief Financial Officer of Today's Man, Inc. In 1996, Today's Man filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, and emerged under a plan approved in 1998.

         Kenneth L. Tepper has been a Director and President and Chief Executive Officer of the Corporation and of the Bank since 1995. Prior thereto, Mr. Tepper served as an agent of the FDIC assigned to the RTC from 1990 through 1991. Thereafter, Mr. Tepper was Director of Merchant Banking at Tucker Federal SLA, and from 1994 through 1995 was Managing Director of Merchant*BancShares, Inc., an investment banking firm specializing in community bank mergers and loan portfolio acquisitions. He was Finance Chairman of the Pennsylvania Republican State Committee during the 1994 gubernatorial campaign, and a principal of the 1995 Congressional Medal of Honor Society Convention. He serves on the Board of Directors of TRM Corporation, a public company in the self-service photocopy business in which the Corporation maintains a $500,000 investment in debt securities.

         Clarence L. Rader has served as Chairman of the Bank since November 1995. Prior thereto, he served as President and Chief Executive Officer of the Bank from 1986 to 1995. Mr. Rader was President of the Norristown School Board, and Chairman of the Central Montgomery Chamber of Commerce from 1991-1992. He is a senior appraiser with the American Society of Appraisers.

         Jeffrey A. D'Ambrosio has been the owner and is Chief Executive Officer of D'Ambrosio Dodge in Downingtown, Pennsylvania since 1985. Mr. D'Ambrosio presently owns and manages 11 auto franchises in Chester County, Pennsylvania. Mr. D'Ambrosio is a member of the Dodge Dealers National Advertising Council and serves on the Pennsylvania Board of Vehicle Manufacturers, Dealers and Salespersons.

         George C. Fogwell, III is a Senior Captain with Delta Airlines, where he also serves as a flight instructor.

         John A. Gambone is the Chairman, President and Chief Executive Officer of Gambone Bros. Organization, Inc., a real estate development concern founded in 1958 and headquartered in Fairview Village, Pennsylvania. He is a member of the Pennsylvania Horse Breeders Association as well as numerous professional organizations related to the building industry.

         Carol J. Kauffman has served as the Director of Business Development for Lawyers' Travel Service Division of the World Travel Specialists Group since 1996. Prior to Lawyers' Travel, Ms. Kauffman was Senior Account Executive, Account Services for Reimel Carter Public Relations firm after successfully selling the firm she founded over ten years ago, Lawlor Jackson, Inc.

         Wayne O. Leevy is the Managing Partner of Mitchell & Titus, LLP, a public accounting firm. Prior to Mitchell & Titus, Mr. Leevy was Managing Officer of Leevy, Redcross and Co., which merged with Mitchell & Titus in 1990.

         Brian M. Hartline is currently Chief Financial Officer of the Corporation and Chief Operating Officer of the Bank, where he has been employed since December 1998. Prior to joining the Corporation, Mr. Hartline served from 1994 through 1998 in a number of positions, including Executive Vice President and Chief Financial Officer, at ML Bancorp, Inc. in Villanova, Pennsylvania, and from 1990 to 1994 as Vice President and Controller of PNC Bank (Central Region), formerly United Federal Bank, in State College, Pennsylvania. Mr. Hartline is a licensed certified public accountant.

         Compensation of the Board of Directors

         During 1998, members of the Boards of Directors of the Corporation and the Bank were compensated at the following rates for their services: $200 per meeting of the Board of Directors and $100 per meeting of any committee of the Board of Directors.

         During 1998, an aggregate of $58,880 was paid to directors for their services. No director received more than $14,200.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Corporation's directors, certain of its officers and persons who own more than ten percent of the Corporation's common stock (collectively the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and to furnish the Corporation with copies of these reports.

         Based on the Corporation's review of the copies of these reports received by it, and representations received from Reporting Persons, the Corporation believes that, all filings required to be made by the Reporting Persons for the period January 1, 1998 through December 31, 1998 were made on a timely basis.

Item 10.          Executive Compensation

         The following table sets forth compensation paid in fiscal 1998 for services performed in all capacities for the Corporation and the Bank with respect to the Chief Executive Officer. With the exception of Mr. Tepper, no executive officer of the Corporation earned over $100,000 in fiscal year 1998.

                                                                                       Long Term Compensation
                                                                                          No. of Securities
Name and Principal Position                      Fiscal Year       Annual Salary         Underlying Options
---------------------------                      -----------       -------------      -----------------------
Kenneth L. Tepper, President and CEO ........       1998            $245,000(1)                  --
                                                    1997            $132,000(1)                  --
                                                    1996            $132,000(1)                100,000

---------------

(1) In addition to a base salary of $120,000, Mr. Tepper received $12,000 in additional compensation which was used to purchase a deferred compensation life insurance policy. Mr. Tepper's salary was increased to $245,000 effective March 1, 1998. In addition, Mr. Tepper has received from the Corporation payments of $150,000 per year for each of 1998 and 1999 and may receive a third payment in January 2000 in connection with his agreement to cap the non-dilutive feature of the Class B common stock. See "-Certain Relationships and Related Transactions."

Stock Options

         The following table sets forth certain information concerning options to purchase Common Stock of the Corporation made to the executive officer named in the Summary Compensation Table in the fiscal year ended December 31, 1998.

                        Option Grants in Last Fiscal Year

                                                                Individual Grants
                                  --------------------------------------------------------------------------------
                                        Number of               % of Total Options
                                  Securities Underlying        Granted to Employees   Exercise          Expiration
Name                                 Options Granted              in Fiscal Year        Price             Date
----                                 ---------------              --------------        -----             ----
Kenneth L. Tepper...............        26,600(1)                      17.5%          $10.00/sh          2/11/03
Kenneth L. Tepper...............        13,300(1)                      8.75%          $15.04/sh          2/11/03

(1) All information set forth gives effect to the 33% stock dividend which the Corporation paid on July 18, 1997 and August 17, 1998.

         The following table sets forth certain information concerning the exercise in the fiscal year ended December 31, 1998 of options to purchase Common Stock of the Company by the executive officer named in the Summary Compensation Table and the unexercised options to purchase Common Stock of the Company held by Mr. Tepper at December 31, 1998. Year-end values are based upon the closing market price of a share of the Corporation's Common Stock on December 31, 1998 of $9.00.

                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values

                                                            Number of Securities
                                                           Underlying Unexercised      Value of Unexercised
                                                                 Options at            In-the-Money Options
                                  Shares                         FY-End(#)                at FY-End ($)(1)
                                Acquired on     Value      ------------------------- -------------------------
         Name                     Exercise  Realized (1)   Exercisable Unexercisable Exercisable  Unexercisable
         ----                  -------------------------   ----------- ------------- -----------  -------------

Kenneth L. Tepper...........       8,800       $24,595        179,980      27,930      $562,834       0

(1) All information set forth gives effect to the 33% stock dividend which the Corporation paid on July 18, 1997 and August 17, 1998. Values are calculated by subtracting the exercise price from the fair market value as of the exercise date or fiscal year end, as appropriate. Values are reported before any taxes associated with exercise or subsequent sale of the underlying stock.

Employment Agreements

         On November 30, 1995, the Corporation entered into a five-year employment agreement with Mr. Tepper pursuant to which Mr. Tepper received an annual base salary of $120,000 and may receive an annual cash bonus and grant of stock options as determined by the Board of Directors. Mr. Tepper has not received any cash bonuses. Pursuant to the agreement, Mr. Tepper was granted options to purchase 100,000 shares of common stock at an exercise price of $10.00 per share. All of the options are exercisable and expire in November 2005. Pursuant to the stock dividends declared and issued in July 1997 and August 1998, Mr. Tepper's options were adjusted to 176,890 and the exercise price was adjusted to $5.65 per share. The agreement provides that in the event the Corporation discharges Mr. Tepper other than for cause (as defined in the employment agreement), disability or incapacity, or Mr. Tepper terminates his employment with the Corporation upon the occurrence of certain specified events or occurrences, including a change of control (as defined in employment agreement) of the Corporation, Mr. Tepper will receive severance payments equal to his accrued but unpaid base compensation and incentive compensation plus a lump sum equal to no more than 2.99 times the average of his total annual compensation over the previous five years. Effective March 1, 1998, the Corporation extended Mr. Tepper's agreement through February 12, 2001, at an annual base salary of $245,000 and an annual cash bonus and grants of stock options as may be determined by the Board of Directors. Pursuant to the agreement, Mr. Tepper was granted options to purchase

26,600 shares of common stock at $10.00 per share, and options to purchase 13,300 shares of common stock at $15.04 per share. Of the 26,600 options, 11,970 vested on August 13, 1998, 11,970 vested on February 13, 1999, and 2,660 will vest on February 13, 2000. Of the 13,300 options granted, 5,187 will vest on February 13, 2000, 6,650 will vest on February 13, 2001 and 1,463 will vest on February 13, 2002.

         On November 30, 1998, the Corporation and the Bank entered into a three-year employment agreement with Mr. Hartline pursuant to which Mr. Hartline serves as Chief Financial Officer of the Corporation and Chief Operating Officer of the Bank. Mr. Hartline receives an annual base salary of $160,000 and will receive incentive compensation in the amount of $40,000 if the Corporation earns in excess of $1.00 per share (as adjusted for stock splits, stock dividends, etc.) in any fiscal year. Pursuant to the agreement, Mr. Hartline was granted or will be granted options to purchase 20,000 shares of common stock on November 30 of each of 1998, 1999 and 2000, for a total of 60,000 options. The options vest over a three year period using the following vesting schedule: 10,000 in year one, 5,000 in year two and 5,000 in year three. The exercise price of the options will be the last reported sale price on the Nasdaq SmallCap Market of the Corporation's common stock for the business day preceding the date of grant. If Mr. Hartline's employment is terminated by the Corporation without cause (as defined in the employment agreement), Mr. Hartline will receive, until the earlier of the remaining term of the employment agreement or obtaining employment elsewhere, his current salary, medical benefits, use of an automobile and any earned bonuses. In the event of a change in control (as defined in the Corporation's Stock Option Plan), Mr. Hartline shall receive his current salary, medical benefits and the use of an automobile for twenty-four months, if he is not offered continued employment with the same job title, responsibilities and compensation following the change in control.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information concerning the beneficial ownership of the Corporation's shares of common stock as of March 31, 1999, by each director, the Chief Executive Officer, all directors and officers as a group, and each person known to the Corporation to beneficially own 5% or more of the Corporation's outstanding Class A common stock. The information in the table concerning persons known by the Corporation to own beneficially 5% or more of the Corporation's common stock is derived, without independent investigation on the part of the Corporation, from the most recent filings made by such persons with the Commission on Schedule 13D and Schedule 13G pursuant to Rule 13d-3 of the Exchange Act. Mr. Tepper, the Corporation's President and Chief Executive Officer, owns all 10,000 shares of the issued and outstanding Class B common stock. Except as otherwise noted, the address for each such person is 1535 Locust Street, Philadelphia, Pennsylvania 19102. All share information set forth gives effect to 33% stock dividends which the Corporation paid on July 18, 1997 and August 17, 1998.

                                                             Shares of Class A           Percentage of Shares of
                                                               Common Stock                Class A Common Stock
Name of Beneficial Owner                                  Beneficially Owned (1)          Beneficially Owned (1)
------------------------                                  ----------------------          ----------------------
George M. Laughlin .................................             62,043(2)(3)                      3.1
Zeev Shenkman ......................................             55,700(4)                        2. 7
Clarence L. Rader ..................................             17,689(2)                           *
Kenneth L. Tepper ..................................            271,322(5)                        12.3
Jeffrey A. D'Ambrosio ..............................             53,067(2)                         2.6
George C. Fogwell, III .............................             44,753(2)(6)                      2.2
John A. Gambone ....................................             56,401(2)(7)                      2.8
Carol J. Kauffman ..................................             61,337(8)(9)                      3.0
Wayne O. Leevy .....................................             10,613(2)                           *
Sandler O'Neill Asset Management LLC (10)...........            143,060                            7.1
Investors of America Limited (11) ..................            115,949                            5.8
Financial Stocks LP (12) ...........................            127,525                            6.4
Rainbow Partners LP (13) ...........................            136,410                            6.8
                                                                -------                            ---
Directors and Executive Officers                                642,925                           27.5%
                                                                =======                           ====
(9 persons) ........................................

---------------
         * Less than one percent (1%)

(1) Based upon 2,007,392 shares of common stock outstanding as of March 24, 1999 (which does not include the shares of Class B common stock which are convertible into shares of Class A common stock). Calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. Also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.
(2) Includes options to purchase 8,845 shares which are exercisable at $5.65 per share.
(3) Includes 17,689 shares held by Mr. Laughlin's wife and 884 shares held by his daughter.
(4) Includes options to purchase 33,250 shares of common stock which are exercisable at $11.28 per share.
(5) Includes 177 shares of common stock held by Mr. Tepper as custodian for his minor son. Also includes options to purchase 168,090 shares of common stock which are exercisable at $5.65 per share and options to purchase 23,940 shares of common stock which are exercisable at $7.85 per share. Does not include 10,000 shares of the Corporation's Class B common stock which are beneficially owned by Mr. Tepper and which are convertible in 2001 into 108,237 shares of Class A common stock.
(6)      Includes 531 shares of common stock held by Mr. Fogwell's children.
(7) Mr. Gambone's shares of common stock are held in the name of a trust, of which Mr. Gambone is trustee (26,533 shares), and in the name of a corporation (18,944 shares), of which Mr. Gambone is president. Includes 310 shares of common stock owned by family members who reside in Mr. Gambone's home, as to which Mr. Gambone disclaims beneficial ownership.
(8) Includes 1,620 shares of common stock owned by Mrs. Kauffman's husband, options to purchase 53,067 shares of common stock held by Mrs. Kauffman's husband, which are exercisable at $5.65 per share and options to purchase 1,330 shares of common stock presently exercisable at $7.52.
(9) Includes options to purchase 6,650 shares of common stock which are exercisable at $11.28 per share.
(10) The address for Sandler O'Neill Asset Management LLC is 712 Fifth Avenue, 22nd Floor, New York, New York 10019.
(11) The address for Investors of America Limited is 39 Glen Eagles, St Louis, Missouri 63124.
(12) The address for Financial Stocks LP is 441 Vine Street, Suite 507, Cincinnati, Ohio 45202.
(13) The address for Rainbow Partners LP is 375 Park Avenue, New York, New York 10152.

Item 12.  Certain Relationships and Related Transactions

         The Bank has engaged in, and expects in the future to engage in, banking transactions in the ordinary course of business with its directors, executive officers and principal shareholders (or their affiliate organizations) on substantially the same terms as those prevailing for comparable transactions with others. All loans by the Bank to such persons (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 1998, certain executive officers and directors of the Corporation or the Bank had outstanding indebtedness in amounts exceeding $60,000 to the Bank as follows: As of December 31, 1998, two companies in which Mr. Gambone owns a minority interest had outstanding indebtedness totaling $431,093. Of this amount, $278,523 is secured by real estate and $152,570 is secured by titles to motor vehicles, with all loans personally guaranteed by Mr. Gambone. Mr. Tepper had outstanding loan commitments totaling $695,770, of which $645,770 is secured by a residential mortgage and $50,000 is an unsecured line of credit. Mr. Shenkman has outstanding two loan commitments totaling $1.2 million. Both loans are secured by marketable securities and a second mortgage on residential real estate. Additionally, Mr. Laughlin had outstanding loan commitments totaling $190,000, of which $140,000 is secured by commercial real estate and $50,000 is an unsecured line of credit. The aggregate amount of loans outstanding to executive officers and directors of the Bank as of December 31, 1998 equaled 21.7% of stockholder's equity.

         Mr. Tepper, the Corporation's President and Chief Executive Officer, is the sole holder of the Corporation's Class B common stock. The terms of the Class B common stock provide that on January 1, 2001, all of the authorized shares of Class B common stock will automatically convert into 10% of the then issued shares of Class A common stock, rounded up to the nearest whole share. In connection with a private placement of the Corporation's common stock in February 1998, the Corporation and Mr. Tepper entered into an agreement by which the Corporation has an option to pay Mr. Tepper $150,000 per year for each of the three years beginning in 1998 in exchange for Mr. Tepper agreeing to cap the non-dilutive feature of the Class B common stock to 10% of the Class A common stock outstanding prior to the February 1998 private placement of Class A common stock, or 81,381 shares, and waive any future exercise of the non-dilutive feature of the Class B common stock. The first payment was made upon the closing of the February 1998 private placement. The second payment was made in January 1999. The third optional payment is anticipated to be made on January 2, 2000.

         In March 1999, the Corporation's USA Capital Trust I subsidiary completed an offering of $10,000,000 aggregate principal amount of Series A 9.50% Capital Securities (the "Trust Preferred Securities"). Royal Bancshares of Pennsylvania, Inc. ("Royal") purchased $3,000,000 of the Trust Preferred Securities. Daniel M. Tabas, the Chairman of the Board of Royal, is the father-in-law of Mr. Tepper, the President and Chief Executive Officer and a Director of the Corporation.

Item 13.  Exhibits, List and Reports on Form 8-K

         (A)      Exhibits

         The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B.)

Exhibit No.       Exhibit Title

3(a)              Amended and Restated Articles of Incorporation of the Corporation, as amended*
3(b)              Bylaws of the Corporation*
4(a)              Specimen Stock Certificate of the Corporation*
10.1              Stock Option Plan*
10.2              Employment agreement between the Registrant and Kenneth L. Tepper*
10.3              Employment agreement between the Registrant and Brian M. Hartline*
10.4              Agreement by and between Kenneth L. Tepper and the Registrant dated January 2, 1998***
10.5              Warrant Agreement between the Registrant and Sandler O'Neill dated February 13, 1998***
10.6              Registration Rights Agreement between the Registrant and certain shareholders dated February 13,
                  1998***
11                Computation of Per Share Earnings (Included in Financial Statements on Pages F-12 and F-21)**
21                Subsidiaries of the Corporation**

* Incorporated by reference from the Registration Statement on Form SB-2 of the Corporation, as amended, Registration No. 33-92506.

** Incorporated by reference from the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

*** Incorporated by reference from the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.


         Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on April 29, 1999.

              USABancShares, Inc.


              By: /s/ Kenneth L. Tepper
                  Kenneth L. Tepper, President and Chief Executive Officer (Principal Executive Officer)


              By: /s/ Brian M. Hartline
                  Brian M. Hartline, Chief Financial Officer
                  (Principal Accounting and Financial Officer)