Form 10QSB
period 1999-03-31
USABANCSHARES INC
filed 1999-05-17
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1999
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number 000-27244
                                      ---------

                                USABanc.com, Inc.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                    23-2806495
          ------------                                    ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                   1535 Locust Street, Philadelphia, PA, 19102
                   -------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (215) 569-4200
                                 --------------
              (Registrant's telephone number, including area code)


                               USABancShares, Inc.
                          ---------------------------
                          (Former Name of Registrant)

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

Class A Common Stock, $1.00 par value, outstanding on May 13, 1999: 2,007,392 shares Class B Common Stock, $.01 par value, outstanding on May 13, 1999: 10,000 shares, which are convertible into 108,230 Class A common shares (which Class A shares are not included in the number of shares of Class A common stock reported as outstanding above).

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION                                                         Page #

               Item 1. Financial Statements

               Consolidated Balance Sheets                                               3

               Consolidated  Statements of Income                                        4

               Consolidated Statements of Comprehensive Income                           5

               Statements of Changes in Stockholders' Equity                             6

               Consolidated Statements of Cash Flows                                     7

               Notes to Consolidated Financial Statements                                8

               Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 9

PART II OTHER INFORMATION

               Item 1.Legal Proceedings                                                 20

               Item 2.Change in Securities                                              20

               Item 3.Defaults Upon Senior Securities                                   20

               Item 4.Submission of Matters to a Vote of Security Holders               20

               Item 5.Other Information                                                 20

               Item 6.Exhibits and Reports on Form 8-K                                  21

SIGNATURES                                                                              22


                       USABanc.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                            (unaudited)
                                                                              March 31,            December 31,
                                                                                1999                   1998
                                                                            --------------------------------
ASSETS
Cash and due from banks                                                     $   1,071              $   1,335
Interest-bearing deposits with banks                                              247                  7,706
Securities available-for-sale                                                  50,206                 28,389
Securities held-to-maturity (fair value: 1999 - $14,665;
  1998 - $15,951)                                                              14,722                 15,755
FHLB Stock                                                                      3,523                  3,523
Loans receivable, net                                                         110,013                102,138
Premises and equipment, net                                                     2,175                  2,023
Accrued interest receivable                                                     1,829                  1,633
Other real estate                                                                  65                     66
Goodwill, net                                                                      74                     69
Deferred income taxes                                                             449                    573
Other assets                                                                    1,856                  1,896
                                                                            --------------------------------

    Total assets                                                            $ 186,230              $ 165,106
                                                                            ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Demand                                                                  $   1,329              $   1,439
    NOW                                                                           908                    846
    Money Market                                                                2,109                  2,345
    Savings and Passbook                                                       12,367                  5,281
    Time                                                                      109,052                104,476
                                                                            --------------------------------
     Total deposits                                                           125,765                114,387
Borrowed funds
    Short term borrowings                                                       5,000                  6,106
    Long term borrowings                                                       25,000                 25,000
    Guaranteed Subordinated Debt                                               10,000                     --
    Collateralized borrowings                                                   4,163                  4,199
Accrued interest payable                                                          517                    399
Accrued expenses and other liabilities                                          2,089                  1,418
                                                                            --------------------------------
    Total liabilities                                                         172,534                151,509

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized  5,000,000 shares;
     no shares issued and outstanding                                              --                     --
Common stock, $1.00 par value; authorized  10,000,000 shares;
    2,115,622 shares issued and outstanding                                     2,116                  2,116
Additional paid-in capital                                                     10,683                 10,683
Accumulated earnings (deficit)                                                  1,526                  1,112
Accumulated other comprehensive (loss) income                                    (629)                  (314)
                                                                            --------------------------------
    Total stockholders' equity                                                 13,696                 13,597
                                                                            --------------------------------

        Total liabilities and stockholders' equity                          $ 186,230              $ 165,106
                                                                            ================================

The accompanying notes are an integral part of these consolidated financial statements.

                       USABanc.com, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Dollars in Thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                 1999                1998
                                                                -------------------------
Interest income:
    Loans                                                       $2,756             $1,647
    Investment securities                                        1,044                548
    Interest-bearing deposits and other                             81                 92
                                                                -------------------------
        Total interest income                                    3,881              2,287

Interest expense:
    Deposits                                                     1,667              1,080
    Borrowed funds                                                 488                 94
                                                                -------------------------
        Total interest expense                                   2,155              1,174

Net interest income                                              1,726              1,113

Provision for loan losses                                          100                 35
                                                                -------------------------
Net interest income after provision for loan losses              1,626              1,078

Non-interest income:
    Gain on sales of investment securities                          56                 39
    Brokerage operations                                           126                162
    Other                                                          138                 20
                                                                -------------------------
        Total non-interest income                                  320                221

Non-interest expense:
    Salaries and employee benefits                                 506                272
    Net occupancy expense                                          164                 72
    Professional fees                                              100                 16
    Office expenses                                                 52                 31
    Data processing fees                                            51                 28
    Advertising expense                                             45                  9
    Other operating expenses                                       338                190
                                                                -------------------------
        Total non-interest expense                               1,256                618
                                                                -------------------------

Earnings before income taxes                                       690                681

Taxes on income                                                    276                268
                                                                -------------------------

Net earnings                                                    $  414             $  413
                                                                =========================

Earnings per share - basic (1)                                  $ 0.20             $ 0.26
                                                                =========================
Earnings per share - diluted (1)                                $ 0.19             $ 0.24
                                                                =========================


The accompanying notes are an integral part of these consolidated financial statements.

(1) 1998 per share amounts have been restated to reflect a 33% stock dividend paid August 17, 1998.

                       USABanc.com, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                             (Dollars in Thousands)

                                                                                   Three Months Ended
                                                                                          March 31,
                                                                                 ------------------------
                                                                                  1999               1998
                                                                                 ------------------------

Net earnings                                                                     $ 414              $ 413
Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-for-sale:
        Unrealized holding gains (losses) arising during the period,
         net of taxes                                                             (315)              (104)

                                                                                 ========================
Comprehensive income                                                             $  99              $ 309
                                                                                 ========================


The accompanying notes are an integral part of these consolidated financial statements.

                       USABanc.com, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 1999
                                   (unaudited)

                             (Dollars in Thousands)

                                                                                             Accumulated
                                                          Additional   Accumulated               other
                                            Common         paid-in       earnings            comprehensive
                                            Stock          capital       (deficit)              income                 Total
                                            -----          -------       ---------              ------                 -----
Balances, December 31, 1998               $  2,116        $ 10,683       $  1,112             $   (314)             $ 13,597

Net unrealized loss on
securities available-for-sale                 --              --             --                   (315)                 (315)

Net income                                    --              --              414                 --                     414
                                          --------        --------       --------             --------              --------
Balances, March 31, 1999                  $  2,116        $ 10,683       $  1,526             $   (629)             $ 13,696
                                          ========        ========       ========             ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              ------------------------------
                                                                                 1999                 1998
                                                                              ------------------------------
Cash flows from operating activities:
    Net income                                                                $    414              $    413
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Provision for possible loan losses                                             100                    35
    Depreciation                                                                    88                    29
    (Increase) Decrease in goodwill                                                 (5)                    1
    Net accretion of discounts on purchased loan portfolios                       (301)                 (259)
    Net accretion of securities discount                                           (13)                  (14)
    Net gains on sale of securities                                                (56)                  (39)
    Net gains on sale of loan assets                                               (42)                   --
    Increase in accrued interest receivable                                       (196)                  (97)
    Increase in deferred tax asset                                                 (56)                  (42)
    Decrease (Increase) in other assets                                             40                   (64)
    Increase in accrued interest payable                                           118                    81
    Increase (Decrease) in accrued expenses and other liabilities                  671                  (320)
                                                                              ------------------------------
      Net cash provided by (used in) operating activities                          762                  (276)
                                                                              ------------------------------
Cash flows from investing activities:
    Investment securities available for sale
         Purchases                                                             (22,921)               (8,570)
         Sales                                                                   1,081                 1,840
         Maturities and principal repayments                                        23                   750
    Investment securities held to maturity
         Purchases                                                              (1,979)                   --
         Sales                                                                   1,200                    --
         Maturities and principal repayments                                     1,812                 1,048
    Purchases of FHLB Stock                                                         --                   (57)
    Decrease (Increase) in interest bearing deposits with banks                  7,459                (4,235)
    Net increase in loans                                                       (7,698)               (3,120)
    Decrease in other real estate, net                                               1                    --
    Purchases of premises and equipment                                           (240)                 (273)
                                                                              ------------------------------
      Net cash used in investing activities                                    (21,262)              (12,617)
                                                                              ------------------------------

Cash flows from financing activities:
    Net increase in deposits                                                    11,378                12,007
    Net (decrease) in borrowings                                                (1,142)               (6,004)
    Private placement proceeds                                                      --                 7,136
    Trust preferred proceeds                                                    10,000                    --
                                                                              ------------------------------
      Net cash provided by financing activities                                 20,236                13,139
                                                                              ------------------------------

    Net (decrease) increase in cash and cash equivalents                          (264)                  246

    Cash and cash equivalents, beginning of period                               1,335                   833
                                                                              ------------------------------

    Cash and cash equivalents, end of period                                  $  1,071              $  1,079
                                                                              ==============================

The accompanying notes are an integral part of these consolidated financial statements.

                       USABanc.com, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of USABanc.com, Inc. (the "Company") BankPhiladelphia, (the "Bank") a Pennsylvania chartered stock savings bank, USACapital, Inc., a Pennsylvania corporation, USACredit, Inc., a Pennsylvania corporation, USAHoldings, Inc., a Pennsylvania corporation, and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998, are not necessarily indicative of results to be anticipated for the full year.

2. Trust Preferred Securities

On March 9, 1999, the Company issued $10.0 million of 9.5% junior subordinated debentures to USA Capital Trust I, a Delaware business trust, in which the Company owns all of the common equity. The trust issued $10.0 million of trust preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in 2029.

3. Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

(Dollars in Thousands), except per share data
                                                            1999        1998
                                                           ------      ------
Basic EPS Computation:
    Numerator - Net earnings                               $  414      $  413
    Denominator - Weighted average shares outstanding       2,116       1,605
                                                           ------      ------
Basic EPS                                                  $ 0.20      $ 0.26
                                                           ======      ======

Diluted EPS Computation:
    Numerator - Net earnings                               $  414      $  413
    Denominator - Weighted average shares outstanding       2,116       1,605
    Effect of dilutive securities                             117          92
                                                           ------      ------
Diluted EPS                                                $ 0.19      $ 0.24
                                                           ======      ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1999
Forward-looking Statements

When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Year 2000 Compliance

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems. The year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. The Year 2000 problem is the result of computer programs using two digits rather than four to define the year. Any of the Company's programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Regarding the Company, computer systems are used to perform financial calculations, track deposits and loan payments, transfer funds and make direct deposits. The primary processing of the Corporation's loan and deposit transactions is performed by Intrieve Incorporated, a third-party data processing vendor. Computer software and computer chips also are used to run security systems, communications networks and other essential bank equipment. Because of its reliance on these systems (including those used by its existing third-party data processing vendor), the Company is following a comprehensive process to assure that such systems are ready for the Year 2000 date change. To become Year 2000 compliant, the Company is following guidelines suggested by federal bank regulatory agencies and the Securities and Exchange Commission (the "Commission"). A description of each of the steps and the status of the Corporation's efforts in completing the steps is as follows.

During 1997, the Company formed a Year 2000 committee that has investigated the Year 2000 problem and its potential impact on the Company's systems. The Year 2000 Committee reports to the Year 2000 Committee of the Board of Directors which in turn reports to the full Board of Directors.

An independent consulting firm has been engaged to assist the Company in developing its approach to becoming Year 2000 compliant. The initial phase of achieving Year 2000 compliance includes educating the Company's employees and customers abount Year 2000 issues. The Company has completed this initial awareness and understanding phase.

The Bank has identified all potentially affected systems. This step has included a review of all major information technology and non-information technology systems to determine how Year 2000 issues affect them. In connection with the foregoing, the Company has completed its assessment of which systems and equipment are most prone to placing the Corporation at risk if they are not Year 2000 compliant (i.e., mission critical systems).

The Year 2000 Committee has developed an inventory of its vendors, an inventory of actions to be taken, identificiation of the team members responsible for completion of each action, a completion timetable and a project tracking methodology. Significant vendors have been requested to advise the Company in writing of their Year 2000 readiness, including actions to become compliant if they are not already compliant. A plan has been developed to repair or replace systems and equipment not currently Year 2000 compliant. Although responses from certain vendors have not yet been received, this step is substantially complete and is expected to be completed by September 1999.

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

The Bank is preparing a contingency plan for how the Company would resume business if unanticipated problems arise from non-performance by vendors. Such plans are expected to be completed in the second quarter of 1999.

The Year 2000 issues also affect certain of the Company's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of December 31, 1998, the Company had contacted its commercial credit customers and borrowers regarding the customers' awareness of the Year 2000 Issue. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and a review of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

The Company's efforts to become Year 2000 compliant are being monitored by its federal banking regulators. Failure to be Year 2000 compliant could subject the Company to formal supervisory or enforcement actions. The Company has expensed $10,000 during the three months ended March 31, 1999 relating to costs incurred as a result of the Company's Year 2000 Plan. The Company anticipates incurring approximately $120,000 in additional costs related to the implementation of the Company's Year 2000 plan. The Company presently believes the Year 2000 issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not complted in a satisfactory and timely manner by third parties on which the Company is dependent, or other unforseen problems arise, the Year 2000 issue could potentially have an adverse effect on the operations of the Company.

FINANCIAL CONDITION

The Company's total assets increased from $165.1 million at December 31, 1998 to $186.2 million at March 31, 1999, an increase of $21.1 million, or 12.8%. The increase was due primarily to increases in the loan and securities portfolios of $7.9 million and $20.8 million, respectively. This growth was funded by increases in deposits of $11.3 million (primarily non-retail certficiates of deposit) and the issuance of $10.0 million junior subordinated debentures. The increase in the securities portfolio was primarily due to the acquisition of corporate trust preferred securities and federal agency bonds. Management plans to continue to utilize FHLB advances in conjunction with deposit expansion to provide the necessary funding for the Bank's continued growth. The Bank's borrowing limit at the FHLB as of March 31, 1999 was approximately $33.8 million, of which $30.0 million was drawn upon as of such date. The Companies stockholders' equity increased from $13.6 million at December 31, 1998 to $13.7 million at March 31, 1999.

NET INCOME

The Company reported net income of $414,000 or $0.19 per share, for the three months ended March 31, 1999, compared to $413,000 or $0.24 per share for the three months ended March 31, 1998, representing a .24% increase in overall net income. Net income increased slightly primarily due to the increase in net interest income of $613,000 from the increase in average earning assets of $70.5 million over the prior period. Non-interest income for the three months ended March 31, 1999 increased $99,000 to $320,000 from $221,000 for the same period in 1998. This increase was offset by an increase of non-interest expense of $638,000 due to the cost of enhancing the Company's infrastructure primarily an increase in salaries, occupancy expense and professional fees. During the three months ended March 31, 1998, the Company also recognized approximately $100,000 of non-recurring interest income related to loan acquisitions.

INTEREST EXPENSE

Total interest expense increased $981,000 or 83.6%, compared to the three months ended March 31, 1998, due to a higher volume of new certificates of deposit and Federal Home Loan Bank ("FHLB") Advances. Interest expense on borrowings increased $394,000 due to the average outstanding FHLB advances increase of $29.0 million. Interest expense incurred on certificates of deposit increased $537,000 due to the average certificates of deposit increasing $41.2 million. Increases in interest expenses due to volume were partially offset by decreases in the interest rates paid on FHLB advances and certificates of deposit by approximately 37 basis points. The average cost of funds, including other borrowings, was 5.62% for the first three months of 1999 compared to 5.89% over the same period in 1998.

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

Net interest income for the three months ended March 31, 1999, increased $613,000, or 55.1%, to $1.7 million from $1.1 million for the same period in 1998. Average interest-earning assets increased by $70.5 million, or 77.0%, to $162 million, for the three months ended March 31, 1999 compared to the same period in 1998. Average interest-bearing liabilities increased $73.6 million or 92.2% over the same period. The net interest spread and net interest margin decreased for the period ended March 31, 1999 vs. March 31, 1998, from 4.11% to 3.96% and 4.86% to 4.26%, respectively. The major reason for the spread and margin compression relates to the proportion of the amount of accretion of the discount on loans acquired to total interest income. For the three months ended March 31, 1999, $301,000 of discount was accreted into interest income or 7.7% of the total interest income. This compares to $259,000 of discount accreted into interest income for the three month period ended March 31, 1998 or 11.3% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have declined 21 basis points for the three months ended March 31, 1999 vs. March 31, 1998 to 3.52% from 3.73%, respectively.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

(Dollars in Thousands)
                                                                                Three Months Ended March 31,
                                                                     1999                                       1998
                                                     -------------------------------------     ----------------------------------
                                                      Average                      Average      Average                  Average
Assets:                                               Balance      Interest      Yield/Rate     Balance     Interest   Yield/Rate
Interest earning assets:
Loans                                                $ 102,169     $ 2,756         10.79%       $ 57,674     $ 1,647     11.43%
Investment securities                                   52,976       1,044           7.88         27,746         548       7.89
Interest-bearing deposits and other                      6,818          81           4.75          6,093          92       6.02
                                                     ---------     -------         ------       --------     -------     ------
    Total earning assets                             $ 161,963     $ 3,881          9.58%       $ 91,513     $ 2,287     10.00%

Liabilities:
Deposits:
Savings and Passbook                                 $   7,671     $    85          4.43%       $  1,876     $    13      2.65%
NOW accounts                                             1,001           6           2.40            935           9       3.95
Money Market accounts                                    3,369          40           4.75          5,770          59       4.05
Certificates of Deposit                                106,033       1,536           5.79         64,857         999       6.16
Other borrowings                                        35,298         488           5.53          6,340          94       5.90
                                                     ---------     -------         ------       --------     -------     ------
    Total interest-bearing liabilities               $ 153,372     $ 2,155          5.62%       $ 79,778     $ 1,174      5.89%
                                                     ---------     -------                      --------     -------
Excess of interest earning assets over
interest-bearing liabilities                         $   8,591                                  $ 11,735
                                                     =========                                  ========
Net interest income                                                $ 1,726                                   $ 1,113
                                                                   =======                                   =======

Effective interest rate differential (spread)                                       3.96%                                 4.11%
                                                                                  =======                               =======

Net yield on average interest earning assets                                        4.26%                                 4.86%
                                                                                  =======                               =======

Average earning assets to
Average interest bearing liabilities                                              105.60%                               114.71%
                                                                                  =======                               =======

RATE VOLUME ANALYSIS

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes (a) related to outstanding balances and (b) due to changes in interest rates. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change in rate/volume (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

(Dollars in Thousands)
                                       March 31, 1999 vs March 31, 1998

                                                       Increase or Decrease
                                                         Due to Changes in
                                                 -------------------------------             Total
                                                 Average               Average              Increase
Variance in interest income on:                   Volume                 Rate              (Decrease)
                                                  -------              -------              -------
Interest-earning assets
     Loans                                        $ 1,212              $  (103)             $ 1,109
     Securities                                       497                   (1)                 496
     Interest-bearing deposits and other                8                  (19)                 (11)
                                                  -------              -------              -------
Total interest-earning assets                     $ 1,717              $  (123)             $ 1,594
                                                  -------              -------              -------


Interest-bearing deposits
     Savings and Passbook                         $    51              $    21              $    72
     NOW accounts                                       1                   (4)                  (3)
     Money Market accounts                            (27)                   8                  (19)
     Certificates of Deposit                          596                  (59)                 537
     Other borrowings                                 400                   (6)                 394
                                                  -------              -------              -------
Total interest-bearing liabilities                $ 1,021              $   (40)             $   981
                                                  -------              -------              -------

Changes in net interest income                    $   696              $   (83)             $   613
                                                  =======              =======              =======

PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, a provision for loan losses was booked at $100,000 during the quarter ended March 31, 1999. The allowance for loan losses as a percentage of loans and leases outstanding was 1.05% at March 31, 1999, compared to 1.02% at December 31, 1998 and 1.00% at March 31, 1998. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. No charge-offs on loans were recorded during the first quarter of 1999 compared to $8,000 of charge-offs for the first quarter in 1998.

NONINTEREST INCOME

Noninterest income increased $99,000 or 44.8% in the first three months of 1999 compared to the same three months of 1998. Gains on sales of securities classified as available-for-sale increased $17,000 and service charges on deposit accounts, other service charges, loan review fees, letter of credit fees and other miscellaneous income increased $82,000 during the period.

NONINTEREST EXPENSE

Other expense increased an aggregate of $638,000 or 103.2%, compared to the first three months of 1998. Compensation expense increased $234,000 due to the hiring of additional personnel . Occupancy expense increased $92,000 due to the addition of two branches. Advertising expense increased $36,000 due to a new marketing campain. Office expense, travel and entertainment, and other miscellaneous expenses increased $192,000 as a result of the increased efforts to attract additional customers. Professional fees increased $84,000 due to an increase in outside consulting and legal services provided during the quarter.

INCOME TAX EXPENSE

Income tax expense recorded for the three months ended March 31, 1999 and 1998 was $276,000 and $268,000 or 40.0% and 39.4%, effective tax rate, respectively.

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $110.0 million at March 31, 1999 compared to $102.1 million at December 31, 1998. Loans receivable represented 59.1% of total assets as of March 31, 1999 compared to 61.8% at December 31, 1998. The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 1999, compared to December 31, 1998:


(Dollars in thousands)

                                                   March 31,                   December 31,
                                         ------------------------       -------------------------
                                             1999             %             1998             %
                                         ------------------------       -------------------------
Real estate                              $ 106,046          96.4%        $102,076          99.9%
Commercial and industrial                    1,071            1.0             986            1.0
Other                                        4,218            3.8             243            0.2
                                         ---------        -------       ---------        -------

    Total loans                            111,335          101.2         103,305          101.1

    Loans in process                             -              -               -              -
    Deferred loan fees                        (147)          (0.1)           (116)          (0.1)
    Allowance for loan losses               (1,175)          (1.1)         (1,051)          (1.0)
                                         ---------        -------       ---------        -------

    Net loans                            $ 110,013         100.0%        $102,138         100.0%
                                         =========        =======       =========        =======

On March 31, 1999, the net book value of nonaccrual loans was approximately $2.0 million compared to $1.8 million at December 31, 1998. These amounts represented nonaccrual balances on discounted commercial and residential real estate loans purchased by the Bank and not on balances originated directly by the Bank. The amount of troubled debt restructured loans totaled $1.5 million as of March 31, 1999 compared to zero at December 31, 1998. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended March 31, 1999, compared to December 31, 1998:

(Dollars in Thousands)

                                        Three months            Twelve months
                                       ended March 31,       ended December 31,
                                            1999                    1998
                                       --------------        ----------------
Balance at beginning of period                 $1,051                  $  568
   Provision for loan losses                      100                     510
   Charge-offs                                      -                     (43)
   Recoveries                                      24                      16
                                       --------------        ----------------
Balance at end of period                       $1,175                  $1,051
                                       ==============        ================

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at March 31, 1999, and December 31, 1998, respectively, for each major category of the Bank's investment securities:


(Dollars in Thousands)
                                                                     March 31, 1999
                                       ----------------------------------------------------------------------
                                                             Gross               Gross            Approximate
                                       Amortized          Unrealized          Unrealized             Fair
                                         Cost                Gains              Losses               Value
                                       -------             -------             -------              -------
Available-for-Sale
Mortgage-backed securities             $10,529             $    --             $   (65)             $10,464
Corporate obligations                   12,829                  52                (295)              12,586
Trust preferred securities              25,393                  72                (737)              24,728
Other securities                         2,503                  58                (133)               2,428
                                       -------             -------             -------              -------
  Total available-for-sale             $51,254             $   182             $(1,230)             $50,206
                                       =======             =======             =======              =======

Held-to-Maturity
U.S. Government and agency
     securities                        $ 1,964             $    --             $   (27)             $ 1,937
Mortgage-backed securities               5,045                  61                 (16)               5,090
Municipal securities                     3,167                  45                  --                3,212
Trust preferred securities               1,113                  41                 (27)               1,127
Other securities                         3,433                  --                (134)               3,299
                                       -------             -------             -------              -------
  Total held-to-maturity               $14,722             $   147             $  (204)             $14,665
                                       =======             =======             =======              =======


(Dollars in Thousands)
                                                                  December 31, 1998
                                       ----------------------------------------------------------------------
                                                             Gross              Gross             Approximate
                                       Amortized          Unrealized          Unrealized             Fair
                                         Cost                Gains              Losses               Value
                                       -------             -------             -------              -------
Available-for-Sale
Mortgage-backed securities             $ 2,628             $    --             $    (8)             $ 2,620
Corporate obligations                    1,322                  13                 (89)               1,246
Trust preferred securities              22,987                 243                (605)              22,625
Other securities                         1,957                  --                 (59)               1,898
                                       -------             -------             -------              -------
  Total available-for-sale             $28,894             $   256             $  (761)             $28,389
                                       =======             =======             =======              =======

Held-to-Maturity
U.S. Government and agency
     securities                        $ 1,201             $     1             $    --              $ 1,202
Mortgage-backed securities               5,650                 104                  (1)               5,753
Municipal securities                     3,166                  69                  --                3,235
Trust preferred securities               2,313                  65                  --                2,378
Other securities                         3,425                  14                 (56)               3,383
                                       -------             -------             -------              -------
  Total held-to-maturity               $15,755             $   253             $   (57)             $15,951
                                       =======             =======             =======              =======

LIQUIDITY

The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 9.9% to $125.8 million at March 31, 1999, compared to $114.4 million as of December 31, 1998. The Bank has made a concerted effort to attract deposits in the market area served by the Bank through competitive pricing of its retail deposit products. Increases over the period were due to marketing efforts, and new business development programs initiated by the Company. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio.

(Dollars in Thousands)
                                         March 31, 1999                           December 31, 1998
                               ---------------------------------         --------------------------------
                                 Amount                  Percent           Amount                 Percent
                               --------                 -------          --------                 -------
Demand                         $  1,329                   1.06%          $  1,439                   1.26%
NOW                                 908                   0.72                846                   0.74
Money Market                      2,109                   1.68              2,345                   2.05
Savings & Passbook               12,367                   9.83              5,281                   4.62
Time                            109,052                  86.71            104,476                  91.33
                               --------                 -------          --------                 -------
                               $125,765                 100.00%          $114,387                 100.00%
                               ========                 =======          ========                 =======

The following table summarizes the maturity composition of certificates of deposit at March 31, 1999, compared to December 31, 1998:


(Dollars in Thousands)
                                                          March 31, 1999                          December 31, 1998
                                                --------------------------------          --------------------------------
                                                  Amount                 Percent           Amount                  Percent
                                                --------                 -------          --------                 -------
Within one year                                 $ 52,820                  48.43%          $ 47,067                  45.05%
Over one year through two years                   30,633                  28.09             28,399                  27.18
Over two years through three years                11,304                  10.37             14,769                  14.14
Over three years through five years               13,111                  12.02             13,333                  12.76
Over five years through ten years                  1,184                   1.09                908                   0.87
                                                --------                 -------          --------                 -------
                                                $109,052                 100.00%          $104,476                 100.00%
                                                ========                 =======          ========                 =======

Borrowings remained constant at $30.0 million for March 31, 1999 and December 31, 1998. The Bank has five outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $5.0 million, $5.0 million, $5.0 million, and $10.0 million, respectively. These five credit facilities have interest rates of 5.47%, 5.63%, 5.14%, 4.84%, and 5.37%, and conversion dates of June 15, 2000, June 15, 2003, December 15, 1999, September 30, 2003, and April 7, 2000, respectively. The Bank has available to borrow from the FHLB an additional $3.8 million, if so desired. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary sanctions by regulators that, if undertaken, could have a material effect on the financial statements of the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the bank's assets. Liabilities and certain off-balance sheet items are calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about component, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted Assets (as defined) and of Tier I capital (as defined) to average assets as defined). At March 31, 1999, the Company and the Bank meet all capital adequacy requirements to which they are subject.

At March 31, 1999, the Bank's actual and required minimum capital ratios were as follows:

                                                                                                                    To be well
                                                                                                                Capitalized Under
For the Bank:                                                                 For Capital                       Prompt Corrective
(Dollars in Thousands)                                                     Adequacy Purposes                    Action Provisions
As of March 31, 1999                      Amount         Ratio          Amount           Ratio        Amount          Ratio
                                        ---------       -------        --------         ------      ---------       --------
  Total Capital
    (to Risk Weighted Assets)           $ 20,233          13.9%        $ 11,640           8.0%      $ 14,550           10.0%
  Tier I Capital
    (to Risk Weighted Assets)             19,058          13.1            5,820           4.0          8,730            6.0
  Tier I Capital
    (to Average Assets)                   19,058          11.2            6,815           4.0          8,519            5.0
As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)             13,930          11.2            9,987           8.0         12,483           10.0
  Tier I Capital
    (to Risk Weighted Assets)             12,879          10.3            4,994           4.0          7,490            6.0
  Tier I Capital
    (to Average Assets)                   12,879           8.5            6,068           4.0          7,585            5.0

On March 9, 1999, the Company issued $10.0 million of 9.5% junior subordinated debentures to USA Capital Trust I, a Delaware business trust, in which the Company owns all of the common equity. The trust issued $10.0 million of trust preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in 2029. The trust preferred securities are Tier I eligible except, in accordance with Federal Reserve Board regulations, the Company is limited to recognizing $4.5 million as Tier I capital, such that no more than 25% percent of Tier I capital is comprised of trust preferred securities. The Company has invested $6.0 million of the proceeds in BankPhiladelphia.

At March 31, 1999, the Company's actual and required minimum capital ratios were as follows:

For the Company:                                                                For Capital
(Dollars in Thousands)                                                       Adequacy Purposes
As of March 31, 1999                         Amount         Ratio          Amount          Ratio
                                           ---------      --------       ---------       ---------
  Total Capital
    (to Risk Weighted Assets)              $ 24,797          16.6%        $ 11,942           8.0%
  Tier I Capital
    (to Risk Weighted Assets)                18,163          12.2            5,971           4.0
  Tier I Capital
    (to Average Assets)                      18,163          10.3            7,027           4.0
As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)                15,566          12.1           10,317           8.0
  Tier I Capital
    (to Risk Weighted Assets)                13,782          10.7            5,159           4.0
  Tier I Capital
    (to Average Assets)                      13,782           8.7            6,319           4.0

PART II

Item 1. Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of the Bank's business. Management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company's and the Bank's financial condition and results of operations.

Item 2. Changes in Securities

On March 9, 1999, USA Capital Trust I, a Delaware business trust established by the Company (the "Trust"), sold $10,000,000 in liquidation amount of 9.50% Capital Securities, representing preferred beneficial interests in the assets of the Trust, to a limited number of qualified institutional buyers and institutional accredited investors in a private placement pursuant to Rule 144 and Rule 506 of Regulation D promulgated under the Securities Act of 1933. Sandler O'Neill & Partners, L.P. received a fee of $350,000 for its services as placement agent in the transaction. The Trust contemporaneously sold $300,000 in liquidation amount of Common Securities of the Trust to the Company. The Trust used the proceeds of the offering of the Capital Securities and the Common Securities to purchase 9.50% junior subordinated deferrable interest debentures issued by the Company in the principal amount of $10,300,000 (the "Junior Subordinated Debentures"). The Trust will pay semi-annual distributions to the holders of Capital Securities in amounts equal to the interest payments made by the Company with respect to the Junior Subordinated Debentures. The obligations of the Trust to pay distributions on the Capital Securities and the Common Securities have been fully and unconditionally guaranteed by the Company, to the extent that the Trust has funds available for distribution. The first distribution will be payable by the Trust on September 15, 1999.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

               (A)    Exhibits

                      The following exhibits are filed as part of this report. Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B.

Exhibit No.   Description
-----------   -----------

3.1           Amended and Restated Articles of Incorporation of USABancShares, as amended*
3.2           Bylaws of USABancShares *
4.1           Indenture of USABancShares relating to the Junior Subordinated Debentures**
4.2           Form of Certificate of Exchange Junior Subordinated Debenture**
4.3           Form of Certificate of Original Junior Subordinated Debenture**
4.4           Certificate of Trust of USA Capital Trust I**
4.5           Amended and Restated Declaration of Trust of USA Capital Trust I**
4.6           Form of Common Security**
4.7           Form of Exchange Capital Security Certificate**
4.8           Form of Certificate of Original Capital Security**
4.9           Form of Exchange Guarantee of USABancShares relating to the Exchange Capital Securities**
10            Registration Rights Agreement among USABancShares,  USA Capital Trust I and Sandler O'Neill &
              Partners, L.P.**
11            Computation of Per Share Earnings (Included in Financial Statements on Page 8 of this report)
27            Financial Data Schedule

-------------------------

* Incorporated by reference from the Registration Statement on Form SB-2 of USABanc.com, as amended, Registration No. 33-92506.
** Incorporated by reference from the Registration Statement on Form S-4 of USABanc.com filed on May 12, 1999.

               (B)Reports on Form 8-K

                      On March 16, 1999, the Company filed a current report on Form 8-K to report the event described in Item 2 of Part II of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                  USABanc.com, Inc.


        Date: May 14, 1999         By:  /s/  Kenneth L. Tepper
                                        -------------------------------
                                   Kenneth L. Tepper,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




        Date: May 14, 1999         By:  /s/  Brian M. Hartline
                                        ------------------------------------
                                   Brian M. Hartline,
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)