Form 10QSB
period 1999-06-30
USABANC COM INC
filed 1999-08-11
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   Form 10-QSB


        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number 000-27244

                                USABanc.com, Inc.
                                -----------------
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

                                 (215) 569-4200
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


        Transitional Small Business Format: YES [ ]   NO [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value, outstanding on August 11, 1999: 4,014,784 shares Class B Common Stock, $.01 par value, outstanding on August 11, 1999: 216,460 shares

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                            Page #

        Item 1. Financial Statements

        Consolidated Balance Sheets                                           3

        Consolidated  Statements of Income                                    4

        Consolidated Statements of Comprehensive Income                       5

        Statements of Changes in Stockholders' Equity                         6

        Consolidated Statements of Cash Flows                                 7

        Notes to Consolidated Financial Statements                            8

        Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10

PART II OTHER INFORMATION

        Item 1. Legal Proceedings                                            23

        Item 2. Change in Securities                                         23

        Item 3. Defaults Upon Senior Securities                              23

        Item 4. Submission of Matters to a Vote of Security Holders          23

        Item 5. Other Information                                            23

        Item 6. Exhibits and Reports on Form 8-K                             24

SIGNATURES                                                                   25

                       USABanc.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)



                                                                                                  June 30,             December 31,
                                                                                                    1999                   1998
                                                                                                  ---------            ------------
ASSETS
Cash and due from banks                                                                         $   1,210              $   1,335
Interest-bearing deposits with banks                                                               12,987                  7,706
Securities available-for-sale                                                                      33,371                 28,389
Securities held-to-maturity (fair value: 1999 - $47,968;
  1998 - $15,951)                                                                                  48,633                 15,755
FHLB Stock                                                                                          4,011                  3,523
Loans receivable, net                                                                             114,711                102,138
Premises and equipment, net                                                                         2,668                  2,023
Accrued interest receivable                                                                         2,406                  1,633
Other real estate                                                                                       -                     66
Goodwill, net                                                                                          73                     69
Deferred income taxes                                                                                 535                    573
Other assets                                                                                        9,395                  1,896
                                                                                                ---------              ---------

    Total assets                                                                                $ 230,000              $ 165,106
                                                                                                =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                                        $ 1,849                $ 1,439
    NOW                                                                                             1,521                    846
    Money Market                                                                                    1,186                  2,345
    Savings and Passbook                                                                           20,781                  5,281
    Time                                                                                          144,618                104,476
                                                                                                ---------              ---------
     Total deposits                                                                               169,955                114,387
Borrowed funds:
    Short term borrowings                                                                               -                  6,106
    Long term borrowings                                                                           30,000                 25,000
    Guaranteed Preferred Beneficial Interests in Subordinated Debt                                 10,000                      -
    Collateralized borrowings                                                                       3,399                  4,199
Accrued interest payable                                                                              983                    399
Accrued expenses and other liabilities                                                              1,631                  1,418
                                                                                                ---------              ---------
    Total liabilities                                                                             215,968                151,509

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                                   -                      -
Common stock, $1.00 par value; 10,000,000 authorized shares;
    4,014,784 shares issued and outstanding and 216,460 shares of converted and unissued Class B common stock, actual
    4,231,244 shares issued and outstanding, as adjusted                                            4,231                  4,231
Additional paid-in capital                                                                          8,568                  8,568
Accumulated earnings                                                                                2,036                  1,112
Accumulated other comprehensive (loss) - unrealized
    depreciation on securities available-for-sale                                                    (803)                  (314)
                                                                                                ---------              ---------
    Total stockholders' equity                                                                     14,032                 13,597
                                                                                                ---------              ---------

        Total liabilities and stockholders' equity                                              $ 230,000              $ 165,106
                                                                                                =========              =========


The accompanying notes are an integral part of these consolidated financial statements.

                       USABanc.com, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Dollars in Thousands)



                                                                      Six Months Ended                   Three Months Ended
                                                                          June 30,                             June 30,
                                                                    ----------------------               ----------------------
                                                                    1999              1998               1999              1998
                                                                    ----              ----               ----              ----
Interest income:
    Loans                                                         $ 5,736           $ 4,124            $ 2,980           $ 2,476
    Investment securities                                           2,709             1,238              1,665               691
    Interest-bearing deposits and other                               104               170                 23                78
                                                                  -------           -------            -------           -------
        Total interest income                                       8,549             5,532              4,668             3,245

Interest expense:
    Deposits                                                        3,582             2,322              1,915             1,241
    Borrowed funds                                                  1,164               383                676               289
                                                                  -------           -------            -------           -------
        Total interest expense                                      4,746             2,705              2,591             1,530
                                                                  -------           -------            -------           -------
Net interest income                                                 3,803             2,827              2,077             1,715
Provision for loan losses                                             250               160                150               125
                                                                  -------           -------            -------           -------
Net interest income after provision for loan losses                 3,553             2,667              1,927             1,590

Non-interest income:
    Gain on sales of investment securities                             30                49                 35                 9
    Gain on sales of loans receivable                                  42                 -                  -                 -
    Gain on sale of real estate owned                                  60                 -                 60                 -
    Brokerage operations                                              193                91                 67                12
    Other                                                             244                60                 87                41
                                                                  -------           -------            -------           -------
        Total non-interest income                                     569               200                249                62

Non-interest expense:
    Salaries and employee benefits                                  1,346               542                840               298
    Net occupancy expense                                             342               251                178               153
    Professional fees                                                 198                70                 99                65
    Office expenses                                                   102               101                 50                58
    Data processing fees                                              120                75                 70                47
    Advertising expense                                               132                59                 87                50
    Other operating expenses                                          663               310                323               202
                                                                  -------           -------            -------           -------
        Total non-interest expense                                  2,903             1,408              1,647               873
                                                                  -------           -------            -------           -------

Income before income taxes                                          1,219             1,459                529               779
Income taxes                                                          295               552                 19               284
                                                                  -------           -------            -------           -------
Net income                                                        $   924           $   907            $   510           $   495
                                                                  =======           =======            =======           =======

Earnings per share - basic (1)                                    $  0.22           $  0.28            $  0.12           $  0.15
                                                                  =======           =======            =======           =======

Earnings per share - diluted (1)                                  $  0.21           $  0.23            $  0.12           $  0.11
                                                                  =======           =======            =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

(1) All per share data has been adjusted to reflect
    (a) a 33% stock dividend paid on July 18, 1997,
    (b) a 33% stock dividend paid on August 17, 1998 and
    (c) a two-for-one stock split effected in the form of a dividend paid on June 15, 1999.

                       USABanc.com, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
                             (Dollars in Thousands)


                                                               Six Months Ended
                                                                    June 30,
                                                               ----------------
                                                                 1999     1998
                                                                 ----     ----

Net income                                                      $ 924    $ 907
Other comprehensive loss:
    Unrealized losses on securities available-for-sale:
        Unrealized holding losses arising during the period,
         net of taxes                                            (489)    (258)
                                                                -----    -----
Comprehensive income                                            $ 435    $ 649
                                                                =====    =====


                                                              Three Months Ended
                                                                   June 30,
                                                               ----------------
                                                                 1999     1998
                                                                 ----     ----

Net income                                                      $ 510    $ 495
Other comprehensive loss:
    Unrealized losses on securities available-for-sale:
        Unrealized holding losses arising during the period,
         net of taxes                                            (174)    (155)
                                                                -----    -----
Comprehensive income                                            $ 336    $ 340
                                                                =====    =====

The accompanying notes are an integral part of these consolidated financial statements.

                       USABanc.com, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1999
                                   (unaudited)
                             (Dollars in Thousands)

                                                                                                     Accumulated
                                                           Additional                                   other
                                        Common              paid-in             Accumulated         comprehensive
                                      Stock (1)           capital (1)             earnings              income                Total
                                      ---------           -----------             --------              ------                -----
Balances, December 31, 1998            $4,231               $8,568                $1,112                ($314)              $13,597

Net unrealized loss on
securities available-for-sale               -                    -                     -                 (315)                 (315)

Net income                                  -                    -                   414                    -                   414
                                      -------              -------               -------               ------              --------

Balances, March 31, 1999              $ 4,231              $ 8,568               $ 1,526               $ (629)             $ 13,696
                                      =======              =======               =======               ======              ========


Net unrealized loss on
securities available-for-sale               -                    -                     -                 (174)                 (174)

Net income                                  -                    -                   510                    -                   510
                                      -------              -------               -------               ------              --------

Balances, June 30, 1999               $ 4,231              $ 8,568               $ 2,036               $ (803)             $ 14,032
                                      =======              =======               =======               ======              ========

The accompanying notes are an integral part of these consolidated financial statements.

(1) Data has been adjusted to reflect (a) a 33% stock dividend paid on July 18, 1997, (b) a 33% stock dividend paid on August 17, 1998 and (c) a two-for-one stock split effected in the form of a dividend paid on June 15, 1999.

                       USABanc.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Dollars in Thousands)


                                                                       Six Months Ended
                                                                           June 30,
                                                                    --------------------
                                                                       1999         1998
                                                                    ---------   --------
Cash flows from operating activities:
    Net income                                                      $    924    $    907
    Adjustments to reconcile net income to net cash
    used in operating activities:
    Provision for possible loan losses                                   250         160
    Depreciation                                                         192         104
    (Increase) Decrease in goodwill                                       (4)          3
    Net accretion of discounts on purchased loan portfolios             (568)       (455)
    Net (accretion) amortization of securities discount/premiums         (39)         39
    Net gains on sale of securities                                      (30)        (49)
    Net gains on sale of loan assets                                     (42)         --
    Net gains on sale of real estate owned                               (60)         --
    Increase in accrued interest receivable                             (773)       (426)
    Decrease (Increase) in deferred tax asset                             38        (121)
    (Increase)  in other assets                                       (7,499)     (1,771)
    Increase in accrued interest payable                                 584          35
    Increase in accrued expenses and other liabilities                   213          69
                                                                    --------    --------
      Net cash used in operating activities                           (6,814)     (1,505)
                                                                    --------    --------


Cash flows from investing activities:
    Investment securities available for sale
         Purchases                                                   (41,560)    (13,544)
         Sales                                                         1,620       2,409
         Maturities and principal repayments                             155       1,000
    Investment securities held to maturity
         Purchases                                                    (1,979)     (3,140)
         Sales                                                         1,200          --
         Maturities and principal repayments                           2,704       1,157
    Purchases of FHLB Stock                                             (488)     (2,055)
    Increase in interest bearing deposits with banks                  (5,281)     (5,049)
    Net increase in loans                                            (12,573)    (23,366)
    Decrease in other real estate, net                                    66          --
    Purchases of premises and equipment                                 (837)       (675)
                                                                    --------    --------
      Net cash used in investing activities                          (56,973)    (43,263)
                                                                    --------    --------

Cash flows from financing activities:
    Net increase in deposits                                          55,568      19,592
    Net (decrease) increase in borrowings                             (1,906)     17,923
    Private placement proceeds                                            --       7,098
    Trust preferred proceeds                                          10,000          --
                                                                    --------    --------
      Net cash provided by financing activities                       63,662      44,613
                                                                    --------    --------

    Net decrease in cash and cash equivalents                           (125)       (155)

    Cash and cash equivalents, beginning of period                     1,335         833
                                                                    --------    --------

    Cash and cash equivalents, end of period                        $  1,210    $    678
                                                                    ========    ========

Supplemental disclosure of cash flow information
On April 1, 1999 the Bank reclassed $33.4 million from available for sale to held to maturity. Due to that reclass the Bank accreted $7.0 thousand into equity during the quarter ended June 30, 1999 to restore the securities back to their carrying value.



The accompanying notes are an integral part of these consolidated financial statements.

                       USABanc.com, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of USABanc.com, Inc. (the "Company") vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACapital, Inc., a Pennsylvania corporation, USACredit, Inc., a Pennsylvania corporation, and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998, are not necessarily indicative of results to be anticipated for the full year.

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

The following information was used in the computation of earnings per share on both a basic and diluted basis for the six and three month periods ended June 30, 1999 and 1998.

(Dollars in Thousands), except per share data

                                                           Six Months Ended
                                                                June 30,
                                                           ----------------
                                                             1999     1998
                                                             ----     ----
Basic EPS Computation:
    Numerator - Net earnings                               $  924   $  907
    Denominator - Weighted average shares outstanding       4,231    3,211
                                                           ------   ------
Basic EPS (1)                                              $ 0.22   $ 0.28
                                                           ======   ======

Diluted EPS Computation:
    Numerator - Net earnings                               $  924   $  907
    Denominator - Weighted average shares outstanding       4,231    3,211
    Effect of dilutive securities                              82      784
                                                           ------   ------
Diluted EPS (1)                                            $ 0.21   $ 0.23
                                                           ======   ======


                                                          Three Months Ended
                                                                June 30,
                                                          ------------------
                                                             1999     1998
                                                             ----     ----
Basic EPS Computation:
    Numerator - Net earnings                               $  510   $  495
    Denominator - Weighted average shares outstanding       4,231    3,211
                                                           ------   ------
Basic EPS (1)                                              $ 0.12   $ 0.15
                                                           ======   ======

Diluted EPS Computation:
    Numerator - Net earnings                               $  510   $  495
    Denominator - Weighted average shares outstanding       4,231    3,211
    Effect of dilutive securities                             163    1,094
                                                           ------   ------
Diluted EPS (1)                                            $ 0.12   $ 0.11
                                                           ======   ======

(1) All per share data has been adjusted to reflect (a) a 33% stock dividend paid on July 18, 1997,
     (b) a 33% stock dividend paid on August 17, 1998 and
     (c) a two-for-one stock split effected in the form of a dividend paid on June 15, 1999.

                       USABanc.com, Inc. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1999

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

Year 2000 Compliance

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems. The year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. The Year 2000 problem is the result of computer programs using two digits rather than four to define the year. Any of the Company's programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Regarding the Company, computer systems are used to perform financial calculations, track deposits and loan payments, transfer funds and make direct deposits. The primary processing of the Company's loan and deposit transactions is performed by Intrieve Incorporated, a third-party data processing vendor. Computer software and computer chips also are used to run security systems, communications networks and other essential bank equipment. Because of its reliance on these systems (including those used by its existing third-party data processing vendor), the Company is following a comprehensive process to assure that such systems are ready for the Year 2000 date change. To become Year 2000 compliant, the Company is following guidelines suggested by federal bank regulatory agencies and the Securities and Exchange Commission (the "Commission"). A description of each of the steps and the status of the Company's efforts in completing the steps is as follows.

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

The Bank has identified all potentially affected systems. This step has included a review of all major information technology and non-information technology systems to determine how Year 2000 issues affect them. In connection with the foregoing, the Company has completed its assessment of which systems and equipment are most prone to placing the Company at risk if they are not Year 2000 compliant (i.e., mission critical systems).

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

The Company's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Year 2000 compliant. The Company has developed scripts involving typical transactions to test the proper functioning of the modified systems. It has also arranged for repair or replacement of equipment programs affected by Year 2000 issues. Most of the testing and corrections have taken place and all of the Company's mission critical applications have been deemed compliant through testing or vendor certification, or a plan has been developed for the software upgrades required. This step was completed by June 30, 1999. The monitoring of certain vendors will continue into 1999.

The Bank is preparing a contingency plan for how the Company would resume business if unanticipated problems arise from non-performance by vendors. Such plans are expected to be completed in the third quarter of 1999.

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

The Company's efforts to become Year 2000 compliant are being monitored by its federal banking regulators. Failure to be Year 2000 compliant could subject the Company to formal supervisory or enforcement actions. The Company has expensed $20,000 during the year ended December 31, 1998 relating to costs incurred as a result of the Company's Year 2000 Plan. The Company anticipates incurring approximately $100,000 in additional costs related to the implementation of the Company's Year 2000 plan. The Company presently believes the Year 2000 issue will not pose significant operating problems for the Company. However, if implementation and testing plans are not complted in a satisfactory and timely manner by third parties on which the Company is dependent, or other unforseen problems arise, the Year 2000 issue could potentially have an adverse effect on the operations of the Company.

Business Summary:

In April 1999 the Company announced its intention to change it's strategic business plan of being a premier community Bank in the Philadelphia area, using traditional banking deposit gathering methods to converting to an Internet financial institution which would provide financial services, both banking and brokerage services via the Internet. As part of this initiative, the company changed its name on May 13, 1999 to USABanc.com Inc, the first federally regulated ".com" Company and on July 2, 1999, the Bank changed its name from BankPhiladelphia to vBank. In July 1999 the company began a national marketing campaign to promote the USABanc.com brand, via CNBC cable network commercials and live reads on the Howard Stern Show. This initiative will lead to the actual launch of our fully functional internet site scheduled to be presented to the public on August 16, 1999. The company fully anticipates to launch a second site to be written in the latest multi media "flash" technology in October 1999. As a result of the traditional marketing efforts to brand USABanc.com and build the infrastructure for the Internet site the company anticipates to recognize financial losses in 1999 and 2000. If we are successful in executing our plan the company will return to profitability in 2001, no assurances can be made that the company will return to profitability in 2001.


When the Company announced its Internet initiative, we launched the first ever FDIC insured CD auction site, as well as its initial Internet vision site that allowed Internet users to view the sites future functionality as well as open certificate of deposit accounts. To date the Bank has opened in excess of $1.2 million and over 100 accounts through this site.


In an effort to maintain the Company and the Bank as a well capitalized financial institution and to fund the Internet strategy, the Company has filed an SB-2 public offering statement with the Securities and Exchange Commission on July 16, 1999.

On July 21, 1999, USABanc.com entered into a two year agreement with Earthlink (NASDAQ-"ELNK") under which Earthlink customers will have direct access to a co-branded USABanc.com site providing both online banking and brokerage services. USABanc.com will also serve as the default online banking selection for customers who use Earthlink's "personal start" page customized option. Under terms of the agreement, Earthlink has been granted warrants to purchase up to 120,000 shares of USABanc.com common stock, or approximately 3.0% of the current outstanding shares, and will be paid certain variable fees which will be based upon the number of accounts opened during the duration of the contract. The strike price of the warrants is $12.00 per share. In connection with opening a USABanc.com bank account, new and existing Earthlink customers will be able to participate in an incentive program which will provide them one year of free ISP dial-up service. Earthlink is one of the world's leading Internet service providers, with over 1.3 million subscribers.


The Company on July 30, 1999 closed a loan pool acquisition of $88.3 million of commercial real estate and multifamily adjustable rate loans. The loans have a weighted average maturity of 127 months with $59.7 million repricing with in one year. The weighted average yield on this portfolio is 8.32%. These loans are located throughout the United States, with approximately 27% located in Pennsylvania and New Jersey. The company funded these loans with excess liquidity, FHLB advances and institutional certificates of deposit.


FINANCIAL CONDITION

The Company's total assets increased from $165.1 million at December 31, 1998 to $230.0 million at June 30, 1999, an increase of $64.9 million, or 39.3%. The increase was due primarily to increases in the loans receivable, net, securities portfolio and interest bearing deposits of $12.6 million, $37.9 million, and $5.3 million, respectively. The increase in the loan portfolio was a result of originating $24.0 million in loans primarily commercial real estate and multi-family and acquiring $8.9 million of performing commercial real estate loans. The acquired loans were purchased for $7.3 million. The acquisitions and orignation volume was offset by prepayments of $17.3 million. The increase in the securities portfolio was primarily due to the acquisition of corporate trust preferred securities and federal agency bonds. The increase in interest bearing deposits relates to required funding of loan closings scheduled in early July 1999. The growth in total assets was funded by increases in deposits of $40.1 million in non-retail certficiates of deposit and $15.5 million in transaction accounts, and the issuance of $10.0 million guaranteed subordinated debentures. Management plans to continue to utilize FHLB advances in conjunction with deposit expansion to provide the necessary funding and liquidity for the Bank's continued growth. The Bank's borrowing limit at the FHLB as of June 30, 1999 was approximately $43.8 million, of which $30.0 million was drawn upon as of such date. The Companys stockholders' equity increased from $13.6 million at December 31, 1998 to $14.0 million at June 30, 1999.

NET INCOME


The Company reported net income of $924,000 or $0.21 per diluted share, for the six months ended June 30, 1999, compared to $907,000 or $0.23 per diluted share for the six months ended June 30, 1998, representing a 1.9% increase in overall net income. Net income increased primarily because the company did not provide for income taxes in the quarter ended June 30, 1999, causing a positive variance of $257,000. Net interest income increased $976,000, noninterest income increased $369,000 these increases in earnings were offset by an increase in noninterest expenses of $1.5 million. During the six months ended June 30, 1998, the Company also recognized approximately $250,000 of non-recurring interest income related to loan acquisitions.

The Company reported net income of $510,000 or $0.12 per share, for the three months ended June 30, 1999, compared to $495,000 or $0.11 per share for the three months ended June 30, 1998, representing a 3.0% increase in overall net income. Net income increased primarily because the Company did not provide for income taxes during the quarter ended June 30, 1999, causing a positive variance of $265,000. Net interest income increased $362,000, noninterest income increased $187,000 these increases in earnings were offset by an increase in noninterest expenses of $774,000. During the three months ended June 30, 1998, the Company also recognized approximately $150,000 of non-recurring interest income related to loan acquisitions.


INTEREST INCOME

Total interest income increased $3.0 million or 54.5% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, due to an increase in average earning assets of $70.9 million during the same time periods. Income on loans increased $1.6 million due to the average earning loan balances increasing $39.6 million. The increase in average loans outstanding was partially offset by the yield on the loan portfolio decreasing by 148 basis points. The investment portfolio average earnings balances increased $31.8 million between the noted periods and the yield on the portfolio also increased by 80 basis points.

Total interest income increased $1.4 million or 43.9% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, due to an increase in average earning assets of $69.8 million during the same time period. Income on loans increased $504,000 due to the average earning loan balances increasing $34.6 million. The increase in average loans outstanding was partially offset by the yield on the loan portfolio decreasing by 211 basis points. The investment portfolio average balances increased $39.2 million between the noted periods and the yield on the portfolio also increased by 128 basis points.

INTEREST EXPENSE

Total interest expense increased $2.0 million or 75.4% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, due to a higher volume of new certificates of deposit, an increased outstanding balance of FHLB advances and the guaranteed subordinated debt, issued in March of 1999. Interest expense on deposits increased $1.3 million, interest expense on other borrowings increased $781,000 and interest expense incurred on the guaranteed debt was $300,000. These interest expenses increased due to the increase average outstanding balances increasing $36.2 million, $20.7 million and $6.3 million, respectively. Increases in interest expenses were also associated with an increase in the cost of funds on borrowings by 18 basis points. The guaranteed subordinated debt carries an interest rate of 9.50%. The average cost of funds, including other borrowings, was 5.62% for the first six months of 1999 compared to 5.71% over the same period in 1998.


Total interest expense increased $1.1 million or 69.3% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, due to a higher volume of new certificates of deposit, an increased outstanding balance of FHLB advances and the guaranteed subordinated debt, issued in March of 1999. Interest expense increased on deposits $674,000, interest expense on borrowings increased $387,000 and interest expense incurred of the guaranteed debt was $238,000. These interest expenses increased due to the increase average outstanding balances increasing $32.2 million, $14.0 million and $10.0 million, respectively. The guaranteed subordinated debt carries an interest rate of 9.50%. The average cost of funds, including other borrowings, was 5.63% for the three months ended June 1999 compared to 5.58% over the same period in 1998.

NET INTEREST INCOME

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in the mix of rates and volumes of interest-earning assets and interest-bearing liabilities that occur over time. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest rate spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets.

Net interest income for the six months ended June 30, 1999, increased $1.0 million, or 34.5%, to $3.8 million from $2.8 million for the same period in 1998. Average interest-earning assets increased by $70.9 million, or 66.5%, to $177.6 million, for the six months ended June 30, 1999 compared to the same period in 1998. Average interest-bearing liabilities increased $74.1 million or 78.3% over the same period. The net interest rate spread and net interest margin decreased for the period ended June 30, 1999 vs. June 30, 1998, from 4.66% to 4.01% and 5.30% to 4.28%, respectively. For the six months ended June 30, 1999, $568,000 of discount was accreted into interest income or 6.7% of the total interest income. This compares to $455,000 of discount accreted into interest income for the six month period ended June 30, 1998 or 8.2% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have declined 81 basis points for the six months ended June 30, 1999 compared to June 30, 1998 to 3.64% from 4.45%. Over the past twelve months the Company's strategic initiative has been to improve the quality of the loan assets and for the Company to originate more loans than we acquire. Secondarily to this initiative, the loan assets to be acquired will be of better quality relative to the Bank's underwriting criteria then past acquisitions. These efforts coupled with the level of loan pay-offs, $17.3 million in the first half of 1999, have lead to the decline of the yields on the loan portfolio and the decline in net interest margin.

Net interest income for the three months ended June 30, 1999, increased $362,000, or 21.1%, to $2.1 million from $1.7 million for the same period in 1998. Average interest-earning assets increased by $69.8 million, or 57.3%, to $191.7 million, for the three months ended June 30, 1999 compared to the same period in 1998. Average interest-bearing liabilities increased $74.7 million or 68.2% over the same period. The net interest spread and net interest margin decreased for the period ended June 30, 1999 compared to June 30, 1998, from 5.07% to 4.12% and 5.63% to 4.33%, respectively. For the three months ended June 30, 1999, $267,000 of discount was accreted into interest income or 5.7% of the total interest income. This compares to $196,000 of discount accreted into interest income for the three month period ended June 30, 1998 or 6.0% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have declined 121 basis points for the three months ended June 30, 1999 compared to June 30, 1998 to 3.78% from 4.99%, respectively. Over the past twelve months the Company's strategic initiative has been to improve the quality of the loan assets and for the Company to originate more loans than we acquire. Secondarily to this initiative, the loan assets to be acquired will be of better quality relative to the Bank's underwriting criteria then past acquisitions. These efforts coupled with the level of loan pay-offs, $11.1 million for the three months ended June 30, 1999, have lead to the decline of the yields on the loan portfolio and the decline in net interest margin.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:



(Dollars in Thousands)
                                                                             Six Months Ended June 30,
                                               ------------------------------------------------------------------------------------
                                                                  1999                                        1998
                                               ----------------------------------------      --------------------------------------
                                                Average                       Average         Average                     Average
                                                Balance         Interest     Yield/Rate       Balance       Interest     Yield/Rate
                                                -------         --------     ----------       -------       --------     ----------
Interest earning assets:
Loans                                          $107,388        $  5,736        10.68%        $ 67,833       $  4,124       12.16%
Investment securities                            64,133           2,709         8.45           32,360          1,238        7.65
Interest-bearing deposits and other               6,085             104         3.42            6,499            170        5.23
                                               --------        --------        -----         --------       --------       -----
 Total interest-aarning assets                 $177,606        $  8,549         9.63%        $106,692       $  5,532       10.37%

Interest-bearing liabilities:
Deposits:
   NOW accounts                                $  1,348        $     14         2.05%        $    937       $      9        2.02%
   Money Market accounts                          2,506              58         4.60            2,319             76        6.54
   Savings & Passbook                            12,037             278         4.61            1,790             23        2.60
   Certificates of Deposit                      111,984           3,233         5.77           75,738          2,213        5.84
Borrowings                                       40,934           1,163         5.69           13,902            384        5.51
                                               --------        --------        -----         --------       --------       -----
 Total interest-bearing liabilities            $168,809        $  4,746         5.62%        $ 94,686       $  2,705        5.71%
                                               --------        --------        -----         --------       --------       -----

Excess of interest-earning assets over
interest-bearing liabilities                   $  8,797                                      $ 12,006
                                               ========                                      ========

Net interest income                                            $  3,803                                     $  2,827
                                                               ========                                     ========

Net interest rate spread                                                        4.01%                                       4.66%
                                                                              ======                                      ======

Net interest margin                                                             4.28%                                       5.30%
                                                                              ======                                      ======

Average earning assets to average
interest bearing liabilities                                                  105.21%                                     112.68%
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

(Dollars in Thousands)
                                             June 30, 1999 vs June 30, 1998

                                             Increase or Decrease
                                              Due to Changes in
                                              -----------------
                                                                     Total
                                             Average     Average    Increase
                                             Volume       Rate     (Decrease)
                                             ------       ----     ----------
Variance in interest income on:
   Interest-earning assets:
     Loans                                   $ 2,405    $  (793)   $ 1,612
     Securities                                1,216        255      1,471
     Interest-earning deposits and other         (11)       (55)       (66)
                                             -------    -------    -------
        Total interest-earning assets        $ 3,610    $  (593)   $ 3,017
                                             -------    -------    -------

Interest-bearing liabilities:
   Deposits:
     Savings & Passbook                      $     5    $    --    $     5
     NOW Accounts                                  6        (24)       (18)
     Money Market accounts                       134        121        255
     Certificates of Deposit                   1,059        (39)     1,020
   Borrowings                                    744         35        779
                                             -------    -------    -------
        Total interest-bearing liabilities   $ 1,948    $    93    $ 2,041
                                             -------    -------    -------

Changes in net interest income               $ 1,662    $  (686)   $   976
                                             =======    =======    =======

PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors the provision for loan losses was $250,000 during the six months ended June 30, 1999. The allowance for loan losses as a percentage of loans outstanding was 1.14% at June 30, 1999, compared to 1.02% at December 31, 1998 and .89% at June 30, 1998. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. No charge-offs on loans were recorded during the six months ended June 30, 1999 compared to $8,000 of charge-offs for the six months ended June 30, 1998.

NONINTEREST INCOME

Noninterest income increased $369,000 or 184.5% in the six months ended June 30, 1999 compared to the same six months of 1998. Gain on sales of securities classified as available-for-sale decreased $19,000, gain on sale of loans receivable increased $42,000 and gain on sale of real estate owned increased $60,000, other income increased $184,000 which was comprised of service charges increasing $20,000, loan late charges increasing $20,000, loan fees increasing $50,000, income on bank owned life insurance increasing $22,000 and other miscellaneous income increasing $72,000 during the period and the brokerage operations' earnings increased $102,000.

Noninterest income increased $187,000 or 301.6% in the three months ended June 30, 1999 compared to the same three months of 1998. Gain on sales of securities classified as available-for-sale increased $26,000 and gain on sale of real estate owned increased $60,000, other income increased $46,000 which was comprised of service charges increasing $7,000, loan fees increasing $10,000, income on bank owned life insurance increasing $22,000 and other miscellaneous income increasing $7,000 during the period and the brokerage operations' earnings increased $55,000.

NONINTEREST EXPENSE

Other expense increased an aggregate of $1.5 million or 106.2% to $2.9 million, compared to the six months ended June 30, 1998. Compensation expense increased $804,000 due to the hiring of 29 additional personnel. Occupancy expense increased $91,000 due to the addition of one branch. Advertising expense increased $73,000 due to a new marketing campaign for the Internet site www.usabanc.com. Office expense, travel and entertainment, and other miscellaneous expenses increased $399,000 as a result of the increased efforts to attract additional customers and travel expenses related to Internet strategic planning. Professional fees increased $128,000 due to an increase in outside consulting and legal services provided during the six months ended June 30, 1999.

Other expense increased an aggregate of $774,000 or 88.7% to $1.7 million, compared to the three months ended June 30, 1998. Compensation expense increased $542,000 due to the hiring of additional personnel. Occupancy expense increased $25,000 due to the addition of one branch. Advertising expense increased $37,000 due to a new marketing campaign for the Internet site, www.usabanc.com. Office expense, travel and entertainment, and other miscellaneous expenses increased $136,000 as a result of the increased efforts to attract additional customers and travel expenses related to Internet strategic planning. Professional fees increased $34,000 due to an increase in outside consulting and legal services provided during the three months ended June 30, 1999.

INCOME TAX EXPENSE

Income tax expense recorded for the six months ended June 30, 1999 and 1998 was $295,000 and $552,000 or 24.2% and 37.8%, effective tax rate, respectively. The Company did not provide a tax provision for the second quarter ended June 30, 1999. The Company anticipates to spend significant financial resources on a national marketing program, technology initiatives and human resources on its Internet initiative that will result in an operating loss for calendar 1999 and 2000.

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) were $114.7 million at June 30, 1999 compared to $102.1 million at December 31, 1998. Loans receivable represented 49.9% of total assets as of June 30, 1999 compared to 61.8% at December 31, 1998. The following table summarizes the loan portfolio of the Bank by loan category and amount at June 30, 1999, compared to December 31, 1998:




(Dollars in Thousands)
                                                 June 30,                       December 31,
                                       -------------------------        -------------------------
                                           1999              %              1998              %
                                       ----------         ------        ---------           -----

Real estate                            $ 114,416           97.6%        $ 102,076            98.8%
Commercial and industrial                  2,289            1.9               986             1.0
Consumer                                     562            0.5               243             0.2
                                       ---------          -----         ---------           -----

    Total loans, net of discount       $ 117,267          100.0%        $ 103,305           100.0%
                                       =========          =====         =========           =====

    Loans in process                      (1,042)                               -
    Deferred loan fees                      (189)                            (116)
    Allowance for loan losses             (1,325)                          (1,051)
                                       ---------                        ---------

    Net loans                          $ 114,711                        $ 102,138
                                       =========                        =========



At June 30, 1999 the Bank's net discounted loan portfolio amounted to $51.6 million or 44.0% of total loans net of discount. These loans have a face value of $57.1 million, reflecting a discount of $5.5 million or 9.6%. At December 31, 1998 the Bank's net discounted loan portfolio amounted to $51.7 million or 50.0% of the total loans net of discount. These loans had a face value of $57.0 million, reflecting a discount of $5.3 million or 9.3% as of December 31, 1998. The Bank has identified $1.5 million and $538,000 of discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans, at June 30, 1999 and December 31, 1998, respectively.

On June 30, 1999, the net book value of nonaccrual loans was approximately $2.1 million compared to $1.8 million at December 31, 1998. At June 30, 1999 the allowance for loan losses to non-performing loans, net of discount was 63.1% compared to 53.7% at December 31, 1998. The Banks allowance for loan losses and purchased discount to total loans was 5.57% and 5.85% at June 30, 1999 and December 31, 1998, respectively.

The amount of troubled debt restructured loans totaled $1.5 million as of June 30, 1999 compared to zero at December 31, 1998. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended June 30, 1999, compared to December 31, 1998:

(Dollars in Thousands)
                                    Six months            Twelve months
                                  ended June 30,        ended December 31,
                                       1999                    1998
                                 ----------------       ------------------
Balance at beginning of period        $1,051                 $   568
   Provision for loan losses             250                     510
   Charge-offs                             -                     (43)
   Recoveries                             24                      16
                                      ------                  ------
Balance at end of period              $1,325                  $1,051
                                      ======                  ======

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at June 30, 1999, and December 31, 1998, respectively, for each major category of the Bank's investment securities:

(Dollars in Thousands)
                                                June 30, 1999
                             --------------------------------------------------
                                             Gross         Gross    Approximate
                             Amortized    Unrealized    Unrealized      Fair
                               Cost          Gains        Losses       Value
                               ----          -----        ------       -----

Available-for-Sale
U.S. Government and agency
         securities            $   899     $    --     $   (35)     $   864
Mortgage-backed securities       9,436          --        (251)       9,185
Corporate obligations           14,181          13        (171)      14,023
Trust preferred securities       6,799          37         (36)       6,800
Other Securities                 2,554         112        (167)       2,499
                               -------     -------     -------      -------

Total Available-for-Sale       $33,869     $   162     $  (660)     $33,371
                               =======     =======     =======      =======

Held to Maturity
U.S. Government and agency
         securities            $ 1,927     $    --     $   (73)     $ 1,854
Mortgage-backed securities       4,595         197         (42)       4,750
Corporate obligations           13,823          33        (466)      13,390
Trust preferred securities      25,120         191        (418)      24,893
Municipal securities             3,168          --         (87)       3,081
                               -------     -------     -------      -------

Total held-to-maturity         $48,633     $   421     $(1,086)     $47,968
                               =======     =======     =======      =======


(Dollars in Thousands)
                                                                      December 31, 1998
                                          ---------------------------------------------------------------------
                                                                 Gross               Gross          Approximate
                                           Amortized          Unrealized          Unrealized           Fair
                                             Cost                Gains              Losses             Value
                                             ----                -----              ------             -----
Available-for-Sale
Mortgage-backed securities                 $2,628                $  -               $  (8)             $2,620
Corporate obligations                       1,322                  13                 (89)              1,246
Trust preferred securities                 22,987                 243                (605)             22,625
Other securities                            1,957                   -                 (59)              1,898
                                          -------                ----               -----             -------
  Total available-for-sale                $28,894                $256               $(761)            $28,389
                                          =======                ====               =====             =======


Held-to-Maturity
U.S. Government and agency
     securities                            $1,201                $  1                $  -              $1,202
Mortgage-backed securities                  5,650                 104                  (1)              5,753
Municipal securities                        3,166                  69                   -               3,235
Trust preferred securities                  2,313                  65                   -               2,378
Other securities                            3,425                  14                 (56)              3,383
                                          -------                ----               -----             -------
  Total held-to-maturity                  $15,755                $253                $(57)            $15,951
                                          =======                ====                ====             =======

LIQUIDITY

The Company's primary sources of funds are customer deposits, non-retail certificates of deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 48.6% to $170.0 million at June 30, 1999, compared to $114.4 million as of December 31, 1998. The Bank has made a concerted effort to attract deposits in the market area served by the Bank through competitive pricing of its retail deposit products. Increases over the period were due to marketing efforts, and new business development programs initiated by the Company. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio.

(Dollars in Thousands)
                               June 30, 1999             December 31, 1998
                          -----------------------     -----------------------
                            Amount       Percent       Amount        Percent
                            ------       -------       ------        -------
Demand                    $  1,849         1.09%      $  1,439         1.26%
NOW                          1,521         0.89            846         0.74
Money Market                 1,186         0.70          2,345         2.05
Savings and Passbook        20,781        12.23          5,281         4.62
Time                       144,618        85.09        104,476        91.33
                          --------       ------       --------       ------
                          $169,955       100.00%      $114,387       100.00%
                          ========       ======       ========       ======


The following table summarizes the maturity composition of certificates of deposit at June 30, 1999, compared to December 31, 1998:

(Dollars in Thousands)
                                           June 30, 1999              December 31, 1998
                                      ----------------------       ----------------------
Within one year                       $ 67,204        46.47%       $ 47,067        45.05%
Over one year through two years         39,766        27.50          28,399        27.18
Over two years through three years      13,006         8.99          14,769        14.14
Over three years through five years     23,417        16.19          13,333        12.76
Over five years through ten years        1,225         0.85             908         0.87
                                      --------       ------        --------       ------
                                      $144,618       100.00%       $104,476       100.00%
                                      ========       ======        ========       ======

Borrowings remained constant at $30.0 million for June 30, 1999 and December 31, 1998. The Bank has five outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $5.0 million, $5.0 million, $5.0 million, and $10.0 million, respectively. These five credit facilities have interest rates of 5.47%, 5.63%, 5.14%, 4.84%, and 5.37%, and conversion dates of June 15, 2000, June 15, 2003, December 15, 1999, September 30, 2003, and April 7, 2000, respectively. The Bank has available to borrow from the FHLB an additional $13.8 million, if so desired. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted Assets (as defined) and of Tier I capital (as defined) to average assets as defined). At June 30, 1999, the Company and the Bank meet all capital adequacy requirements to which they are subject.

At June 30, 1999, the Bank's actual and required minimum capital ratios were as follows:


                                                                                                               To be well
For the Bank:                                                                                               Capitalized Under
-------------                                                              For Capital                      Prompt Corrective
(Dollars in Thousands)                                                  Adequacy Purposes                   Action Provisions
As of June 30, 1999                          Amount        Ratio        Amount       Ratio        Amount       Ratio
                                             ------        -----        ------       -----        ------       -----
  Total Capital
    (to Risk Weighted Assets)               $ 21,545       11.6%       $ 14,836       8.0%       $ 18,545      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                 20,220       10.9           7,418       4.0          11,127       6.0
  Tier I Capital
    (to Average Assets)                       20,220        9.9           8,143       4.0          10,179       5.0
As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)               $ 13,930       11.2%        $ 9,987       8.0%       $ 12,483      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                 12,879       10.3           4,994       4.0           7,490       6.0
  Tier I Capital
    (to Average Assets)                       12,879        8.5           6,068       4.0           7,585       5.0

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

At June 30, 1999, the Company's actual and required minimum capital ratios were as follows:


For the Company:
----------------                                               For Capital
(Dollars in Thousands)                                      Adequacy Purposes
As of June 30, 1999                   Amount     Ratio      Amount      Ratio
                                      ------     -----      ------      -----
  Total Capital
    (to Risk Weighted Assets)        $26,064     13.8%      $15,115     8.0%
  Tier I Capital
    (to Risk Weighted Assets)         19,676     10.4         7,558     4.0
  Tier I Capital
    (to Average Assets)               19,676      9.7         8,087     4.0
As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)        $15,566     12.1%      $10,317     8.0%
  Tier I Capital
    (to Risk Weighted Assets)         13,782     10.7         5,159     4.0
  Tier I Capital
    (to Average Assets)               13,782      8.7         6,319     4.0

PART II

Item 1. Legal Proceedings


U.S. Bank National Association, et al. Has filed an action against the Company alleging, inter alia, servicemark infringement. The Company has independent counsel to investigate the claim and such investigation has concluded that the claim has no merit. The Company therefore intends to vigorously defend any further action which may be pursued by U.S. Bank National Association.


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

On July 21, 1999, the Company has granted Earthlink Network, Inc., ("Earthlink") 120,000 warrants to purchase Class A common shares of USABanc.com, Inc. These warrants carry a strike price of $12.00. Eighty thousand of these warrants can be exercised on or after July 22, 2000, with the remaining forty thousand being exercisable on or after July 22, 2001.

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

Item 5. Other Information


Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits

            The following exhibits are filed as part of this report. Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B.

Exhibit No.            Description
-----------            -----------

3.1 Amended and Restated Articles of Incorporation of USABanc.com, Inc. as amended*
3.2  Bylaws of USABanc.com, Inc.*
4.1 Indenture of USABanc.com , Inc. relating to the Junior Subordinated Debentures**
4.2  Form of Certificate of Exchange Junior Subordinated Debenture**
4.3  Form of Certificate of Original Junior Subordinated Debenture**

4.4  Certificate of Trust of USA Capital Trust I**
4.5  Amended and Restated Declaration of Trust of USA Capital Trust I**
4.6  Form of Common Security**
4.7  Form of Exchange Capital Security Certificate**
4.8  Form of Certificate of Original Capital Security**
4.9 Form of Exchange Guarantee of USABanc.com, Inc. relating to the Exchange Capital Securities**
10 Registration Rights Agreement among USABanc.com, Inc., USA Capital Trust I and Sandler O'Neill & Partners, L.P.**
11 Computation of Per Share Earnings (Included in Financial Statements on Page 8 of this report)
27   Financial Data Schedule

-------------------------
* Incorporated by reference from the Registration Statement on Form SB-2 of USABanc.com, as amended, Registration No. 33-92506.
** Incorporated by reference from the Registration Statement on Form S-4 of USABanc.com filed on May 12, 1999.

        (B) Reports on Form 8-K

            On March 16, 1999, the Company filed a current report on Form 8-K to report the event described in Item 2 of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                    USABanc.com, Inc.


        Date: August 11, 1999      By: /s/  Kenneth L. Tepper
                                   -------------------------------
                                   Kenneth L. Tepper,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




        Date: August 11, 1999      By: /s/  Brian M. Hartline
                                   ------------------------------------
                                   Brian M. Hartline,
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)