Form 10QSB
period 1999-09-30
USABANCSHARES COM INC
filed 1999-11-15
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   Form 10-QSB

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999

                                       OR

[   ]    TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from _____ to _____

               Commission file number 000-27244
                                      ---------

                             USABancShares.com, Inc.
                             -----------------------
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

                    USABanc.com, Inc. and USABancShares, Inc.
                    -----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered under Section 12(b) of the Act:  None

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

Common Stock, $1.00 par value, outstanding on November 12, 1999:
  5,423,784 shares
Class B Common Stock, $.01 par value, outstanding on November 12, 1999:
  216,460 shares

                                TABLE OF CONTENTS
                                -----------------

PART I.   FINANCIAL INFORMATION                                          Page #

          Item 1. Financial Statements

          Consolidated Balance Sheets                                         3

          Consolidated  Statements of Operations                              4

          Consolidated Statements of Comprehensive Income (Loss)              5

          Statements of Changes in Stockholders' Equity                       6

          Consolidated Statements of Cash Flows                               7

          Notes to Consolidated Financial Statements                          8

          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                          22

          Item 2. Change in Securities                                       22

          Item 3. Defaults Upon Senior Securities                            22

          Item 4. Submission of Matters to a Vote of Security Holders        22

          Item 5. Other Information                                          23

          Item 6. Exhibits and Reports on Form 8-K                           23

SIGNATURES                                                                   25

                    USABancShares.com, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (in Thousands, except per share data)


                                                                 (unaudited)
                                                                September 30,           December 31,
                                                                    1999                   1998
                                                               --------------------------------------
ASSETS
Cash and due from banks                                             $ 3,603                $ 1,335
Interest-bearing deposits with banks                                 12,172                  7,706
Secondary Offering Receivable                                         8,075                      -
Securities available-for-sale                                        38,240                 28,389
Securities held-to-maturity (fair value:
  1999 - $54,304; 1998 - $15,951)                                    56,748                 15,755
FHLB Stock                                                            4,011                  3,523
Loans receivable, net                                               200,696                102,138
Premises and equipment, net                                           3,043                  2,023
Accrued interest receivable                                           3,212                  1,633
Other real estate owned                                                  55                     66
Goodwill, net                                                            71                     69
Deferred income taxes                                                   832                    573
Bank Owned Life Insurance                                             5,088                      -
Other assets                                                          4,761                  1,896
                                                               -------------------------------------

    Total assets                                                  $ 340,607              $ 165,106
                                                               =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                          $ 2,712                $ 1,439
    NOW                                                               1,996                    846
    Money Market                                                        658                  2,345
    Savings and Passbook                                             25,423                  5,281
    Time                                                            241,884                104,476
                                                               -------------------------------------
     Total deposits                                                 272,673                114,387
Borrowed funds:
    Short term borrowings                                                 -                  6,106
    Long term borrowings                                             30,000                 25,000
    Guaranteed Preferred Beneficial Interests in
        Subordinated Debt                                            10,000                      -
    Collateralized borrowings                                         1,980                  4,199
Accrued interest payable                                              2,623                    399
Accrued expenses and other liabilities                                2,316                  1,418
                                                               -------------------------------------
    Total liabilities                                               319,592                151,509

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                     -                      -
Common stock, $1.00 par value; 10,000,000 authorized shares;
    5,420,784 shares issued and outstanding and 216,460 shares of converted and unissued Class B common stock, actual
    5,637,244 shares issued and outstanding, as adjusted              5,637                  4,231
Additional paid-in capital                                           15,254                  8,568
Accumulated earnings                                                  1,473                  1,112
Accumulated other comprehensive (loss) - unrealized
    depreciation on securities available-for-sale                    (1,349)                  (314)
                                                               -------------------------------------
     Total stockholers' equity                                       21,015                 13,597
                                                               -------------------------------------

        Total liabilities and stockholders' equity                $ 340,607              $ 165,106
                                                               =====================================

              The accompanying notes are an integral part of these
                       consolidated financialstatements.

                    USABancShares.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in Thousands, except per share data)


                                                                     Nine Months Ended                    Three Months Ended
                                                                        September 30,                        September 30,
                                                               ------------------------------      -------------------------------
                                                                   1999              1998              1999               1998
                                                               ------------      ------------      ------------       ------------
Interest income:
    Loans                                                         $ 10,024           $ 6,520           $ 4,287            $ 2,396
    Investment securities                                            4,681             2,084             1,973                846
    Interest-bearing deposits and other                                208               262               104                 96
                                                                  --------           -------           -------            -------
        Total interest income                                       14,913             8,866             6,364              3,338

Interest expense:
    Deposits                                                         6,958             3,784             3,375              1,463
    Borrowed funds                                                   1,829               775               665                391
                                                                  --------           -------           -------            -------
        Total interest expense                                       8,787             4,559             4,040              1,854
                                                                  --------           -------           -------            -------
Net interest income                                                  6,126             4,307             2,324              1,484
Provision for loan losses                                            1,075               310               825                150
                                                                  --------           -------           -------            -------
Net interest income after provision for loan losses                  5,051             3,997             1,499              1,334

Non-interest income:
    Service Fee income                                                 150                83                40                 27
    Gain on sales of investment securities                              31               126                 -                 78
    Gain on sales of loans receivable                                1,402                 -             1,361                  -
    Gain on sale of real estate owned                                   60                 -                 -                  -
    Brokerage operations                                               102               170               (91)                76
    Other                                                              290                11               156                  6
                                                                  --------           -------           -------            -------
        Total non-interest income                                    2,035               390             1,466                187

Non-interest expense:
    Salaries and employee benefits                                   2,273             1,034               927                492
    Net occupancy expense                                              558               256               216                 83
    Professional fees                                                  367               181               168                 77
    Office expenses                                                    203                93               102                 23
    Data processing fees                                               461                85               340                 23
    Advertising expense                                              1,466               111             1,334                 53
    Other operating expenses                                         1,118               703               456                305
                                                                  --------           -------           -------            -------
        Total non-interest expense                                   6,446             2,463             3,543              1,056
                                                                  --------           -------           -------            -------

Income before income taxes                                             640             1,924              (578)               465
Income taxes                                                           279               747               (15)               196
                                                                  --------           -------           -------            -------
Net income                                                           $ 361           $ 1,177            $ (563)             $ 269
                                                                  ========           =======           =======            =======

Earnings per share - basic (1)                                      $ 0.09            $ 0.30           $ (0.13)            $ 0.06
                                                                  ========           =======           =======            =======

Earnings per share - diluted (1)                                    $ 0.07            $ 0.28           $ (0.11)            $ 0.06
                                                                  ========           =======           =======            =======

                   The accompanying notes are an integral part of these consolidated financial statements.

(1) All per share data has been adjusted to reflect all dividends and stock splits.

                    USABancShares.com, Inc. and Subsidiaries
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)
                                 (in Thousands)



                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          ------------------------------
                                                                            1999                  1998
                                                                          --------               -------
Net income                                                                 $  361                $ 1,177
Other comprehensive loss:
    Unrealized losses on securities available-for-sale:
        Unrealized holding losses arising during the period,
         net of taxes                                                      (1,035)                  (289)
                                                                          -------                -------
Comprehensive income (Loss)                                                $ (674)               $   888
                                                                          =======                =======


                                                                                Three Months Ended
                                                                                   September 30,
                                                                          ----------------------------------
                                                                            1999                   1998
                                                                          --------               --------

Net income (Loss)                                                          $ (563)                 $ 269
Other comprehensive loss:
    Unrealized losses on securities available-for-sale:
        Unrealized holding losses arising during the period,
         net of taxes                                                        (546)                   (30)
                                                                          -------                -------
Comprehensive income (Loss)                                               $(1,109)                 $ 239
                                                                          =======                =======



                  The accompanying notes are an integral part of these consolidated financial statements.

                    USABancShares.com, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1999
                                   (unaudited)
                                 (in Thousands)


                                                                                                   Accumulated
                                                               Additional                             other
                                               Common            paid-in         Accumulated       comprehensive
                                              Stock (1)        capital (1)         earnings             loss             Total
                                              ---------        -----------       -----------       -------------        -------
Balances, December 31, 1998                    $4,231            $8,568             $1,112             ($314)           $13,597

Net unrealized loss on
securities available-for-sale                       -                 -                  -              (315)              (315)

Net income                                          -                 -                414                 -                414
                                              -------           -------             ------             -----            -------

    Balances, March 31, 1999                  $ 4,231           $ 8,568            $ 1,526            $ (629)          $ 13,696
                                              =======           =======            =======            ======           ========

Net unrealized loss on
securities available-for-sale                       -                 -                  -              (174)              (174)

Net income                                          -                 -                510                 -                510
                                              -------           -------             ------             -----            -------
Balances, June 30, 1999                       $ 4,231           $ 8,568            $ 2,036            $ (803)          $ 14,032
                                              =======           =======            =======            ======           ========

Secondary Offering                             $1,400            $6,675                  -                 -              8,075

Exercise of options                                 6                11                  -                 -                 17

Net unrealized loss on
securities available-for-sale                       -                 -                  -              (546)              (546)

Net loss                                            -                 -               (563)                -               (563)
                                              -------           -------             ------             -----            -------
Balances, September 30, 1999                  $ 5,637          $ 15,254            $ 1,473          $ (1,349)          $ 21,015
                                              =======          ========            =======          ========           ========


                  The accompanying notes are an integral part of these consolidated financial statements.

(1) All per share data has been adjusted to reflect all dividends and stock splits.

                    USABancShares.com, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in Thousands)


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                      -----------------------------------
                                                                                        1999                      1998
                                                                                      --------                  ---------
Cash flows from operating activities:
    Net income                                                                             $361                   $1,177
    Adjustments to reconcile net income to net cash
    used in operating activities:
    Provision for possible loan losses                                                    1,075                      310
    Depreciation                                                                            291                      156
    (Increase) Decrease in goodwill                                                          (2)                       9
    Net accretion of discounts on purchased loan portfolios                                (763)                    (872)
    Net (accretion) amortization of securities discount/premiums                           (107)                      45
    Net gains on sale of securities                                                         (31)                    (138)
    Net gains on sale of loan assets                                                     (1,402)                       -
    Net gains on sale of real estate owned                                                  (60)                       -
    Increase in accrued interest receivable                                              (1,579)                    (524)
    Increase in deferred tax asset                                                         (259)                    (201)
    Increase in bank owned life insurance                                                (5,088)                       -
    Increase  in other assets                                                            (2,865)                  (3,391)
    Increase in accrued interest payable                                                  2,224                      575
    Increase in accrued expenses and other liabilities                                      898                      599
                                                                                       --------                  -------
      Net cash used in operating activities                                              (7,307)                  (2,255)
                                                                                       --------                  -------

Cash flows from investing activities:
    Investment securities available for sale
         Purchases                                                                      (45,178)                 (22,359)
         Sales                                                                            1,620                    4,498
         Maturities and principal repayments                                                307                    1,250
    Investment securities held to maturity
         Purchases                                                                      (11,728)                  (6,469)
         Sales                                                                            1,200                      450
         Maturities and principal repayments                                              3,205                    4,779
    Purchases of FHLB Stock                                                                (488)                  (2,623)
    Increase in interest bearing deposits with banks                                     (4,466)                  (3,707)
    Net increase in loans                                                               (98,558)                 (32,035)
    Decrease in other real estate, net                                                       11                        -
    Purchases of premises and equipment                                                  (1,311)                    (859)
                                                                                       --------                  -------
      Net cash used in investing activities                                            (155,386)                 (57,075)
                                                                                       --------                  -------

Cash flows from financing activities:
    Net increase in deposits                                                            158,286                   28,090
    Net (decrease) increase in borrowings                                                (3,325)                  24,416
    Private placement proceeds, net                                                           -                    7,098
    Trust preferred proceeds                                                             10,000                        -
                                                                                       --------                  -------
      Net cash provided by financing activities                                         164,961                   59,604
                                                                                       --------                  -------

    Net increase in cash and cash equivalents                                             2,268                      274

    Cash and cash equivalents, beginning of period                                        1,335                      833
                                                                                       --------                  -------

    Cash and cash equivalents, end of period                                            $ 3,603                  $ 1,107
                                                                                       ========                  =======

Supplemental disclosure of cash flow information
On April 1, 1999 the Bank reclassed $33.4 million from available for sale to held to maturity. Due to that reclass the Bank accreted $7,000 and $4,000 into equity during the nine and three months ended September 30, 1999 respectively, to restore the securities back to their carrying value.

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                    USABancShares.com, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (the "Company") vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACapital, Inc., a Pennsylvania corporation, USACredit, Inc., a Pennsylvania corporation, USARealEstate, Inc., a Pennsylvania corporation and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of September 30, 1999 and for the nine and three months ended September 30, 1999 and 1998, are not necessarily indicative of results to be anticipated for the full year.

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

3. Secondary Offering

On September 30, 1999, the Company issued 1,400,000 common shares in a secondary offering. The Company issued these share at $6.75, with net proceeds of $8.1 million, subsequent to offering costs of $1.4 million.

4. Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

5. New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities.

On April 1, 1999 in conjunction with the adoption of SFAS No. 133, the Bank reclassified $33.4 million of securities from available for sale to held to maturity.

The following information was used in the computation of earnings per share on both a basic and diluted basis for the nine and three month periods ended September 30, 1999 and 1998.


(in Thousands, except per share data)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                  1999               1998
                                                                                --------           --------
Basic EPS Computation:
    Numerator - Net earnings                                                      $ 361            $ 1,177
    Denominator - Weighted average shares outstanding                             4,235              3,882
                                                                               --------            -------
Basic EPS (1)                                                                  $   0.09            $  0.30
                                                                               ========            =======
Diluted EPS Computation:
    Numerator - Net earnings                                                      $ 361            $ 1,177
    Denominator - Weighted average shares outstanding                             4,235              3,882
    Effect of dilutive securities                                                   632                325
                                                                               --------            -------
Diluted EPS (1)                                                                $   0.07            $  0.28
                                                                               ========            =======


                                                                                    Three Months Ended
                                                                                      September 30,
                                                                                ---------------------------
                                                                                  1999               1998
                                                                                -------             -------
Basic EPS Computation:
    Numerator - Net earnings                                                     $ (563)             $ 269
    Denominator - Weighted average shares outstanding                             4,242              4,210
                                                                               --------            -------
Basic EPS (1)                                                                  $  (0.13)           $  0.06
                                                                               ========            =======
Diluted EPS Computation:
    Numerator - Net earnings                                                     $ (563)             $ 269
    Denominator - Weighted average shares outstanding                             4,242              4,210
    Effect of dilutive securities                                                   977                320
                                                                               --------            -------
Diluted EPS (1)                                                                $  (0.11)           $  0.06
                                                                               ========            =======

(1) All per share data has been adjusted to reflect all dividends and stock splits.

                    USABancShares.com, Inc. and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1999

Forward-looking Statements

When used in this Form 10-QSB, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Year 2000 Compliance

Changing from the year 1999 to 2000 has the potential to cause problems in data processing and other date-sensitive systems. The year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. The Year 2000 problem is the result of computer programs using two digits rather than four to define the year. Any of the Company's programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Regarding the Company, computer systems are used to perform financial calculations, track deposits and loan payments, transfer funds and make direct deposits. The primary processing of the Company's loan and deposit transactions is performed by Electronic Data Systems Incorporated (EDS), a third-party data processing vendor. Computer software and computer chips also are used to run security systems, communications networks and other essential bank equipment. Because of its reliance on these systems (including those used by its existing third-party data processing vendor), the Company is following a comprehensive process to assure that such systems are ready for the Year 2000 date change. To become Year 2000 compliant, the Company has followed guidelines suggested by federal bank regulatory agencies and the Securities and Exchange Commission (the "Commission"). The Company has completed its employee and customer awareness programs. The system has been tested and certified to be Y2K compliant. The equipment found not to be Y2K compliant has been replaced and the Board of Directors has been appraised of the Bank's effort in its process of becoming Y2K compliant.

The Company's third party data processing servicer as well as vendors who provide significant technology-related services have modified their systems to become Year 2000 compliant. The Company has developed scripts involving typical transactions to test the proper functioning of the modified systems. The testing and corrections have taken place and all of the Company's mission critical applications have been deemed compliant through testing or vendor certification. The monitoring of vendors and customers will continue into 2000.

The Bank has prepared and tested its contingency plan for how the Company would resume business if unanticipated problems arise from non-performance by vendors.

The Year 2000 issues may also affect customers of the Company's, particularly in the areas of access to funds and additional expenditures to achieve compliance. The Company has contacted its commercial credit customers and borrowers regarding the customers awareness of the Year 2000 issue. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and a review of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. In addition, in substantially all cases, the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

The Company's efforts to become Year 2000 compliant are being monitored by its federal banking regulators. Failure to be Year 2000 compliant could subject the Company to formal supervisory or enforcement actions. The Company expensed $20,000 during the year ended December 31, 1998 relating to costs incurred as a result of the Company's Year 2000 Plan. No additional expense is anticipated to be incurred during 1999. The Company has incurred approximately $100,000 in costs related to the implementation of the Company's Year 2000 plan. No additional expense is anticipated to be incurred during 1999. The Company believes the Year 2000 issue will not pose significant operating problems for the Company.

FINANCIAL CONDITION

The Company's total assets increased from $165.1 million at December 31, 1998 to $340.6 million at September 30, 1999, an increase of $175.5 million, or 106.3%. The increase was due primarily to increases in the loans receivable, net, securities portfolio, cash and due from banks, and interest bearing deposits of $98.6 million, $50.8 million, $10.3 million, and $4.5 million, respectively.
The increase in the loan portfolio was a result of originating $40.1 million in loans primarily commercial real estate and multi-family and acquiring $108.2 million of performing commercial real estate loans. The acquired loans were purchased for $105.9 million. The acquisitions and orignation volume was offset by prepayments of $30.1 million. The increase in the securities portfolio was primarily due to the acquisition of corporate trust preferred securities and federal agency bonds. The increase in interest bearing deposits relates to required funding of loan closings in early October 1999. The growth in total assets was funded by increases in deposits of $137.4 million in non-retail certficiates of deposit and $20.9 million in transaction accounts, and the issuance of $10.0 million guaranteed subordinated debentures. Management plans to continue to utilize FHLB advances in conjunction with deposit expansion to provide the necessary funding and liquidity for the Bank's continued growth. The Bank's borrowing limit at the FHLB as of September 30, 1999 was approximately $43.8 million, of which $30.0 million was drawn upon as of such date. The Company's stockholders' equity increased from $13.6 million at December 31, 1998 to $21.0 million at September 30, 1999, due mainly from the secondary offering, and to a lesser degree net income of the Company for the nine months ended September 30, 1999.

NET INCOME

The Company reported a net income of $361,000 or $0.07 per diluted share, for the nine months ended September 30, 1999, compared to $1.2 million or $0.28 per diluted share for the nine months ended September 30, 1998. Net interest income increased $1.8 million and noninterest income increased $1.6 million. These increases in revenues were offset by an increase in noninterest expenses of $4.0 million and an increase in the provision for loan losses of $765,000. Core earnings of the Bank continue to improve, but the required investment to launch www.usabancshares.com has resulted in the decline of the Company's net income. The Company anticipates to continue to invest in marketing and building its online customer network resulting in operating losses for 1999 and 2000.

The Company reported a net operating loss of $563,000 or $(0.11) per share, for the three months ended September 30, 1999, compared to net income of $269,000 or $0.06 per share for the three months ended September 30, 1998. Net income decreased primarily because of the Company's Internet initiative and the investments made to launch www.usabancshares.com. Net interest income increased $840,000, and noninterest income increased $1.3 million. These increases in revenues were offset by an increase in noninterest expenses of $2.5 million and an increase in the provision for loan losses of $675,000.

INTEREST INCOME

Total interest income increased $6.0 million or 68.2% to $14.9 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, due to an increase in average earning assets of $101.6 million during the same time periods. Income on loans increased $3.5 million due to the average earning loan balances increasing $63.9 million. The increase in average loans outstanding was partially offset by the yield on the loan portfolio decreasing by 221 basis points. Income on investments increased $2.6 million due to the investment portfolio average earnings balances increasing $35.0 million between the noted periods and the yield on the portfolio also increasing by 102 basis points.

Total interest income increased $3.0 million or 90.7% to $6.4 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, due to an increase in average earning assets of $156.4 million during the same time period. Income on loans increased $1.9 million due to the average earning loan balances increasing $102.1 million. The increase in average loans outstanding was partially offset by the yield on the loan portfolio decreasing by 256 basis points. Income on investments increased $1.1 million due to the investment portfolio average balances increasing $48.4 million between the noted periods and the yield on the portfolio also increasing by 62 basis points.

INTEREST EXPENSE

Total interest expense increased $4.2 million or 92.7% to $8.8 million, for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, due to a higher volume of new certificates of deposit, an increased outstanding balance of FHLB advances and the guaranteed subordinated debt, issued in March of 1999. Interest expense on deposits increased $3.2 million, interest expense on other borrowings increased $1.1 million and interest expense incurred on the guaranteed debt was $547,000. The interest expense increases were due to the average outstanding balances increasing $65.7 million, $13.1 million and $7.7 million, respectively. The guaranteed subordinated debt carries an interest rate of 9.50%. The average cost of funds, including other borrowings, was 5.61% for the nine months ended September 30, 1999 compared to 5.58% over the same period in 1998.

Total interest expense increased $2.2 million or 117.9% to $4.0 million, for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, due to a higher volume of new certificates of deposit, an increased outstanding balance of FHLB advances and the guaranteed subordinated debt, issued in March of 1999. Interest expense increased on deposits $1.9 million, interest expense on borrowings increased $274,000 and interest expense incurred of the guaranteed debt was $238,000. The interest expense increases were due to the average outstanding balances increasing $128.5 million, $3.7 million and $10.0 million, respectively. The guaranteed subordinated debt carries an interest rate of 9.50%. The average cost of funds, including other borrowings, was 5.73% for the three months ended September 1999 compared to 5.47% over the same period in 1998.

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

Net interest income for the nine months ended September 30, 1999, increased $1.8 million, or 42.2%, to $6.1 million from $4.3 million for the same period in 1998. Average interest-earning assets increased by $101.6 million, or 89.4%, to $215.3 million, for the nine months ended September 30, 1999 compared to the same period in 1998. Average interest-bearing liabilities increased $100.0 million or 91.8% over the same period. The net interest rate spread and net interest margin decreased for the period ended September 30, 1999 vs. September 30, 1998, from 4.82% to 3.63% and 5.06% to 3.79%, respectively. For the nine months ended September 30, 1999, $763,000 of discount was accreted into interest income or 5.1% of the total interest income. This compares to $872,000 of discount accreted into interest income for the nine month period ended September 30, 1998 or 9.8% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have declined 67 basis points for the nine months ended September 30, 1999 compared to September 30, 1998 to 3.37% from 4.04%. Over the past twelve months the Company's strategic initiative has been to improve the quality of the loan assets and for the Company to originate more loans than we acquire. Secondary to this initiative, the loan assets to be acquired will be of better quality relative to the Bank's underwriting criteria than past acquisitions. These efforts coupled with the level of loan pay-offs, $30.1 million during the nine months ended September 30, 1999, have lead to the decline of the yields on the loan portfolio and the decline in net interest margin.

Net interest income for the three months ended September 30, 1999, increased $840,000 or 56.6%, to $2.3 million from $1.5 million for the same period in 1998. Average interest-earning assets increased by $156.4 million, or 122.4% to $284.0 million, for the three months ended September 30, 1999 compared to the same period in 1998. Average interest-bearing liabilities increased $167.3 million or 146.0% over the same period. The net interest spread and net interest margin decreased for the period ended September 30, 1999 compared to September 30, 1998, from 3.98% to 3.23% and 4.65% to 3.27% respectively. For the three months ended September 30, 1999, $195,000 of discount was accreted into interest income or 3.1% of the total interest income. This compares to $417,000, of discount accreted into interest income for the three month period ended September 30, 1998 or 12.5% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have declined 34 basis points for the three months ended September 30, 1999 compared to September 30, 1998 to 3.00% from 3.34% respectively. Over the past twelve months the Company's strategic initiative has been to improve the quality of the loan assets and for the Company to originate more loans than we acquire. Secondary to this initiative, the loan assets to be acquired will be of better quality relative to the Bank's underwriting criteria than past acquisitions. These efforts coupled with the level of loan pay-offs, $12.8 million for the three months ended September 30, 1999, have lead to the decline of the yields on the loan portfolio and the decline in net interest margin.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:


(in Thousands)
                                                                    Nine Months Ended September 30,
                                            --------------------------------------------------------------------------------
                                                              1999                                      1998
                                            ---------------------------------------     ------------------------------------
                                              Average                     Average         Average                  Average
                                              Balance       Interest     Yield/Rate       Balance     Interest    Yield/Rate
                                            -----------     --------     ----------       --------    --------    ----------
Interest earning assets:
Loans                                         $ 136,249      $ 10,024         9.81%       $ 72,300     $ 6,520        12.02%
Investment securities                            70,646         4,681         8.83          35,566       2,084         7.81
Interest-bearing deposits and other               8,429           208         3.31           5,829         262         6.11
                                              ---------      --------        -----        --------     -------       ------
 Total interest-earning assets                $ 215,324      $ 14,913         9.24%       $113,695     $ 8,866        10.40%

Interest-bearing liabilities:
Deposits:
   NOW                                          $ 1,394          $ 28        2.68%         $ 1,043        $ 18        2.30%
   Money Market                                   1,856            66         4.74           2,517          34         1.80
   Savings and Passbook                          15,513           540         4.64           1,705          33         2.58
   Certificates of deposit                      150,315         6,324         5.61          84,595       3,699         5.83
   Borrowings                                    39,852         1,829         6.12          19,097         775         5.41
                                              ---------      --------        -----        --------     -------       ------
 Total interest-bearing liabilities           $ 208,930       $ 8,787         5.61%       $108,957     $ 4,559         5.58%
                                              ---------      --------                     --------     -------

Excess of interest-earning assets over
  interest-bearing liabilities                $   6,394                                   $  4,738
                                              =========                                   ========

Net interest income                                           $ 6,126                                  $ 4,307
                                                              =======                                  =======

Net interest rate spread                                                      3.63%                                    4.82%
                                                                            ======                                   ======

Net interest margin                                                           3.79%                                    5.06%
                                                                            ======                                   ======
Average earning assets to average
  interest bearing liabilities                                              103.06%                                  104.35%
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



(in Thousands)
                                              September 30, 1999 vs September 30, 1998

                                                       Increase or Decrease
                                                         Due to Changes in
                                                   ------------------------------
                                                                                           Total
                                                     Average            Average           Increase
                                                      Volume              Rate           (Decrease)
                                                    ---------          ---------         ----------
Variance in interest income on:
   Interest-earning assets:
     Loans                                             $ 5,767           $ (2,263)          $ 3,504
     Securities                                          2,056                541             2,597
     Interest-earning deposits and other                   117               (171)              (54)
                                                       -------           --------           -------
        Total interest-earning assets                  $ 7,939           $ (1,892)          $ 6,047
                                                       -------           --------           -------

Interest-bearing liabilities:
   Deposits:
     Savings & Passbook                                    $ 6                $ 4              $ 10
     NOW Accounts                                           (9)                41                32
     Money Market accounts                                 267                240               507
     Certificates of Deposit                             2,874               (249)            2,625
   Borrowings                                              842                212             1,054
                                                       -------           --------           -------
        Total interest-bearing liabilities             $ 3,980              $ 248           $ 4,228
                                                       -------           --------           -------

Changes in net interest income                         $ 3,960           $ (2,141)          $ 1,819
                                                       =======           ========           =======



PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors the provision for loan losses was $825,000 during the three months ended September 30, 1999. The allowance for loan losses as a percentage of loans outstanding was 1.04% at September 30, 1999, compared to 1.02% at December 31, 1998 and 0.93% at September 30, 1998. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. The Bank had charge-offs of $43,000 and recoveries of $24,000 on loans during the nine months ended September 30, 1999 compared to $43,000 of charge-offs for the nine months ended September 30, 1998.

NONINTEREST INCOME

Noninterest income increased $1.6 million to $2.0 million for the nine months ended September 30, 1999. Gain on sales of loans, with principal balances of $5.0 million and sold with servicing released, increased $1.4 million, and income on bank owned life insurance increased $88,000 during the period. These increases were offset by the brokerage operations net earnings decreasing $68,000 during the comparable time periods. The brokerage operation results reflect the costs associated with the launch of the on-line trading line of business www.usaforce.com.

Noninterest income increased $1.3 million to $1.5 million for the three months ended September 30, 1999. Gain on sales of loans, with principal balances of $4.5 million and sold with servicing released, increased $1.3 million and income on bank owned life insurance increased $22,000 during the period. These increases were offset by the brokerage operations net earnings decreasing $167,000 during the comparable time periods. The brokerage operation results reflect the costs associated with the launch of the on-line trading line of business www.usaforce.com.

NONINTEREST EXPENSE

Other noninterest expense increased $4.0 million to $6.4 million, for the nine months ended September 30, 1999. Compensation expense increased $1.2 million due to the hiring of 50 additional personnel. Occupancy expense increased due to the addition of one branch. Advertising expense increased $1.4 million due to a new marketing campaign for the www.usabancshares.com web site. Office expense, travel and entertainment, and other miscellaneous expenses increased as a result of the increased efforts to attract additional customers and travel expenses related to Internet strategic planning. Professional fees increased due to an increase in outside consulting and legal services provided during the nine months ended September 30, 1999.

Other noninterest expense increased $2.5 million to $3.5 million, for the three months ended September 30, 1999. Compensation expense increased $435,000 due to the hiring of 21 additional personnel. Advertising expense increased $1.3 million due to a new marketing campaign for www.usabancshares.com web site. Office expense, travel and entertainment, and other miscellaneous expenses increased as a result of the increased efforts to attract additional customers and travel expenses related to Internet strategic planning. Professional fees increased due to an increase in outside consulting and legal services provided during the three months ended September 30, 1999.

INCOME TAX EXPENSE

Income tax expense recorded for the nine months ended September 30, 1999 and 1998 was $279,000 and $747,000 or 43.6% and 38.8%, effective tax rate, respectively. The Company did not provide a tax provision for the second or third calendar quarter in 1999. The Company anticipates investing significant financial resources on its marketing program, technology initiatives and human resources on its Internet initiative that will result in an operating loss for calendar 1999 and 2000.

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) was $200.1 million at September 30, 1999 compared to $102.1 million at December 31, 1998. Loans receivable represented 58.9% of total assets as of September 30, 1999 compared to 61.8% at December 31, 1998. The following table summarizes the loan portfolio of the Bank by loan category and amount at September 30, 1999, compared to December 31, 1998:


(in Thousands)
                                                                September 30,                    December 31,
                                                          ----------------------           ----------------------
                                                           1999               %             1998               %
                                                          ------             ---           ------             ---
Real estate                                              $ 196,951            96.8%       $ 102,076           98.8%
Commercial and industrial                                    4,130             2.0              986            1.0
Consumer                                                     2,348             1.2              243            0.2
                                                         ---------          ------        ---------          -----
    Total loans, net of discount                         $ 203,429           100.0%       $ 103,305          100.0%
                                                         =========          ======        =========          =====

    Loans in process                                          (428)                               -
    Deferred loan fees                                        (198)                            (116)
    Allowance for loan losses                               (2,107)                          (1,051)
                                                         ---------                        ---------

    Net loans                                            $ 200,696                        $ 102,138
                                                         =========                        =========

At September 30, 1999 the Bank's net discounted loan portfolio amounted to $141.3 million or 69.5% of total loans net of discount. These loans have a face value of $147.1 million, reflecting a discount of $5.8 million or 3.9%. At December 31, 1998 the Bank's net discounted loan portfolio amounted to $51.7 million or 50.0% of the total loans net of discount. These loans had a face value of $57.0 million, reflecting a discount of $5.3 million or 9.3% as of September 30, 1999. The Bank has identified $2.1 million and $538,000 of discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans at September 30, 1999 and December 31, 1998, respectively.

On September 30, 1999, the net book value of nonaccrual loans was approximately $1.5 million compared to $1.8 million at December 31, 1998. At September 30, 1999 the allowance for loan losses to non-performing loans, net of discount was 143.3% compared to 53.7% at December 31, 1998. The Banks allowance for loan losses and purchased discount to total loans was 3.8% and 5.9% at September
30, 1999 and December 31, 1998, respectively.

The amount of troubled debt restructured loans totaled $1.8 million as of September 30, 1999 compared to zero at December 31, 1998. The Bank will recognize income on nonaccrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan sufficient to cover the outstanding obligation to the Bank.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended September 30, 1999, compared to December 31, 1998:


(in Thousands)


                                         Nine months          Twelve months
                                     ended September 30,    ended December 31,
                                             1999                 1998
                                     -------------------    ------------------
Balance at beginning of period               $1,051             $  568
  Provision for loan losses                   1,075                510
  Charge-offs                                   (43)               (43)
  Recoveries                                     24                 16
                                            -------             ------
Balance at September 30, 1998                $2,107             $1,051
                                            =======             ======


INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at September 30, 1999, and December 31, 1998, respectively, for each major category of the Bank's investment securities:



(in Thousands)
                                                                September 30, 1999
                                         -------------------------------------------------------------
                                                              Gross           Gross        Approximate
                                         Amortized         Unrealized       Unrealized        Fair
                                            Cost              Gains           Losses          Value
                                         ----------        ----------       ----------     -----------
Available-for-Sale
U.S. Government and agency
  securities                               $  3,409            $  -         $    (68)        $  3,341
Mortgage-backed securities                    9,283               -             (329)           8,954
Corporate securities                         17,446               7             (219)          17,234
Trust preferred securities                    6,798              13             (294)           6,517
Other Securities                              2,463              34             (303)           2,194
                                           --------            ----         --------         --------

Total Available-for-Sale                   $ 39,399            $ 54         $ (1,213)        $ 38,240
                                           ========            ====         ========         ========

Held-to-Maturity
U.S. Government and agency
  securities                               $  5,631            $ 20         $   (130)        $  5,521
Mortgage-backed securities                    6,966             260             (270)           6,956
Corporate obligations                        15,857              18           (1,028)          14,847
Trust preferred securities                   25,125             144           (1,274)          23,995
Municipal securities                          3,169               -             (184)           2,985
                                           --------            ----         --------         --------

Total Held-to-Maturity                     $ 56,748           $ 442         $ (2,886)        $ 54,304
                                           ========           =====         ========         ========


(in Thousands)
                                                                December 31, 1998
                                         -------------------------------------------------------------
                                                              Gross           Gross        Approximate
                                         Amortized         Unrealized       Unrealized        Fair
                                            Cost              Gains           Losses          Value
                                         ----------        ----------       ----------     -----------
Available-for-Sale
Mortgage-backed securities                  $ 2,628             $ -             $ (8)         $ 2,620
Corporate securities                          1,322              13              (89)           1,246
Trust preferred securities                   22,987             243             (605)          22,625
Other Securities                              1,957               -              (59)           1,898
                                           --------            ----          -------         --------

Total Available-for-Sale                   $ 28,894           $ 256           $ (761)        $ 28,389
                                           ========           =====          =======         ========

Held-to-Maturity
U.S. Government and agency
      securities                           $  1,201           $   1           $    -         $  1,202
Mortgage-backed securities                    5,650             104               (1)           5,753
Municipal securities                          3,166              69                -            3,235
Trust preferred securities                    2,313              65                -            2,378
Other Securities                              3,425              14              (56)           3,383
                                           --------            ----          -------         --------

Total Held-to-Maturity                     $ 15,755           $ 253           $  (57)        $ 15,951
                                           ========           =====          =======         ========




LIQUIDITY

The Company's primary sources of funds are customer deposits, non-retail certificates of deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 138.4% to $272.7 million at September 30, 1999, compared to $114.4 million as of December 31, 1998. The Bank has made a concerted effort to attract deposits in the market area served by the Bank through competitive pricing of its retail deposit products. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio.




(in Thousands)


                                                   September 30, 1999              December 31, 1998
                                                -------------------------      ------------------------
                                                 Amount          Percent         Amount        Percent
                                                --------        ---------       ---------     ---------
Demand                                           $ 2,712            0.99%       $ 1,439           1.26%
NOW                                                1,996            0.73            846           0.74
Money Market                                         658            0.24          2,345           2.05
Savings and Passbook                              25,423            9.33          5,281           4.62
Time                                             241,884           88.71        104,476          91.33
                                                --------          ------       --------         ------
                                                $272,673          100.00%      $114,387         100.00%
                                                ========          ======       ========         ======


The following table summarizes the maturity composition of certificates of deposit at September 30, 1999, compared to December 31, 1998:



(in Thousands)


                                                  September 30, 1999              December 31, 1998
                                               -------------------------      -------------------------
Within one year                                 $144,815           59.87%       $47,067          45.05%
Over one year through two years                   59,837           24.74         28,399          27.18
Over two years through three years                15,243            6.30         14,769          14.14
Over three years through five years               20,844            8.62         13,333          12.76
Over five years through ten years                  1,145            0.47            908           0.87
                                                --------          ------        -------         ------
                                                $241,884          100.00%      $104,476         100.00%
                                                ========          ======       ========         ======


Borrowings remained constant at $30.0 million for September 30, 1999 and December 31, 1998. The Bank has five outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $5.0 million, $5.0 million, $5.0 million, and $10.0 million, respectively. These five credit facilities have interest rates of 5.47%, 5.63%, 5.14%, 4.84%, and 5.37%, and conversion dates of June 15, 2000, June 15, 2003,
December 15, 1999, September 30, 2003, and April 7, 2000, respectively. The Bank has available to borrow from the FHLB an additional $13.8 million, if so desired. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary sanctions by regulators that, if undertaken, could have a material effect on the financial statements of the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets. Liabilities and certain off-balance sheet items are calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about component, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted Assets (as defined) and of Tier I capital (as defined) to average assets (as defined). At September 30, 1999, the Company and the Bank meet all capital adequacy requirements to which they are subject.

At September 30, 1999, the Bank's actual and required minimum capital ratios were as follows:


                                                                                                                      To be well
For the Bank:                                                                                                      Capitalized under
-------------                                                                    For Capital                       Prompt Corrective
(in Thousands)                                                                 Adequacy Purposes                   Action Provisions
As of September 30, 1999                    Amount            Ratio           Amount        Ratio       Amount           Ratio
------------------------                   --------          -------         --------      -------     --------    -----------------
  Total Capital
    (to Risk Weighted Assets)               $ 30,136           10.4%         $ 23,206        8.0%       $ 29,007           10.0%
  Tier I Capital
    (to Risk Weighted Assets)                 28,029            9.7            11,603        4.0          17,404            6.0
  Tier I Capital
    (to Average Assets)                       28,029           13.9             8,077        4.0          10,097            5.0

As of December 31, 1998:
------------------------
  Total Capital
    (to Risk Weighted Assets)               $ 13,930           11.2%          $ 9,987        8.0%       $ 12,483           10.0%
  Tier I Capital
    (to Risk Weighted Assets)                 12,879           10.3             4,994        4.0           7,490            6.0
  Tier I Capital
    (to Average Assets)                       12,879            8.5             6,068        4.0           7,585            5.0



On September 30, 1999 the Company issued 1,400,000 common shares in a public offering. The shares were sold at $6.75 providing the Company with $8.1 million of net proceeds.

On March 9, 1999, the Company issued $10.0 million of 9.5% junior subordinated debentures to USA Capital Trust I, a Delaware business trust, in which the Company owns all of the common equity. The trust issued $10.0 million of trust preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in 2029. The trust preferred securities are Tier I eligible except, in accordance with Federal Reserve Board regulations, the Company is limited to recognizing $4.5 million as Tier I capital, such that no more than 25% percent of Tier I capital is comprised of trust preferred securities. The Company has invested $6.0 million of the proceeds in vBank.

At September 30, 1999, the Company's actual and required minimum capital ratios were as follows:


For the Company:
----------------                                                                       For Capital
(in Thousands)                                                                       Adequacy Purposes
As of September 30, 1999                           Amount            Ratio          Amount         Ratio
------------------------                          --------          -------        --------       -------
  Total Capital
    (to Risk Weighted Assets)                      $ 34,238           11.7%         $ 23,414        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                        29,532           10.1            11,707        4.0
  Tier I Capital
    (to Average Assets)                              29,532            9.7            12,181        4.0

As of December 31, 1998:
------------------------
  Total Capital
    (to Risk Weighted Assets)                      $ 15,566           12.1%         $ 10,317        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                        13,782           10.7             5,159        4.0
  Tier I Capital
    (to Average Assets)                              13,782            8.7             6,319        4.0



PART II

Item 1. Legal Proceedings
        -----------------

Information called for by this item regarding the Company's legal proceedings is incorporated herein by reference to the section entitled "Business - Legal Proceedings" in the Company's Registration Statement on Form SB-2 (No. 333-83041), as amended, effective September 30, 1999.

Item 2. Changes in Securities
        ---------------------

On March 9, 1999, USA Capital Trust I, a Delaware business trust established by the Company (the "Trust"), sold $10,000,000 in liquidation amount of 9.50% Capital Securities, representing preferred beneficial interests in the assets of the Trust, to a limited number of qualified institutional buyers and institutional accredited investors in a private placement pursuant to Rule 144 and Rule 506 of Regulation D promulgated under the Securities Act of 1933. Sandler O'Neill & Partners, L.P. received a fee of $350,000 for its services as placement agent in the transaction. The Trust contemporaneously sold $310,000 in liquidation amount of Common Securities of the Trust to the Company. The Trust used the proceeds of the offering of the Capital Securities and the Common Securities to purchase 9.50% junior subordinated deferrable interest debentures issued by the Company in the principal amount of $10,310,000 (the "Junior Subordinated Debentures"). The Trust will pay semi-annual distributions to the holders of Capital Securities in amounts equal to the interest payments made by the Company with respect to the Junior Subordinated Debentures. The obligations of the Trust to pay distributions on the Capital Securities and the Common Securities have been fully and unconditionally guaranteed by the Company, to the extent that the Trust has funds available for distribution.

On July 21, 1999, the Company granted Earthlink Network, Inc., ("Earthlink") 120,000 warrants to purchase Class A common shares of USABancShares.com, Inc. These warrants carry a strike price of $12.00. Eighty thousand of these warrants can be exercised on or after July 22, 2000, with the remaining forty thousand being exercisable on or after July 22, 2001. These securities were issued in reliance on the exemptions from registration under the Securities Act provided in Section 4(2) or under Regulation D promulgated under the Securities Act. The securities were issued to a single purchaser who the Company believes is an "accredited investor" and has the knowledge and experience to evaluate the merits and risks of the purchase.

On August 18, 1999, the Company has granted Systemax, Inc., (Systemax) 10,000 warrants to purchase Class A common shares of USABancShares.com, Inc. These warrants carry a strike price of $9.875 and will expire on August 17, 2001. In addition, the Company agreed to grant Systemax, upon certain conditions, warrants to purchase an additional 30,000 shares of its common stock at a per share exercise price equal to the closing market bid price on the day prior to the grant. These securities were issued in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") provided in Section 4(2) or under Regulation D promulgated under the Securities Act. The securities were issued to a single purchaser who the Company believes is an "accredited investor" and has the knowledge and experience to evaluate the merits and risks of the purchase.

Item 3. Defaults Upon Senior Securities
        -------------------------------

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Not Applicable.

Item 5. Other Information
        -----------------

Not Applicable

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

        (A)    Exhibits

               The following exhibits are filed as part of this report. Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B.



Exhibit No.    Description
-----------    -----------
3.1            Amended and Restated Articles of Incorporation of USABancShares.com*
3.1.1          Articles of Amendment to the Amended and Restated Articles of Incorporation of USABancShares.com dated as of
               May 13, 1999+
3.1.2          Articles of Amendment to the Amended and Restated Articles of Incorporation of USABancShares.com dated as of
               August 24, 1999+
3.1.3          Articles of Amendment to the Amended and Restated Articles of Incorporation of USABancShares.com dated as of
               September 9, 1999+
3.2            Bylaws of USABancShares*
4.1            Indenture of USABancShares.com, Inc. relating to the Junior Subordinated Debentures**
4.2            Form of Certificate of Exchange Junior Subordinated Debenture**
4.3            Form of Certificate of Original Junior Subordinated Debenture**
4.4            Certificate of Trust of USA Capital Trust I**
4.5            Amended and Restated Declaration of Trust of USA Capital Trust I**
4.6            Form of Common Security**
4.7            Form of Exchange Capital Security Certificate**
4.8            Form of Certificate of Original Capital Security**
4.9            Form of Exchange Guarantee of USABancShares.com, Inc. relating to the Exchange Capital Securities**
10             Registration Rights Agreement among USABancShares.com, Inc., USA Capital Trust I and Sandler O'Neill &
               Partners, L.P.**
10.1           Stock Option Plan, as amended and restated+
10.2           Employee Stock Purchase Plan*****
10.3           Employee Savings Plan*****
10.4           Employment agreement between USABancShares.com and Kenneth L. Tepper+
10.5           Employment agreement between USABancShares.com and Brian M. Hartline+
10.6           Employment agreement between USABancShares.com and Craig J. Scher+
10.7           Agreement by and between Kenneth L. Tepper and USABancShares.com dated January 2, 1998**
10.8           Warrant Agreement between USABancShares.com and Sandler O'Neill & Partners, L.P. dated February 13, 1998**
10.9           Registration Rights Agreement between USABancShares.com and certain shareholders dated February 13, 1998**
10.10          Indenture of USABancShares relating to the Junior Subordinated Debentures****
10.11          Registration Rights Agreement among USABancShares.com, USA Capital Trust I and Sandler O'Neill & Partners, L.P. as
               representative of the investors****
10.12          Agreement by and between Earthlink Network, Inc., Earthlink Operations, Inc. and USABancShares.com effective as of
               July 21, 1999+++
10.13          Agreement by and between USABancShares.com and Systemax, Inc. dated August 18, 1999+++




11             Computation of Per Share Earnings (Included in Financial Statements on Page 9 of this report)
23.1           Consent of Grant Thornton LLP
27             Financial Data Schedule


--------------
*         Incorporated  by  reference  from the  Registration  Statement  on Form SB-2 of  USABancShares.com,  as  amended,
          Registration No. 33-92506.
**        Incorporated by reference from the Registration Statement on Form S-4 of USABancShares.com filed on May 12, 1999.
***       Incorporated by reference from USABancShares.com's Annual Report on Form 10-KSB for the fiscal year ended December
          31, 1998.
****      Incorporated by reference from the Registration Statement on Form S-4 of USABancShares.com, Registration No. 333-78348.
*****     Incorporated by reference from the Registration Statement on Form S-8 of USABancShares.com, Registration No. 333-841351.
+         Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, Registration No. 333-83041.
++        Confidential Materials deleted and filed separately with the Securities and Exchange Commission.


     (B)  Reports on Form 8-K

          Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                USABancShares.com, Inc.


Date: November 15, 1999         By: /s/  Kenneth L. Tepper
                                    -------------------------------
                                    Kenneth L. Tepper,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: November 15, 1999         By: /s/  Brian M. Hartline
                                    ------------------------------------
                                    Brian M. Hartline,
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)