Form 10KSB
period 1999-12-31
USABANCSHARES COM INC
filed 2000-03-31
CIK 945532

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

     (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the transition period from___________ to ___________

    Commission file number 000-27244
                           ---------

                             USABANCSHARES.COM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Pennsylvania                            23-2806495
---------------------------------------     ---------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

    1535 Locust Street, Philadelphia, PA                  19102
----------------------------------------    ---------------------------
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

YES  __X__  NO ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Issuer's revenues for its most recent fiscal year were $23.6 million.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 29, 2000 was $46.0 million, based on the average of the closing bid and asked prices of the Registrant's Class A common stock as reported by the Nasdaq National Capital Market.

         As of March 29, 2000 the Issuer had outstanding shares of 5,490,284 Class A common stock and 10,000 shares of Class B common stock (which are convertible into 216,460 shares of Class A Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be utilized in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                             USABANCSHARES.COM, INC.

                                   Form 10-KSB

                                      INDEX


                                                                            Page
                                                                            ----
PART I

Item 1.    Description of Business.............................................2

Item 2.    Description of Property............................................34

Item 3.    Legal Proceedings..................................................35

Item 4.    Submission of Matters to a Vote of Security Holders................35

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........35

           Selected Financial and Other Data..................................37

Item 6.    Management's Discussion and Analysis...............................38

           Risk Factors.......................................................45

Item 7.    Financial Statements...............................................54

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................54

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Act................................................54

           Section 16(a) of the Exchange Act..................................54

Item 10.   Executive Compensation.............................................54

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....54

Item 12.   Certain Relationships and Related Transactions.....................54

Item 13.   Exhibits, List and Reports on Form 8-K.............................54

Financial Statements and Report of Independent Certified Public Accountants..F-1

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

         o    new services and products offered by competitors.

                                     Part I
General

Item 1.  Description of Business

         USABancShares.com, Inc. was the first "dot com" bank holding company in the country. Management is committed to have USABancShares.com evolve into a fully functional Internet bank dedicated to becoming a leading provider of financial products and services over the Internet. We believe the financial services industry has one of the highest degrees of functionality over the Internet. We will strive to provide the ultimate application for Internet users through our website, www.usabancshares.com, and website affiliates (b2banc.com, CDenergy, worldchange, and usaTV.) We have created the first ever real time broadband financial services solution, in addition to our dynamic Hypertext Mark-up Language, ("HTML") site. Our broadband site combines our dynamic banking platform with an entertaining on-line experience that we believe no other financial-based site provides. With the release of our wireless application for Personal Digital Assistants ("PDAs") and cellular phones, USABancShares.com now offers our customers a convenient, secure, cost-efficient and user-friendly medium for financial products and services that can be accessed from virtually anywhere. We have established and are continuing to pursue strategic alliances and marketing programs with leading Internet entities to attract new USABancShares.com customers. We currently offer on-line interest-bearing checking accounts, statement savings accounts, certificates of deposit, electronic bill payment services, overdraft protection, ATM and debit cards, mortgage loans, retail loan products, credit cards, and on-line brokerage services through our website. In addition to offering banking products and services, our site offers portal applications such as live news feeds and stock quotes, as well as links to other sites. Our website also features news and commentary at usaTV, a streaming media application which offers customers and users a unique opportunity to learn more about USABancShares.com,Inc. via live and on-demand streaming video and audio. In January 2000 we launched b2banc.com in order to facilitate e-commerce transactions seamlessly to our business customers and members of business-to-business portals that b2banc.com is serving.

         We intend to capitalize on the increasing consumer and business use of the Internet by aggressively marketing our Internet banking platforms on a national basis. While our origin is in Philadelphia as a traditional "brick and mortar" bank, we believe we can provide financial services more efficiently and economically to customers nationally through the Internet, wireless technology and other electronic forms. Our customers are able to conduct banking activities from any location, access their account data, and get information about USABancShares.com products and services 24-hours-a-day, seven days a week.

Internet Industry Background

         Overview. The Internet enables millions of people worldwide to access news and information, communicate with each other and conduct business electronically. International Data Corporation reports that the number of worldwide Internet users is projected to grow from approximately 150 million in 1998 to approximately 300 million in 2000 and over 700 million users by 2005. The U.S. market currently accounts for over 50% of worldwide usage with over 80 million users, and is expected to grow to over 200 million users by 2005.

         Improvements in broadband and wireless technology are allowing more and more users to access the Internet whenever and wherever they so choose. As the broadband infrastructure grows, more users will be able to access the Internet with high-speed DSL and cable-modem connections. Jupiter Research projects that U.S. households with broadband service will grow from 3.3 million in 1999 to over 17 million households in 2004. Wireless usage is growing even faster as cellular phone and PDA manufacturers continue to offer more web-enabled devices at lower prices. Jupiter projects that more than 91 million web-enabled cell-phones and handheld devices will be in use by 2003, up from only 6 million in 1999.

        The Internet has become a global marketplace for buying and selling goods and services. Gartner Group's Dataquest forecasts that total worldwide business-to-consumer ("B2C") e-commerce will grow from an estimated $31 billion in 1999 to over $320 billion by 2003, with the U.S. accounting for nearly half at $147 billion. Growth projections for business-to-business ("B2B") e-commerce are even greater, as Dataquest projects $4 trillion in online procurement by 2003, up from $145 billion in 1999.

         With the emergence of the Internet as a globally accessible, fully interactive medium, many companies that have traditionally conducted business in person, through the mail, or over the telephone are increasingly using electronic commerce. Many consumers are showing strong preferences for transacting certain types of business, such as paying bills, booking airline tickets, trading securities and purchasing consumer products electronically rather than in person or over the telephone. Individuals can now conduct these transactions virtually anywhere at any time. Many consumers have accepted and even welcomed on-line transactions because such transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary.

         In addition to its use as a general commercial medium, the Internet has rapidly emerged as an accepted means of providing financial services. Many companies are increasingly offering a variety of financial services, including credit cards, brokerage services, insurance products and banking services via the Internet, and finance-related websites continue to grow in popularity.

Electronic and Wireless Banking Services.

         The increasing level of consumer and business interest to perform financial transactions over the Internet has prompted the development of several electronic and wireless banking delivery systems. The two types of electronic banking currently available are PC-based home banking and Internet banking. Additionally, wireless technologies have evolved for use on cellular phones and PDAs such as the Palm Pilot.

     o PC-based Home Banking. PC-based home banking was the first form of Home Banking. PC Banking requires PC-based financial services software products such as Intuit's Quicken, Microsoft's Money or a bank's proprietary software. Each product carries its own set of instructions that the customer must learn before commencing any banking transactions. The software resides on the customer's PC along with his or her account data and requires a dial-up modem and manual downloading. Limitations to such technology require the customer to conduct banking transactions from the PC containing their software and account data. Customers generally must back up their account data at frequent intervals to counteract the risk of losing data. Because the customer must connect with the financial institution via modem and download his or her account data, real-time transactions are not generally possible.

     o Internet Banking. Unlike PC-based home banking, Internet banking requires only a secure Web browser for access to the Internet and the financial institution. Internet banking requires no particular software and does not restrict the customer's operations to the location of his or her own PC. Instead, the customer accesses the financial institution through the Internet and deposits or transfers funds, pays bills, or transacts other business on a real-time basis. Account data remains stored on the bank's secure server at all times, protected by technology designed specifically to safeguard such information. No downloading or back up is required, as the bank's server backs up all data and transactions on a continuous basis. With Internet banking, the information presented to the customer remains current at all times. Customers who use personal financial software, such as Quicken, retain the option to download transactions for financial or tax planning purposes.

Wireless Banking.

           Wireless banking allows users to access their account anywhere they may be without the need of a computer. Wireless banking allows even more flexibility by introducing true mobile computing and access to financial information. Web-enabled PDAs and cell phones allow users to transact business while away from any sort of physical network connection. Wireless security is crucial to the acceptance of devices for processing financial transactions over the airwaves; double and triple encryption algorithms have been implemented to provide the level of security needed on these devices. One limitation of such units is the smaller screen size that reduces the amount of data that can be presented. This limitation is far less critical for on-line financial services than for other web usage that is very content-heavy. New developments in the field of wireless devices continues to increase the flexibility and power of these units. Wireless devices should continue to penetrate the market at a growing rate as the technology improves, attracting more users that seek enhanced functionality.

The use of electronic banking delivery systems, and particularly Internet banking, is growing as consumers find that electronic banking is both convenient and cost-effective. According to Gomez Advisors, the number of Americans banking on-line will grow from an estimated 11 million in 1999 to over 48 million in 2003. Gomez further indicates that over half of all web-banking customers are active customers - banking online at least once a month, and have high average incomes and substantial financial services needs.

Demographic surveys indicate that Internet users represent an ideal target market for Internet banking. Studies by Jupiter Communications revealed that, in the United States, approximately 49% of Internet users are college graduates and that approximately 30% are engaged in professional or managerial occupations. The survey also indicated that the median age of Internet users is 33, that approximately 61% of Internet users are under the age of 45 and that the average annual income of an Internet user is over $60,000. When looking at the demographics of Internet users engaging in e-commerce transactions, the average annual income exceeds $80,000 and over 80% of users are under the age of 45.

The attractive demographics of Internet users facilitate the growth of Internet banking. Internet users tend to be young and mobile and thus comfortable with and receptive to the convenience of on-line commercial transactions. We believe that as Internet users enter their prime earnings and savings years, there will be an increased demand for high-yielding savings products. Additionally, Internet users tend to be professionals with limited amounts of discretionary time and are attracted to the convenience of "one-stop shopping" for a full range of financial services.

Strategy

           Our strategic objective is to become a financial service leader through electronic and wireless medium. Our objective will be achieved by diligently creating brand awareness, maintaining our competitive edge on new technologies, form strategic alliances that will provide customer access to our site and provide our user an experience beyond financial services.

     o Pursuing strategic alliances and customer incentive programs. We have strategic marketing agreements with several leading Internet entities which provide us access to customers of established Internet companies. We also have strategic alliances with other Internet entities that provide hardware and software, which give us access to customers at the "point of sale." Specifically, we have formed strategic alliances with
       (i) Earthlink, the second largest Internet service provider, under a two-year agreement by which its subscribers (currently 3.1 million) will have direct access to a co-branded USABancShares.com, site providing both on-line banking and brokerage services; (ii) UltraStar under a one-year agreement by which its brand specific ISP's such as www.yankees.com, www.orioles.com and www.davidbowie.com will promote and offer exclusive on-line banking and brokerage services by USABancShares.com Inc. We have also entered into agreements with Systemax and eMachine which give USABancShares.com the exclusive right to be on 900,000 desktop interfaces; (shipped in the first and second quarter of 2000) via a hotlinked icon on 300,000 Systemax computers and a keyboard button located on 600,000 eMachine computers. Per our agreement USABancShares.com will have the ability to continue shipping on these computers, if we so desire. Under our agreements, bounties are generally payable by us for the first year of point of sale advertising. We intend to continue to actively pursue additional strategic alliances, implement several innovative customer acquisition and retention programs designed for new and existing USABancShares.com customers and co-brand these programs with select USABancShares.com partners.

     o Expanding our national marketing campaign. We intend to continue to expand our brand awareness through our national marketing campaign. This campaign includes Internet advertising through portals such as Yahoo! and Excite, television campaigns on networks such as CNBC and MSNBC, sponsorship of nationally televised special events on networks such as VH-1, radio advertising, and newspaper and magazine advertising in national publications such as the Wall Street Journal, New York Times and Fast Company.

     o Establishing the USABancShares.com website as a leading and comprehensive source for financial services on the Internet. We have created our Internet banking platforms to allow our customers to choose between platforms using either HTML or Macromedia's innovative "Flash" generator technology. We were certified to begin offering our Internet banking and brokerage products and services through the HTML website on July 15, 1999, and we expect to begin offering products and services through the "Flash" website in the second quarter of 2000. We believe the "Flash" platform will significantly enhance our customers' experience on our website and differentiate us from other Internet banks. Additionally, because our "Flash" platform was developed in anticipation of the greater bandwidth that is now widely available, we will be able to deliver our services at the speed expected by today's on-line user. We believe www.usabancshares.com, broadband interface will attract users who demand not only efficient and convenient financial services, but entertaining content as well. We intend to attract customers by:

     o Offering a broad selection of financial products and services. We provide the convenience of "one-stop shopping" to consumers. We currently offer on-line interest-bearing checking accounts, statement savings accounts, certificates of deposit, electronic bill payment services, overdraft protection, debit cards, mortgage loans and retail loans, and credit cards. USACapital, Inc., ("USACapital"), our wholly owned subsidiary, offers on-line trading, real-time quotes, low commissions and direct access to funds held on deposit with vBank our wholly owned subsidiary. Through b2banc.com we offer a full array of commercial business products highlighted by b2banc.com's cash management services, business checking, saving certificates of deposit, analysis checking accounts, as well as business term loans, business leasing facilities and business working capital lines of credit. We intend to continue to develop innovative financial products such as CDEnergy.com, the first live auction site for FDIC-insured certificates of deposit. Although most of our products are offered by us directly, some of our products, such as our credit cards and mortgage loans, are offered through partners such as Low Cost Loans. We anticipate expanding our product offerings in the future through strategic partnerships with other companies to include various types of consumer loans and insurance products.

     o Offering attractive interest rates and low or no fees. We expect our operating costs will be generally lower than those of traditional "brick and mortar" banks because we will not require a traditional branch network to generate deposits and conduct operations. We intend to pass our savings in operating costs on to our customers by offering attractive interest rates and low or no fees.

     o Offering superior service, convenience and ease of access. As with our traditional banking operations, we will continually seek ways to enhance customer satisfaction. For example, unlike many other banks, we offer services such as electronic bill payment and ATM cards without imposing service charges. Our customers are able to access account data and information regarding products and services and conduct banking activities 24-hours-a-day. Our customers can also reach our customer service representatives 24-hours-a-day by telephone or e-mail.

     o Offering interesting and entertaining content through a real-time interactive medium. Our website was designed to be utilized by Internet users who are attracted to the innovative features contained on our website and not just by persons who are solely interested in executing financial transactions. In addition to a wide array of financial products and services, we offer live news feeds, news and commentary and links to other sites on the Internet.

     o Offering advanced security measures. Through the use of sophisticated technology, we are able to provide security measures to our customers that we believe to be among the most advanced security measures currently available in the Internet banking industry. See "Security."

     o Generating sponsorship and advertising revenues. We intend to establish advertising relationships by offering advertising opportunities to leading brand marketers and merchants in traffic intensive areas of the USABancShares.com, network. These merchants will receive exposure through banner advertising combined with promotional offers in exchange for which we will collect a fee based on various arrangements such as cost per click for each new visit to the third-party website made through our network, and/or a share of revenues from each sale to USABancShares.com, users.

     o Expanding our Lending Efforts. Since our acquisition of vBank in November 1995, we have pursued an aggressive growth strategy, characterized by purchases of pools of performing loans primarily at a discount secured by single-family residential, multi-family residential and commercial properties. Our net loan portfolio has grown from $7.0 million at December 31, 1995 to $197.6 million at December 31, 1999. With our launch of b2banc.com we will continue to expand our product line to cater to the small to mid-size commercial business on b2banc.com portals as well as direct customers of the bank that prefer banking on-line.

Products and Services

         Deposit Products and Services. We offer a variety of deposit products at attractive interest rates in order to build our customer base. We are able to offer attractive interest rates as a result of our low operating costs. We also seek to attract retail customers by offering convenient services such as free electronic bill payment, and ATM/debit cards. Our on-line deposit products and services include:

     o Deposit Products. We offer an interest-bearing checking account, a statement savings account and several fixed term certificates of deposit.

     o Bill Payment Service. Through services provided by Electronic Data Systems ("EDS"), customers can pay their bills on-line through electronic funds transfer or a written draft prepared and sent to the creditor. We do not charge a fee for this service.

     o Overdraft Protection. If a customer has both an interest checking account and a statement savings account, we will automatically establish overdraft protection between those accounts.

     o ATM/Debit Cards. Each customer automatically receives a debit card when he or she opens an account with vBank. We do not charge our own fee for ATM usage, but fees are generally imposed by the operator of the ATM. vBank will reimburse ATM surcharges incurred at facilities charging $2.00 or less per transaction for up to five ATM transactions per monthly statement cycle. Debit cards carry the MasterCard logo.

     o For our business customers we offer PC-based and on-line cash management services, as well as a full array of commercial business accounts and services such as analysis accounts, zero balance accounts, account reconciliation, and retirement plans.

         Lending Programs. To generate fee income and provide a convenient service to our customers, we offer on-line loans and credit cards as described below.

     o Retail Loans. Our website enables customers to obtain interest rate quotes and apply for retail loans on-line. Retail loans include residential mortgage and consumer loans. We have an agreement with Low Cost Loans, whereby we act as a loan originator on behalf of Low Cost Loans.

     o Credit Cards. We offer our customers Visa credit cards issued for no annual fee. We are paid a fee for each cardholder referred through our website. Customers can apply for these credit cards on-line.

     o Commercial Loans. Through b2banc.com we offer a full array of Commercial and Commercial Real Estate loan products. Products range from, capital lines of credit, corporate credit cards, commercial term loans, leasing products and commercial real estate.

         Non-banking Financial Services. To serve as a single convenient source for the financial services needs of Internet users and to generate additional non-interest income, we offer non-banking financial services designed to attract and retain customers. These services include on-line trading through USACapital, Inc., our wholly owned broker-dealer subsidiary. Customers can purchase securities without writing checks to their brokers, as trading fees are automatically deducted from their checking or money market accounts with vBank. Investment proceeds are automatically deposited into the customer's deposit account with vBank. We provide customers 24-hour on-line access, real-time quotes, low commissions and a professional brokerage staff.

         Future Products and Services. To generate additional interest and fee income and enhance customer convenience, in the future we plan to introduce a variety of new products and services. Future products and services may include insurance products, commercial and consumer lending, on-line bond trading services, installment loans, business equipment leasing, timely search and retrieval services through our website and various other products and services.

Marketing and Strategic Alliances

           Our marketing strategy is aimed at making USABancShares.com, Inc. a leading brand in the Internet financial services market. Our marketing strategy is designed to increase our customer base by using both on-line and off-line advertising. New initiatives will include print advertisements in publications aimed at our target customers and potential strategic partners, direct mail marketing, co-branded credit cards and other strategic partnerships with Internet financial services providers. We realize that our new marketing strategy will require a significant investment of resources and a commitment to pursue new marketing relationships. We recently hired a director of marketing and we plan to hire additional marketing/business development staff. We believe that a significant increase in our investment in marketing initiatives will enable us to increase our name recognition and grow our network user base on a national scale.

         We are developing strategic alliances and partnerships with several top-performing and customer-based Internet sites. Additionally, as described below, we are developing several innovative customer incentive programs. These strategic relationships and customer incentive programs will be a key factor in promoting and branding our core products and services.

     o Reaching Internet Service Provider ("ISP") Customers. We have entered into agreements with several ISPs giving us the ability to market USABancShares.com services directly to the ISP customers. In July 1999, we entered into a two-year agreement with EarthLink, the second largest ISP, pursuant to which we will provide EarthLink's subscribers (in excess of 3.1 million) access to a USABancShares.com/EarthLink co-branded website that promotes and exclusively offers our on-line financial products and services. Under this agreement, we will pay EarthLink promotion fees and a set fee for each customer generated under the agreement. The per-customer fees will be credited against the promotion fees until the promotion fees are completely offset, at which time we will pay per-customer fees in cash. In connection with this agreement, we granted EarthLink 120,000 warrants to purchase our common stock at an exercise price of $12.00 per share which vest over a three-year period. This agreement allows us to provide interactive, on-line banking services to EarthLink members as the default on-line financial services provider in select areas, such as the EarthLink Personal Start Page and the EarthLink Finance Channel Jump Page, of the EarthLink network. In September 1999, we entered into an annual agreement with UltraStar whereby UltraStar's brand specific ISP's will promote and offer exclusive on-line banking and brokerage services by USABancShares.com. We will pay UltraStar a set fee for each customer who uses our on-line banking services. These ISPs will include, among others, www.davidbowie.com, www.yankees.com and www.orioles.com.

     o In September 1999, we entered into a one-year agreement with Systemax where we will be the exclusive financial service provider to the purchasers of 300,000 nationally distributed personal computers through an icon on the personal computer desktop interface containing a direct link to our website. In addition, Systemax will ship our marketing materials to their purchasers in the packaging with the personal computers. Systemax will also market USABancShares.com through their website, globally distributed direct mail catalog, mass e-mail newsletter promotions, television advertisements and infomercials on the Home Shopping Network and co-branded marketing campaigns. Under this agreement, we will pay a fee for every customer based upon the average deposit or loan. We will also pay a fee for every computer shipped with our direct linked icon on the computer desktop. In connection with this agreement, we granted Systemax warrants to purchase up to 40,000 shares of our common stock. Systemax may exercise 10,000 of the warrants at any time prior to August 19, 2001 at an exercise price of $10.00 per share. Systemax may exercise the remaining 30,000 warrants upon certain conditions being met at an exercise price equal to the closing market bid price on the day prior to the day the conditions are fulfilled by Systemax.

         In November 1999, we entered into an agreement with eMachines where we will be the exclusive financial service provider to the purchasers of two million nationally distributed personal computers through a hard coded button placed on the keyboard which provides a direct link to the USABancShares.com website. eMachines will also market USABancShares.com through marketing materials which accompanies each eMachine, direct mail and televised home shopping programs featuring the eMachine. We will pay a fixed fee per unit shipped as well as a fee based upon customer conversion rates.


Operations

         Customers are able to access USABancShares.com through any Internet service provider by means of an acceptable secure web browser and through Internet accessible phone services and PDA's. When customers access USABancShares.com's service menu, they are able to open a new account, review the status of an existing account or engage in a transaction. To open a new account, the customer completes the on-line enrollment form, prints the signature card, signs it and mails it to us. Customers are able to make deposits into an open account via direct deposit programs, by transferring funds between accounts at vBank, by wire transfer, by mail or in person at our principal executive offices. Customers also have the ability to make withdrawals and access their accounts at ATMs that are affiliated with the MAC, Cirrus, Honor and NYCE networks, which we believe provides added customer convenience. Customers are able to apply for loans, review account activity, pay bills electronically, conduct brokerage transactions, receive statements by mail and print bank statement reports from any PC with a secure Web browser, regardless of its location.

           We have negotiated relationships with a select group of service providers who not only provide us with significant quality, security, reliability, performance and marketing capabilities, but also play an integral role in implementing our Internet banking strategy. Because we outsource our principal operational functions to experienced third party service providers that have the capacity to process a high volume of transactions, we believe we will be able to respond easily to growth. Moreover, we intend to preserve a degree of flexibility that will enable us to assess and evaluate our product offerings and delivery structure on an ongoing basis and to incorporate other alliance opportunities as they present themselves. Should any of these relationships terminate however, we believe we will be able to secure the required services from an alternative source without material interruption of our operations. Our principal service providers are described below.

     o Aurum Technology Inc., formerly EDS-Miser Division. We receive core systems processing services, such as deposit accounting and year end processing services, from Aurum Technology. Aurum's Miser III system interfaces with EDS' secure Internet servers which verifies customer passwords and identification. Miser III also operates our ATM/debit card management systems.

     o EDS. EDS licenses its Internet-based Electronic Banking System and electronic bill paying services, provided through CheckFree, to us. EDS provides operational support and hosting services for our Internet banking and bill payment applications. Specifically, EDS provides a secure website and software that performs services relating to our infrastructure and other electronic banking services. EDS provides the interface necessary to link our servers with those used by Aurum Technology and CheckFree. EDS also provides software maintenance and consulting services as needed.

Security

         Our ability to provide our customers with secure financial services over the Internet is of paramount importance. We will continually evaluate the Internet systems, services and software used in our operations to ensure that they meet the highest standards of security. The following are among the security measures that we have in place for our Internet banking operations:

     o Encrypted Transactions. All banking transactions and Internet communications are encrypted so that sensitive information is not transmitted over the Internet in a form that can be read or easily deciphered. Encryption of Internet communications is accomplished through the use of the Secure Sockets Layer ("SSL") technology. SSL is the standard for encryption on the Internet and is currently used by Netscape's Navigator (Version 3.03 or higher) and Microsoft's Internet Explorer (Version 3.02 or higher). Messages between the web application server and EDS-Miser system will use encrypted pins using EDS encryption, which is described in "Isolated Bank Server" below.

     o Secure Logon. To eliminate the possibility that a third party may download vBank's or a customer's password file, user identification and passwords are not stored on the Internet or the Web server. Furthermore, passwords are strings of six to eight alphanumeric characters, which makes the chance that a password can be randomly guessed less than one in one trillion.

     o Isolated Bank Server. The computer used to provide our operational services cannot be accessed directly through the Internet. It is on a private connection, or intranet, that provides two-way communication between the isolated bank server and the EDS Internet server. Consequently, an Internet user cannot directly access the computer that actually provides our services. All banking services are routed from the EDS application server through a firewall. The firewall is a combined software and hardware product that precisely defines, controls and limits the access to "internal" computers from "outside" computers across a network. Use of this firewall means that only authenticated bank customers or administrators may send or receive transactions through it, and the firewall itself is believed to be immune to penetration from the network. The firewall is thus a mechanism used to protect the vBank server from the freely accessible Internet. Furthermore, all messages sent or received between the EDS application server and the vBank server are carried on a proprietary internal EDS network and employ DES encryption to increase security. Finally user passwords are additionally protected using Atalla's hardware based encryption techniques. DES is a symmetric key algorithm and is highly secure because it is not susceptible to standard cipher-text attacks. Thus, even if a perpetrator were able to route a message to the vBank server through the firewall, the message could not be encrypted in a way that would be considered valid by the server. As a result, the vBank server would reject the message.

     o Authenticated Session Integrity. An authenticated user is any user who signs onto our website with a valid user ID and password. Although we expect the vast majority of authenticated users to be legitimate bank customers, the vBank server is programmed to limit exposure to an authenticated user who is attempting to defraud vBank. If the authenticated user alters the URL (the command or request that is sent from the browser to the server) in any way in an attempt to gain access to other users' accounts, the EDS server immediately detects that the session integrity variables have been violated. The EDS server will immediately stop the session and record the attempt in a log so that our staff can investigate.

     o Physical Security. All servers and network computers reside in Plano, Texas and Rochelle Park, New Jersey in secure EDS facilities. Currently, computer operations supporting our Internet access are based in Plano, Texas. Only employees with proper photographic identification may enter the primary building, which is monitored by guards at multiple levels 24-hours-per-day, 7-days-per-week. The computer operations are located in a secure area, with admission only by key card. Key cards are restricted to a specific group of employees. Access to the web server console requires further password identification, which provides only limited access to the system based on the role assigned to that password by the security administrator.

     o Secure Modem Access. A private leased line that is not accessible from the public network connects vBank server and EDS' web application server. A dial-up maintenance port also permits access to the vBank server. The modem that provides the only access to this port is specially protected and is only enabled on an as-needed basis to a restricted group of employees.

     o Service Continuity. EDS and EDS-Miser each provide a fully redundant network with no single point of failure. The vBank server is also "mirrored" so that hardware failures or software bugs should cause no more than a few minutes of service outage. "Mirroring" means that the various servers are backed up continuously so that all data is stored in two physical locations. This network and server redundancy ensures that access to vBank will be reliable. However, if customers are not able to access vBank over the Internet, customers will retain access to their funds through several means, including paper checks, ATM cards and customer service.

     o Monitoring. All customer transactions on the vBank server in EDS produce one or more entries into transactional logs. We and EDS recognize that it is critical to monitor these logs for unusual or fraudulent activity. As mentioned previously, any attempt by an authenticated user to modify the command or request that is sent from the browser to the server will be logged. Additionally, all financial transactions will be logged. Our personnel will review these logs regularly, and any abnormal or unusual activity will be noted and we, EDS or both will take appropriate action. Ultimately, vigilant monitoring is the best defense against fraud.

     o Security Assessment and Detection. EDS uses a service to simulate attacks on the networks and systems to fortify the security features before the system is breached. The system also has a feature that detects and stops any unauthorized activity, whether from an internal or external source. This feature can record the origin, type, destination, and time of the attack and make this information immediately available to a monitor.

         The preceding security measures are designed to ensure that our Internet bank is set up in a secure manner. However, over the long term, the security of our Internet bank depends upon the procedures and standards used for administration of the Internet site. EDS is required to obtain SAS 70 certification from a national accounting firm. This is a certification by independent auditors that EDS's computer systems are being managed and operated in a manner consistent with accepted practices. EDS has received this certification.

         We believe the risk of fraud presented by Internet banking is not materially different from the risk of fraud inherent in any banking relationship. We believe the three principal reasons for a breach in bank security are: (1) misappropriation from the user of the user's account number or password, (2) penetration of the bank's server by an outside "hacker" and (3) fraud committed by an employee of the bank or one of its service providers. Both traditional banks and Internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe we have reduced our vulnerability to the first two types of fraud. To counteract fraud by employees, associates and consultants, we have established internal procedures and policies designed to ensure that, as in any bank, proper control and supervision is exercised over employees, associates and consultants. We will also counteract all types of fraud through daily examination of our transactional logs. In addition, we intend to provide, at no cost to the depositor, $10,000 insurance coverage from Travelers Property Casualty to protect the customer from any loss due to the unauthorized use of a depositor's accounts and access to our Internet banking system.

Lending Activities

         Since our acquisition of vBank in November 1995, we have aggressively grown our loan portfolio through the acquisition of loan pools at a discount and through loan originations. We intend to continue to expand our small business community banking presence through b2banc.com nationally and through vBank loan officers originating loans for small to mid-size business located in the Philadelphia marketplace. We intend to emphasize the origination of commercial real estate and commercial business loans, which generally carry higher yields than traditional single-family residential loans. Although we intend to continue to originate single-family residential and consumer loans, retail loans will not be emphasized and they will be offered primarily as an accommodation to our customers. Single-family residential loans originated through our website will be originated through our alliance partner, Low Cost Loans. We intend to fund our increased lending activities in part with deposit growth we expect to achieve from our Internet banking operations.

         Loan Portfolio. The principal components of our loan portfolio are real estate loans, commercial real estate, and residential one-to-four family mortgage loans, and to a much lesser extent, commercial business loans and home equity loans, passbook and other consumer loans. At December 31, 1999 our total loans receivable, net, amounted to $197.6 million, which represented 61.1% of our total assets at that date.

         The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio as of the dates indicated.

                                                              December 31,                    December 31,
                                                    -------------------------------   ------------------------------
(in Thousands)                                               1999            %           1998               %
                                                    -------------------------------   ------------------------------
Real Estate:
   1-4 family residential properties                      $ 31,729         15.9%       $ 33,287            32.2%
   Commercial real estate                                  143,428         71.7          66,351            64.2
   Multifamily residential properties                        7,726          3.9           1,446             1.4
Construction                                                 9,467          4.7             992             1.0
Commercial and industrial                                    4,688          2.3             986             1.0
Consumer                                                     2,967          1.5             243             0.2
                                                         ---------        -----       ---------           -----
    Total loans, net of discount                         $ 200,005        100.0%      $ 103,305           100.0%
                                                         =========        =====       =========           =====
    Deferred loan fees                                        (267)                        (116)
    Allowance for loan losses                               (2,115)                      (1,051)
                                                         ---------                    ---------
    Net loans                                            $ 197,623                    $ 102,138
                                                         =========                    =========

         Loan Maturity. The following table sets forth the maturity or period of repricing of our loan portfolio at December 31, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due. The following table does not include the effect of future principal prepayments.

                                           Within 1         1-3            3-5          5-15          Beyond
                                             Year          Years          Years         Years        15 Years         Total
                                         -------------  ------------   ------------  ------------   ------------   -----------
(in Thousands)

1-4 family residential properties             $ 5,216       $ 5,986        $ 7,756       $ 5,747        $ 7,024       $ 31,729
Commercial real estate                        106,146        24,529          8,603         3,035          1,115        143,428
Multifamily residential properties                  -           483          5,795         1,448              -          7,726
Construction                                      959         2,978          3,530         2,000              -          9,467
Commercial and industrial                       2,932           947             59           750              -          4,688
Consumer                                          565           969            657           776              -          2,967
                                         -------------  ------------   ------------  ------------   ------------   ------------
  Total loans receivable                    $ 115,818      $ 35,892       $ 26,400      $ 13,756        $ 8,139      $ 200,005
                                         =============  ============   ============  ============   ============   ============

         Origination, Purchase and Sale of Loans. Our lending activities are subject to the underwriting policies and loan origination and purchase procedures established by the board of directors and management. Loan originations are derived from a number of sources, such as existing customers, our loan officers, borrowers, builders, attorneys, walk-in customers and correspondent lenders. Upon receiving a loan application, we obtain a credit report and employment verification to verify specific information relating to the applicant's employment, income and credit standing. In the case of a real estate loan, an appraiser approved by us appraises the real estate intended to collateralize the proposed loan. An underwriter checks the loan application file for accuracy and completeness, and verifies the information provided. If the appraisal and credit information generally comply with our underwriting guidelines, the loan is approved by the board of directors. We have not delegated to any of our loan officers approval authority and all loan originations are required to be approved by the board of directors. However, to accommodate vBank's future growth, the board of directors is considering implementing a committee system to approve loans. Such committee would approve loans based on the board of directors' approved loan underwriting policies. Loans in excess of $1.0 million would still require approval by the full board of directors. For multi-family residential and commercial real estate loans, we require that the borrower provide operating statements, pro forma cash flow statements and, if applicable, rent rolls. In addition, we review the borrower's credit standing and expertise in owning and managing the type of property that will collateralize the loan. Fire and casualty insurance, and in certain cases, flood insurance, are required on the property serving as collateral at the time the loan is made and throughout the term of the loan.

         Our internal originations consist primarily of multi-family residential and commercial real estate loans, which we intend to continue to emphasize. In addition, although commercial business loans have historically not been a major line of business for us, we intend to increase our emphasis on small business commercial loan originations. Although we will and do originate single-family residential and consumer loans, such originations have historically been made as an accommodation to our customers and we generally do not emphasize such loans.

         Since December 1995, we have been supplementing our originations with purchases of loan pools at a discount. Such purchases have been the primary factor in our substantial growth since 1995. Prior to 1997, we acquired loans at a discount, generally from the FDIC and the Resolution Trust Corporation, primarily in auctions of pools of loans acquired by such agencies from the large number of financial institutions which had failed during the late 1980s and early 1990s. Although governmental agencies, such as the FDIC, continue to be a potential source of loans, in recent periods we have obtained discounted loans primarily from various private sector sellers, such as banks, savings institutions, mortgage companies and insurance companies which generally were seeking to eliminate a loan or a category of loans from their portfolio.

         At December 31, 1999 our net discounted loan portfolio amounted to $121.3 million or 37.5% of our total assets. These loans had a face value of $126.9 million, reflecting a discount of $5.5 million or 4.3%. At December 31, 1999, approximately 18% and 82% of the discounted loan portfolio was secured by residential and commercial properties, respectively.

         Substantially all of the loans we purchase at a discount were performing in accordance with their terms at the time of purchase. We have developed and maintain a proprietary model to determine what we believe to be the appropriate purchase price to be paid for a discounted loan pool. The discount is determined based on objective and subjective criteria. The objective criteria includes geographic location, loan-to-value ratio, collateral type, past payment performance, and the term and structure of the loan. The subjective criteria relies on senior management's substantial experience with respect to the acquisition and management of discounted real estate loans.

         Real estate loans generally are acquired in pools, although multi-family residential and commercial real estate loans may be acquired individually. These pools generally are acquired in auctions or competitive bid circumstances in which we face substantial competition. Although many of our competitors have access to greater capital and have other advantages, we believe we have a competitive advantage relative to many of our competitors as a result of our experience in acquiring and managing loans purchased at a discount and the strategic relationships and contacts we have developed in connection with these activities.

         Prior to making an offer to purchase a portfolio of loans, we conduct an extensive investigation and evaluation of the loans in the portfolio. Evaluations of potential loans are conducted primarily by our senior management who specialize in the analysis of such loans. Our employees may use third parties to assist them in conducting an evaluation of the value of the collateral property as well as to assist them in the evaluation and verification of information and the gathering of other information not previously made available by the potential seller.

         Although we focus on acquiring loans in the Mid-Atlantic region, we have acquired loans secured by real estate located in a number of other states including Minnesota, Florida and California. We believe that the relatively broad geographic distribution of our discounted loan portfolio reduces the risks associated with concentrating such loans in limited geographic areas and that due to our expertise and our policies and procedures, the geographic diversity of our discounted loan portfolio does not place greater burdens on our ability to administer and, if applicable, service such loans. The table below provides a geographic analysis of the loan portfolio by state.

           As of December 31, 1999

             Principal Balance         Number of
 State         (in Thousands)            Loans
-------      -----------------       ------------
   AL             $       9               2
   AZ                 3,852              10
   CA                12,436              58
   CO                   954               3
   CT                 6,786              51
   DC                   946               1
   DE                    92              10
   FL                12,342              67
   GA                   199               6
   IL                    40               4
   IN                    35               1
   LA                    33               1
   MA                 2,353              47
   MD                 4,872              15
   KS                     5               1
   MN                12,768              18
   NC                    95               2
   NH                   533               9
   NJ                38,109             212
   NY                12,563              43
   OH                 2,585               4
   OR                   929               5
   PA                74,836             452
   RI                 4,283               4
   SC                    11               1
   TX                 1,049              16
   UT                   283              13
   VA                 5,519              14
   VT                    31               1
   WA                 1,457               4
                  ---------           -----
                  $ 200,005           1,075
                  =========           =====

         We expect loan originations to also be derived from our website in the future. We have an agreement with Low Cost Loans whereby vBank acts as a loan originator on behalf of Low Cost Loans with respect to retail loans, including single-family residential and home equity loans.

         One-to-Four Family Residential Mortgage Lending. At December 31, 1999 vBank had $31.7 million loans outstanding secured by one-to-four family residental mortgages. We are not an active originator of single-family residential loans and such loans have generally been originated as an accommodation to our customers. These loans are generally made to borrowers who, because of the size of the loan, prior credit problems, the absence of a credit history or other factors, are unable to qualify as borrowers for a single-family residential loan under Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines ("conforming loans"). As a result, these loans are not eligible for resale in the secondary mortgage market. Loans to non-conforming borrowers are perceived by our management as being advantageous to us because they generally have higher interest rates and origination and servicing fees, and generally have lower loan-to-value ratios.

         Through the banks website www.usabancshares.com, we offer retail loans to our network users. In this capacity we are considered a loan originator and pass the loan applications on to our third party vendor Low Cost Loans, who will process the loans and close the loans if the credit passes Low Cost Loans underwriting standards. Low Cost Loans offers a full array of adjustable, balloon and fixed rate one-to-four family mortgage loans, in each case with terms typically ranging from 15 to 30 years.

         Substantially all of our one-to-four family residential loans have been acquired through loan purchases. A majority of these loans are located outside of the greater Delaware Valley. Although our purchased single-family residential loans carry a variety of terms, the majority of such loans have loan-to-value ratios of 80% or below and carry fixed rates of interest. We generally attempt to acquire the servicing rights with respect to purchased single-family residential loans, which includes collecting and remitting loan payments, inspecting the properties and making required insurance and tax payments on behalf of the borrowers. In the past we purchased loans where the seller retained the servicing rights. At December 31, 1999, we held in our portfolio approximately $10.2 million of loans which were being serviced by others and $16.1 million were being serviced by the lead bank of the loan which vBank is participating in.

         One-to-four family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that our one-to-four family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of our mortgage loans has decreased significantly due to the unprecedented volume of refinancing activity. Accordingly, estimates of the average length of time that one-to-four family loans may remain outstanding cannot be made with any degree of accuracy.

         We are permitted under applicable law to lend up to 100% of the appraised value of the real property securing a residential loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, we are required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the secured property. Pursuant to underwriting guidelines adopted by the board of directors, we will generally only lend up to 80% of the appraised value of the property securing a single-family residential loan.

         Construction and Land Development Lending. We will originate loans for the construction of single-family residential properties. Such loans may be made to individuals or builders. Although we do not expect to emphasize construction lending in the near term, at December 31, 1999 we had $9.5 million of gross construction loans with $9.0 million of construction loans outstanding. In 1998, we acquired a land development loan which on December 31, 1999 had a loan outstanding balance of $558,000 and is classified as non-performing. In February 2000 vBank signed a forbearance agreement to sell this property, which is to close within 60 days of signing the forbearance agreement.

         Commercial Real Estate and Multi-family Residential Real Estate Lending. Our lending activities currently emphasize the origination and acquisition of loans secured by existing commercial and multi-family residential properties. As of December 31, 1999, a majority of our real estate loan portfolio consisted of loans secured by commercial and multi-family residential properties. We have generally targeted higher quality, smaller multi-family residential and commercial real estate loans with principal balances up to $3.0 million. vBank's legal lending limit is $4.2 million at December 31, 1999. At December 31, 1999 we had $143.4 million of commercial real estate loans and $7.7 million of multi-family residential loans outstanding.

         Our multi-family residential loans are secured by multi-family properties of five units or more, while our commercial real estate loans are secured primarily by industrial, warehouse and self-storage properties, office buildings, office and industrial condominiums, retail space, strip shopping centers and mixed-used commercial properties. At December 31, 1999 we had $143.4 million loans outstanding secured by commercial real estate, 35.6% in Pennsylvania and 3.7% in New Jersey.

         All of the properties securing our multi-family residential and commercial real estate loans were located in the greater Delaware Valley. We will originate multi-family residential and commercial real estate loans for terms of up to 25 years. Some of these loans contain call or repayment option features within three to seven years after origination. We will originate such loans on both a fixed-rate or adjustable-rate basis, with the latter based on an applicable prime rate. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is generally 80%. Though historically vBank has originated and acquired loans with lower debt coverage ratios, as part of the criteria for underwriting multi-family residential and commercial real estate loans, vBank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 1.25 to 1.0 on originated loans and at least 1.15 to 1.0 on acquired loans. We generally seek additional protection, such as secondary collateral and personal guarantees from the principals of the borrowers, to mitigate any weaknesses identified in the underwriting process.

         Loans collateralized by multi-family residential and commercial real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multi-family real estate is typically dependent upon the successful operation of the related property. If the cash flow from the project is reduced, the borrower's ability to repay the loan can become impaired. At December 31, 1999, $74,000 of our commercial real estate loans were classified as non-performing.

         Commercial Business Loans. We originate commercial business loans consisting primarily of lines of credit and term loans secured by equipment and accounts receivable. At December 31, 1999, commercial business loans totaled $4.7 million, or 2.3%, of our total loan portfolio. In addition, all of our commercial business loans which are secured by real estate have been classified as commercial real estate loans. Currently, we are placing greater emphasis on the origination of commercial business loans. We recently hired two loan officers with extensive commercial lending experience. Commercial business loans generally have shorter terms and higher interest rates than mortgage loans because of the type and nature of the collateral. At December 31, 1999, none of our commercial business loans were classified as non-performing.

         Consumer Loans. We originate consumer loans consisting primarily of loans secured by deposit accounts and marketable securities, and home improvement, personal and automobile loans. At December 31, 1999, consumer loans totaled $3.0 million or 1.5%, of our total loan portfolio. We are not an active originator of consumer loans. vBank has offered consumer loans as accommodations to our existing customers.

         Consumer loans are offered primarily on a fixed-rate basis with maturities generally less than ten years. Consumer loans entail greater credit risk than do residential mortgage loans but have smaller balances and tend to have higher interest rates.

           USABancShares.com through an affiliation with Low Cost Loans, offers a full array of consumer loans, including Home Equity Loans, Installment loans and Lines of Credit.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using the interest method over the contractual life of the loan. Fees deferred are recognized as income immediately upon prepayment of the related loan. At December 31, 1999, we had $267,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, the principal repayments on such loans, and competitive conditions in the real estate market that reflect the demand and availability of money. In addition to loan origination fees, we also receive loan fees and service charges that consist primarily of deposit transaction account service charges and late charges.

         Loans to One Borrower. Current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments). At December 31, 1999, our regulatory limit on loans to one borrower was $4.2 million. Our five largest loans or groups of loans to one borrower, including related entities, aggregated approximately $3.0 million each. All five of these loans or loan concentrations were secured by multi-family residential, commercial real estate or marketable securities and were performing in accordance with their terms at December 31, 1999.

Asset Quality

         Collection Procedures. Our collection procedures provide that when a loan is 16 days past due, a computer generated late charge notice is sent to the borrower requesting payment of the amount due under the loan, plus a late charge. If such delinquency continues, on the first day of the next month, a delinquent notice is mailed advising the borrower of the violation of the terms of the loan. We attempt to contact borrowers whose loans are more than 30 days past due. If such attempts are unsuccessful, we will engage counsel to facilitate the collection process. A delinquent loan report is presented to the board of directors on a monthly basis for their review. Historically, we have instituted legal action on loans 90 days past due. It is sometimes necessary and desirable to arrange special repayment schedules with borrowers to prevent foreclosure or filing for bankruptcy. In such cases, we prepare a schedule pursuant to discussions with the borrower and such schedule is reviewed by the board of directors.

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

         Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is deemed Other Real Estate ("ORE") until such time as it is sold. When ORE is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed or obtained by management and any subsequent decline in fair market value is charged to operations. We had no ORE as of December 31, 1999, and $66,000 as of December 31, 1998.

         The following table sets forth information with respect to our delinquent loans at December 31, 1999.

                                                Balance       Number
                                              -----------    -------
(in Thousands)
Residential real estate:
  Loans 30 to 89 days delinquent                 $   301         11
  Loans 90 or more days delinquent                   634         17
                                                 -------    -------
     Total                                           935         28

Commercial real estate:
  Loans 30 to 89 days delinquent                     365          4
  Loans 90 or more days delinquent (1)               632          2
                                                 -------    -------
     Total                                           997          6

Commercial business loans:
  Loans 30 to 89 days delinquent                       8          1
  Loans 90 or more days delinquent                     -          -
                                                 -------    -------
     Total                                             8          1
                                                 -------    -------
Total delinquent loans                           $ 1,940         35
                                                 =======    =======

-----------------------------------------
(1) Includes a land development loan for $558,000 that is classified in the Construction and land development portfolio.

         The following table presents information on our non-performing assets at the dates indicated:


                                                           December 31,
                                                      1999             1998
                                                     --------         -------
(in Thousands)
Non-accruing loans:
One to four family                                   $   634          $   666
Commercial real estate (1)                               632            1,138
Commercial business                                        -                -
                                                     -------          -------
     Total non-performing loans                      $ 1,266          $ 1,804

Accruing loans greater than 90 days delinquent             -              152
                                                     -------          -------
     Total non-performing loans                        1,266            1,956

Other real estate owned                                    -               66
                                                     -------          -------
     Total non-performing assets                     $ 1,266          $ 2,022
                                                     =======          =======
Total non-performing loans, net of discount,
  as a percentage of total loans, net of
  discount                                              0.63%            1.89%
                                                     =======          =======
Total non-performing assets, net of discount,
  as a percentage of total assets, net of
  discount                                              0.39%            1.22%
                                                     =======          =======

-----------------------------------------
(1) Includes a land development loan for $558,000 that is classified in the Construction and land development portfolio.

         Classification of Assets. Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor and, to a lesser extent, the purchase discount associated with a specific loan. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 30-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss.

         The following table sets forth the aggregate amount of our special mention and classified assets at December 31, 1999:

    (in Thousands)

     Special mention ............................................       $  340
     Substandard ................................................        1,454
     Doubtful ...................................................           --
     Loss .......................................................           --
                                                                        ------
     Total special mention and classified assets ................       $1,794
     Other real estate owned ....................................           --
                                                                        ------
     Total special mention and classified assets, including other
       real estate ..............................................       $1,794
                                                                        ======

         Allowance for Loan Losses. Our policy is to provide for estimated losses on our loan portfolio based on management's evaluation of the probable losses that may be incurred. Our method of determining provisions for loan losses is based partially on the Pennsylvania Department of Banking's and the FDIC's Allowance for Loan and Lease Loss Guidelines, and partially on an in-house asset classification policy. The policy provides for the monthly evaluation of concentrations of credit, past loan experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of collateral, delinquencies and other factors.

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

         Based on the recommendation of management, the board of directors makes determinations as to any reserves and changes to the provision for loan losses and allowance for loan losses. Both general and specific loan loss allowances are charged against earnings; however, general loan loss allowances are added back to capital in computing total risk-based capital under Pennsylvania Department of Banking and FDIC regulations, subject to certain limitations.

         We will continue to monitor the allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as conditions indicate. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in the loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by the Pennsylvania Department of Banking and the FDIC as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the applicable regulator.

         The following table sets forth activity in our allowance for loan losses at or for the specified periods.

                                                                  At or for the Year Ended
                                                                         December 31,
                                                        ------------------------------------------
                                                            1999                           1998
                                                        -----------                    -----------
Total loans outstanding. ............................    $197,623                       $ 103,305
Average loans outstanding. ..........................     150,182                          78,797
Allowance balance (at beginning of period) ..........       1,051                             568
Provision for loan losses ...........................       1,175                             510
Charge-offs, net of recoveries ......................         111                              27
                                                         --------                        --------
Allowance balance (at end of period) ................    $  2,115                       $   1,051
                                                         ========                        ========
Allowance for loan losses as a percent of total
 loans, net of discount, at end of period ...........       1.06%                            1.02%
                                                         ========                        ========
Allowance for loan losses as a percent of total
 non-performing loans, net of discount, at
 end of period ......................................     167.06%                           53.72%
                                                         ========                        ========
Allowance for loan losses and purchase
 discount as a percentage of total loans ............        3.82%                           5.85%
                                                         ========                         =======
Net loans charged off as a percent of average
 loans outstanding. .................................        0.09%                           0.03%
                                                         ========                         =======

         The following tables set forth our percentage of allowance for loan losses to total allowance for loan losses and the percentage of loans to total loans in each of the categories listed at the dates indicated.

                                            At December 31, 1999                         At December 31, 1998
                               ------------------------------------------  ------------------------------------------
                                          Percentage of    Percentage of              Percentage of    Percentage of
                                            Allowance      Loans in Each                Allowance      Loans in Each
                                             to Total       Category to                  to Total       Category to
                                Amount      Allowance       Total Loans     Amount      Allowance       Total Loans
                               --------  ---------------  ---------------  --------  ---------------  ---------------
                                                                                     (Dollars in Thousands)
Balance of allowance
for loan losses at end of
 period applicable to:
Real estate .................   $1,990         94.1%      97.6%             $1,037         98.8%            98.8%
Commercial business .........      100          4.7        1.9                  11          1.0              1.0
Consumer ....................       25          1.2        0.5                   3          0.2              0.2
                                ------        -----       -----             ------        -----            -----
 Total ......................   $2,115        100.0%      100.0%            $1,051        100.0%           100.0%
                                ======        =====       =====             ======        =====            =====

Investment Activities

         Our securities portfolio is managed by our Chief Executive Officer and the Chief Financial Officer (the "Investment Officers") in accordance with a written investment policy of the board of directors which addresses strategies, types and levels of allowable investments.

         At December 31, 1999, our securities portfolio equaled $101.8 million, or 31.5% of our total assets. Our investment portfolio is comprised of trust preferred securities, mortgage-backed securities, U.S. government agency securities, corporate and municipal obligations and equity securities. At December 31, 1999, our trust preferred securities amounted to $36.0 million, corporate and municipal obligations amounted to $38.1 million, mortgage-backed securities amounted to $15.2 million, equity securities (consisting of common stock of a local financial institution, a self-service photocopy business, stock in our computer vendor and a financial institution managed fund) equaled $5.5 million, and U.S. government agency securities amounted to $7.0 million.

         We classify securities as either available for sale or held to maturity based upon our intent and ability to hold such securities. Securities available for sale include debt and equity securities that are held for an indefinite period of time and are not intended to be held to maturity. Securities available for sale include securities that we intend to use as part of our overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other factors related thereto. Securities available for sale are carried at fair value, and unrealized gains and losses (net of related tax effects) on such securities are excluded from earnings but are included in stockholders' equity. Upon realization, such gains and losses will be included in our earnings. Investment securities and mortgage-backed securities, other than those designated as available for sale, are comprised of debt securities that we have the affirmative intent and ability to hold to maturity. Securities held to maturity are carried at cost, and are adjusted for amortization of premiums and accretion of discounts over the estimated terms of the securities.

         We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. We have maintained a portfolio of liquid assets that exceeds regulatory requirements. Our Asset Liability Management Committee meets on a monthly basis to decide, based on market levels and conditions, current economic data, political and regulatory information, and internal needs, whether any alterations need to be made to our investment portfolio. Based on the parameters of our Investment Policy, we endeavor to diversify our holdings through the purchase of medium-term and long-term, fixed-rate and variable-rate instruments, which provide both an adequate return and moderate risk. The Investment Officers of USABancShares.com, Inc. make all investment decisions in accordance with the Investment Policy and Asset Liability Management Committee guidelines.

         Our securities portfolio composition is designed to provide a liquid portfolio yet maximize yield on a risk-adjusted basis. The process by which we decide to acquire debt instruments, trust preferred securities and corporate and municipal obligations are similar to that of underwriting a loan. We evaluate the potential credit risk associated with these types of investment instruments by becoming familiar with the institution, its earnings history, its ability to meet its debt obligation and, if possible, by meeting its management team. The trust preferred securities are fixed-rate long-term obligations with a weighted average yield of 9.09% as of December 31, 1999. The trust preferred securities are obligations of primarily non-rated financial institutions located throughout the United States, and thus there is a limited market in which to purchase and sell these securities. As long-term instruments, this portfolio is also subject to interest rate risk. If interest rates were to rise, these securities would lose value and require us to reflect a charge to our stockholders' equity.

         Our investments include mortgage-backed securities, which represent an interest in, or are collateralized by, pools of mortgage loans originated by private lenders that have been grouped by various governmental, government-related or private organizations. Mortgage-backed securities generally enhance the quality of our assets by virtue of the insurance or guarantees that back such securities, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations. Investments in mortgage-backed securities, however, may involve risks not present with mortgage loans. Specifically, mortgage-backed securities are subject to the risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. Like mortgage loans, there is also reinvestment risk associated with the cash flows from such securities in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. As interest rates increase, the value of such securities may decrease as mortgages with higher rates are refinanced. Our mortgage-backed securities are primarily pass-through securities, which provide us with payments consisting of both principal and interest as mortgage loans in the underlying mortgage pool are paid off by the borrowers. The average maturity of pass-through mortgage-backed securities varies with the maturities of the underlying mortgage instruments and with the occurrence of unscheduled prepayments of those mortgage instruments.

         The following tables present the book values and estimated market values at December 31, 1999 and December 31, 1998, respectively, for each major category of our investment securities.

                                                                December 31, 1999
                                       ---------------------------------------------------------------
(in Thousands)
                                                            Gross            Gross        Approximate
                                         Amortized        Unrealized       Unrealized         Fair
                                            Cost            Gains            Losses           Value
                                       ---------------  --------------   --------------  -------------
Available-for-Sale
U.S. Government and agency
         securities                        $  1,399           $   -         $    (51)        $  1,348
Mortgage-backed securities                    9,101               -             (457)           8,644
Corporate securities                         19,326               6             (311)          19,021
Trust preferred securities                    7,588               -             (608)           6,980
Other securities                              2,058               2             (575)           1,485
                                           --------           -----         --------         --------
Total Available-for-Sale                   $ 39,472           $   8         $ (2,002)        $ 37,478
                                           ========           =====         ========         ========
Held-to-Maturity
U.S. Government and agency
         securities                        $  5,694           $   -         $   (262)        $  5,432
Mortgage-backed securities                    6,514               8             (152)           6,370
Corporate obligations                        16,079               -           (1,355)          14,724
Trust preferred securities                   29,676             139           (3,595)          26,220
Municipal securities                          3,170               -             (321)           2,849
                                           --------           -----         --------         --------
Total Held-to-Maturity                     $ 61,133           $ 147         $ (5,685)        $ 55,595
                                           ========           =====         ========         ========

                                                                December 31, 1998
                                       ---------------------------------------------------------------
(in Thousands)
                                                            Gross            Gross        Approximate
                                         Amortized        Unrealized       Unrealized         Fair
                                            Cost            Gains            Losses           Value
                                       ---------------  --------------   --------------  -------------
Available-for-Sale
Mortgage-backed securities                  $ 2,628           $   -            $  (8)         $ 2,620
Corporate securities                          1,322              13              (89)           1,246
Trust preferred securities                   22,987             243             (605)          22,625
Other securities                              1,957               -              (59)           1,898
                                            -------           -----            -----          -------
Total Available-for-Sale                    $28,894           $ 256            $(761)          28,389
                                            =======           =====            =====          =======
Held-to-Maturity
U.S. Government and agency
         securities                         $ 1,201             $ 1            $   -          $ 1,202
Mortgage-backed securities                    5,650             104               (1)           5,753
Municipal securities                          3,166              69                -            3,235
Trust preferred securities                    2,313              65                -            2,378
Other securities                              3,425              14              (56)           3,383
                                            -------           -----            -----          -------
Total Held-to-Maturity                      $15,755           $ 253            $ (57)         $15,951
                                            =======           =====            =====          =======

         The following table shows the contractual maturity of our investment securities portfolio at December 31, 1999.

(in Thousands)                                           Available-for-Sale                             Held-to-Maturity
                                            --------------------------------------------   -----------------------------------------
                                                                             Weighted                                      Weighted
                                             Amortized      Approximate      Average        Amortized     Approximate      Average
                                                Cost        Fair Value        Yield           Cost         Fair Value       Yield
                                            -------------  --------------  -------------   ------------  ---------------  ----------
Due within one year                              $ 2,546         $ 2,487         11.86%        $   746          $   726       9.77%
Due after one year through five years             14,029          13,874           9.04          7,023            6,663      11.62
Due after five years through ten years             4,150           4,008           8.25         10,628            9,626      10.60
Due after ten years                                7,588           6,980           8.97         36,220           32,211       8.59
Mortgage-backed securities                         9,101           8,644           6.79          6,516            6,369       7.41
Equity Securities                                  2,058           1,485              -              -                -          -
                                                 -------         -------                       -------          -------
                                                 $39,472         $37,478                       $61,133          $55,595
                                                 =======         =======                       =======          =======

Sources of Funds

         General. Deposits are the major source of our funds for lending and other investment purposes. We expect our Internet banking operations to generate significant deposit growth. In addition to deposits, we derive funds from the scheduled payments as well as prepayment of loans, the maturity of investment securities and the sale of assets available for sale. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources or on a longer-term basis for general business purposes.

         Deposits. Consumer and commercial deposits have historically been attracted principally from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts, NOW accounts, passbook savings accounts, money market accounts, term certificate accounts and individual retirement accounts. We expect to attract deposits on a national basis through our Internet banking operations. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. Deposits have increased $234.2 million from $20.8 million at December 31, 1995 to $255.0 million at December 31, 1999. The largest area of increase occurred in certificates of deposit as we continued to rely primarily on non-retail certificates of deposits. At December 31, 1999 we had $224.9 million of certificates of deposit, $149.4 million of which were in excess of $100,000, of which $93.1 million mature within twelve months.

         We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity, and execute rate changes when deemed appropriate. We anticipate that the mix of deposits will shift toward transaction accounts as we expand our commercial line of business. We anticipate that the growth in deposits would be accomplished through aggressive marketing of our Internet banking operations and our virtual branch network in surrounding communities, competitive pricing of retail products and the ability to provide loan and deposit products to consumers and commercial businesses on a national level through our Internet banking operations and in the Mid-Atlantic region through our community banking franchise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         The following table sets forth the balance of each deposit type and the weighted average yield paid on each deposit type of vBank for the periods indicated.

(in Thousands)
                                      December 31, 1999                   December 31, 1998
                            -------------------------------------  ---------------------------------------
                              Amount       Percent      Yield        Amount        Percent       Yield
                            ------------  -----------------------  ------------   ------------------------
Demand                          $ 5,168       2.03%           -       $  1,439         1.26%            -
NOW                               4,692        1.84        3.92%           846         0.74          2.31%
Money Market                        973        0.38         4.36         2,345         2.05          4.41
Savings and Passbook             19,271        7.56         4.17         5,281         4.62          3.66
Time                            224,934       88.19         5.87       104,476        91.33          5.73
                               --------     -------                   --------       ------
                               $255,038      100.00%        5.58%     $114,387       100.00%         5.53%
                               ========     =======                   ========       ======

         At December 31, 1999, our time deposits had the following stated maturities.

          Maturity Period                                     Amount
          ---------------                                ---------------
                                                          (In Thousands)
          Within 12 months............................       $142,907
          Within 13 to 36 months .....................         60,856
          Beyond 36 months ...........................         21,171
                                                             --------
          Total ......................................       $224,934
                                                             ========

         The following table presents, by various rate categories, the amount of certificates of deposit outstanding at December 31, 1999.

                                       Outstanding
Certificate Rates:                        Amount
------------------                   ---------------
                                      (In Thousands)
  0 to 3.99% .....................       $     24
  4.00% to 5.99% .................        152,661
  6.00% to 7.99% .................         72,121
  Over 8.00% .....................            128
                                         --------
  Total ..........................       $224,934
                                         ========

         The following table summarizes the maturity composition of certificates of deposit with balances of $100,000 or more at December 31, 1999.

                                                     Balance        %
                                                    ---------   ---------
                                                    (Dollars in Thousands)
       Three months or less .....................   $ 26,496       17.74%
       Over three months to six months ..........     14,400        9.64
       Over six months to twelve months .........     52,201       34.95
       Over twelve months .......................     56,256       37.67
                                                     -------      ------
                                                    $149,353      100.00%
                                                     =======      ======

         Borrowings. If the need arises, we may rely upon advances from the FHLB and the Board of Governors of the Federal Reserve System discount window to supplement our supply of lendable funds and to meet deposit withdraw requirements. Advances from the FHLB typically are collateralized by our stock in the FHLB and a portion of our first mortgage loans. At December 31, 1999, we had approximately $43.8 million in borrowing capacity under a collateralized line of credit with the FHLB, of which $35.0 million had been drawn upon as of such date.

         The FHLB functions as a central reserve bank providing credit for vBank and other member savings and financial institutions. As a member, vBank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

         At December 31, 1999, we had five callable fixed-rate advances for $35.0 million from the FHLB. Of these callable advances, $15.0 million mature within five years, and $20.0 million mature between six and ten years with call options ranging from 4 months to 45 months. The interest rates on the callable advances range from 4.84% to 6.31%, with a weighted average interest rate of 5.61% at December 31, 1999.

         The following table sets forth certain information regarding our borrowed funds, which consist solely of the advances from the FHLB, at or for the periods ended on the dates indicated.

                                             At or for the
                                         Year Ended December 31,
                                        ---------------------------
                                            1999              1998
                                        ---------------------------
                                           (Dollars in Thousands)

FHLB advances:
 Maximum month-end balance ..........     $ 35,000       $ 31,000
 Balance at end of period ...........       35,000         30,000
 Average balance ....................       32,018         22,482
Weighted average interest rate on:
 Balance at end of period ...........        5.61%          5.30%
 Average balance for period .........        5.31%          5.29%

USACapital, Inc.

         USACapital, Inc., a registered broker-dealer with the National Association of Securities Dealers, Inc. is a Pennsylvania corporation wholly owned by USABancShares.com, Inc. USABancShares.com, Inc. acquired USACapital in April 1997 for a purchase price of $75,000, paid in shares of USABancShares.com, Inc. common stock. USACapital trades stocks, bonds, annuities, and other investment related products to the general public. In connection with our Internet banking operations, USACapital offers on-line trading, real time quotes, low commissions and direct access to funds held on deposit with vBank through USAForce.com.

         During the year ended December 31, 1999, USACapital increased its staff from eight persons to fifteen persons, which we believe will facilitate the growth of USACapital's business. The majority of the additional employees at USACapital are compensated on a commission basis, which will maintain a variable expense base related to performance. USACapital operates out of our corporate office and under the name USAForce.com.

USACredit, Inc.

         USACredit, Inc., ("USACredit"), our wholly owned subsidiary, is a Pennsylvania corporation engaged in business equipment leasing services. We have entered into an agreement with USACredit that allows our customers, many of whom are independent business owners or managers, to lease small business equipment through USACredit. Leases range in amounts from $5,000 to $500,000 and cover virtually all types of business equipment. USACredit will act as a broker and provide advice, comparison quotes and immediate equipment lease financing through a network of financial institutions.

         USACredit holds a 20% interest in USACredit Ventures LLC, a Delaware limited liability company in the business of purchasing judgements, deficiencies, and charge-offs, and pursuing collections on such claims. USACredit also provides on-line leasing arrangements for telecommunication equipment and office products.

USARealEstate, Inc.

        USARealEstate, Inc. is a Pennsylvania corporation that acquires and manages foreclosed real estate property from vBank for the purpose of eventual liquidation of the property.

USA Capital Trust I

        USA Capital Trust I is a Delaware statutory business trust with the exclusive purpose of issuing and selling trust securities and using the proceeds from the sale of the Trust securities to acquire the Junior Subordinated Debenture's issued by USABancShares.com, Inc. The sole asset of the Trust is the Junior Subordinated Debentures.

Personnel

         As of December 31, 1999, we had a total of 76 full-time and 2 part-time employees.

                 REGULATION OF USABANCSHARES.COM, INC. AND vBANK

         USABancShares.com, Inc. and vBank are extensively regulated under both federal and state law. From time to time, various new types of federal and state legislation have been proposed that could result in additional or diminished regulation of and restrictions on, or altered forms of supervision of, banks or bank holding companies. We cannot predict whether any such legislation will be adopted or how such legislation, if adopted, would affect USABancShares.com, Inc.'s business or vBank's business. As a consequence of the extensive regulation of commercial banking activities and financial institutions in the United States, the business and activities of USABancShares.com, Inc. and vBank are susceptible to changes in federal and state legislation which may affect the scope, nature and costs of such business and activities. The following description of statutory and regulatory provisions, which is not intended to be a complete description of these provisions or their effects on USABancShares.com, Inc. or vBank, is qualified in its entirety by reference to the particular statutory or regulatory provisions.

USABancShares.com, Inc.

         General. USABancShares.com, Inc. is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and USABancShares.com, Inc. is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. USABancShares.com, Inc. is required to file annually a report of its operations with, and is subject to examination by, the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Certain of these laws and regulations are described below.

         Bank Holding Company Act of 1956 Activities and Other Limitations. As a registered bank holding company, USABancShares.com, Inc.'s activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related or incidental to banking.

         With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve System before (i) acquiring substantially all of the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

         The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions discussed below, from acquiring the voting shares or assets of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the Bank Holding Company Act, the Board of Governors of the Federal Reserve System is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Board of Governors of the Federal Reserve System has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Board of Governors of the Federal Reserve System is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         The Board of Governors of the Federal Reserve System has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Control Act, together with regulations thereunder, require approval of the Board of Governors of the Federal Reserve System (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as USABancShares.com, Inc. Control is conclusively presumed to exist if any individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to corporations with securities registered under the Securities Exchange Act of 1934, as amended (such as USABancShares.com, Inc.), control will be presumed to exist if a person acquires at least 10% of any class of voting securities of the corporation.

         A registered bank holding company is generally required to give the Board of Governors of the Federal Reserve System prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of its consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation.

         Anti-Tying Restriction. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a bank holding company or its affiliates.

         Capital Adequacy Requirements. The Board of Governors of the Federal Reserve System has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Board of Governors of the Federal Reserve System capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount (4%) consisting of Tier 1 or core capital and up to one-half of that amount consisting of Tier 2 or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and, with certain exceptions, intangibles. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Under the risk-based capital guidelines, specific categories of assets and certain off-balance sheet assets such as letters of credit are assigned different risk weights to take into account different risk characteristics of the assets. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The risk weightings range from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital guidelines, the Board of Governors of the Federal Reserve System uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Total assets for this purpose does not include goodwill, certain mortgage and non-mortgage servicing assets, purchased credit card relationships and any other intangible assets and investments that the Board of Governors of the Federal Reserve System determines should be deducted from Tier 1 capital. Bank holding companies must maintain a minimum leverage ratio of at least 3%, although most organizations are expected to maintain leverage ratios that are 100 to 200 basis points above this minimum ratio.

         The risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy.

         As of December 31, 1999, USABancShares.com, Inc. was in compliance with the minimum regulatory capital requirements established by the Board of Governors of the Federal Reserve System.

         Financial Support of Affiliated Institutions. In accordance with established policy of the Board of Governors of the Federal Reserve System, USABancShares.com, Inc. will be expected to act as a source of financial strength to vBank and to commit resources to support vBank in circumstances when it might not do so absent such policy.

vBank

         General. vBank operates as a state-chartered savings bank incorporated under the Pennsylvania Banking Code and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC. These regulatory authorities regulate or monitor all areas of vBank's operations, including capital requirements, loans, interest rates, investments, borrowings, deposits, record keeping, security devices, issuances of securities, payment of dividends, interest rate risk management, acquisitions, mergers, establishment of branches, and corporate reorganizations. There are periodic examinations by the Pennsylvania Department of Banking and the FDIC to test vBank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the Congress could have a material adverse impact on USABancShares.com, Inc., and vBank, and their operations.

         Federal Deposit Insurance Corporation Assessments. The deposits of vBank are insured by the Bank Insurance Fund of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the Bank Insurance Fund. Under the FDIC's risk-based insurance system, Bank Insurance Fund-assessed deposits have been subject to premiums which have varied, depending upon the institution's capital position and other supervisory factors.

         The FDIC may terminate the deposit insurance of any insured depository institution, including vBank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC may also suspend deposit insurance temporarily prior to the hearing process for the permanent termination of insurance, if, among other things, the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. USABancShares.com, Inc. is not aware of any circumstances which would result in termination of vBank's deposit insurance.

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like vBank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Board of Governors of the Federal Reserve System regarding bank holding companies, as previously described.

         The FDIC's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

         The FDIC also requires that banks meet a risk-based capital standard. Risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8.0%, of which at least 4.0% shall be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 1999, vBank met each of its capital requirements.

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

         A bank may be subject to higher minimum requirements than those described above if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

         vBank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. As of December 31, 1999, vBank exceeded the Pennsylvania Department of Banking's capital guidelines.

         Prompt Corrective Action. In addition to the capital adequacy guidelines, the FDIC is required to take "prompt corrective action" with respect to any state-chartered bank which does not meet specified minimum capital requirements. Federal regulations applicable to financial institutions establish five capital levels: "well capitalized," "adequately capitalized," "undercapitalized," "severely undercapitalized" and "critically undercapitalized."

     o An institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

     o An institution is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of at least 4% and leverage capital ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution.

     o A bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines).

     o A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%.

     o A "critically undercapitalized" institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2%.

         Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be treated as if the institution were in the next lower capital category.

         Federal banking regulators are authorized to take "prompt corrective action" with respect to capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, federal law contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons (e.g., a holding company) if the institution would be undercapitalized after any such distribution or payment.

         As an institution's capital decreases, the powers of the federal regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have very limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

         Activities and Investments of Insured State-chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

         Pennsylvania Banking Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of vBank and its affairs. The Pennsylvania Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         One of the purposes of the Pennsylvania Banking Code is to provide banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Pennsylvania Department of Banking.

         The Pennsylvania Department of Banking generally examines each savings bank not less frequently than once every two years. Although the Pennsylvania Department of Banking may accept the examinations and reports of the FDIC in lieu of the Pennsylvania Department of Banking's examination, the present practice is for the Pennsylvania Department of Banking to conduct individual examinations. The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

         Restrictions on Payment of Dividends. Under the Federal Deposit Insurance Act, insured depository institutions such as vBank are prohibited from making capital distributions, including the payment of dividends, if, after making any such distribution, the institution would become "undercapitalized" (as such term is used in the statute). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Dividend payments by vBank are subject to the Pennsylvania Banking Code. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). As previously discussed, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of vBank to pay dividends. In addition, vBank's regulators have authority to prohibit us or vBank from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon our financial condition or the financial condition of vBank, could be deemed to constitute such an unsafe or unsound practice.

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

         Limitations on Transactions with Affiliates and Insiders. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. In a holding company context, the parent holding company of a bank (such as USABancShares.com, Inc.) and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Section 23A places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies.

         In addition, USABancShares.com, Inc. is subject to restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions, the federal regulatory authorities evaluate the record of such financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Regulations

          Internet and Electronic Commerce Activities. A number of legislative and regulatory proposals currently under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning the electronic commerce market and use of the Internet, including, but not limited to, on-line content, user privacy, taxation, access charges, liability or third-party activities and jurisdiction. Congress has held hearings on whether to regulate the electronic commerce market, while numerous states are considering adopting their own laws to regulate Internet banking. Moreover, the FDIC has proposed other guidelines governing Internet operations.

         These and any other proposed laws, rules and regulations could force us to comply with more complex and perhaps more burdensome regulatory requirements, which could materially adversely affect our business, financial condition, results of operations and cash flows.

         The Gramm Leach-Bliley Act of 1999 ("Act") was enacted on November 12, 1999. The Act permits the creation of new financial services holding companies that can offer a full range of financial and banking products and services. The Act eliminates legal barriers which previously prevented affiliations among banks and bank holding companies with securities firms, insurance companies and other financial services companies. The Corporation is qualified under the Act as a "Financial Holding Company" and can expand into a wide variety of services that are financial in nature, provided that its depository institution subsidiaries are well managed, well capitalized and have received a "Satisfactory" rating on their last Community Reinvestment Act Examinations.

         The Act preserves the role of the Federal Reserve Board as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to assure that various financial activities will be overseen by the appropriate state or federal regulator with the corresponding regulatory experience and expertise. Banking related activities will be supervised by the banking regulators, securities activities will be regulated by the Securities and Exchange Commission and state regulators, and insurance activities by the state insurance regulators.

         Lending Activities. Interest and certain other charges collected or contracted for by vBank are subject to state usury laws and certain federal laws concerning interest rates. vBank's loan operations are also subject to certain federal laws applicable to credit transactions, such as (i) the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, (ii) the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, (iii) the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, (iv) the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, (v) the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and (vi) the rules and regulations federal agencies charged with the responsibility of implementing such federal laws.

         Deposit Activities. The deposit operations of vBank also are subject to
(i) the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and (ii) the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Item 2.  Description of Properties

         On December 23, 1997, we purchased a building at 1535 Locust Street in Center City Philadelphia, formerly owned and operated by PNC Bank, which serves as our corporate offices and flagship retail operation. This location consists of approximately 10,000 square feet of space, and includes not only a first floor retail operation, but also houses senior management of USABancShares.com, Inc. and USACapital, Inc., in addition to selected members of vBanks staff.

         Pursuant to a lease dated July 27, 1998, we lease a building at 18 East Wynnewood Road, Wynnewood, Pennsylvania. We opened a retail branch at this location in April 1999. The lease is for an initial period of 10 years with an option to renew for an additional 10 years. The annual lease payments total $48,000.

         We lease the building located at 930 Germantown Pike in Plymouth Meeting, Pennsylvania, which contains a retail branch as well as administrative offices, on a month-to-month basis. The monthly lease payment is $3,643.

         We also lease an additional "mini" branch, known as "eBank" in the office, restaurant and retail complex known as "the Bellevue" which is located in Center City Philadelphia. The annual lease payments total $8,200.

         Deposits are received at the Locust Street headquarters, the Norristown branch, the Wynnewood branch and the eBank. At December 31, 1999, our branches had the following deposits: Locust Street, $169.3 million; Norristown, $42.0, Wynnewood, $9.1 million; eBank, $5.1 million, and USABancShares.com, (the Internet operations) $29.5 million.

         In February 2000, USABancShares.com opened its first eCommerce center in San Francisco, California. The office will be used to develop business and cultivate additional strategic alliances with eCommerce companies with USABancShares.com. The operating lease is for five years for 2,200 square feet. The operating lease will increase USABancShares.com's future lease payments by approximately $110,000 per year over the term of the lease.

         In March 2000, USABancShares.com acquired a facility to house its Internet operations in Chestnut Hill, Pennsylvania. The purchases price of the building and surrounding land was $1.6 million and will be depreciated over 31.5 years.

Item 3.  Legal Proceedings

         We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that such routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of USABancShares.com is listed for trading on the NASDAQ National Market under the symbol "USAB". As of December 31, 1999, there were approximately 248 holders of record of USABancShares.com's common stock. USABancShares.com has not, since its inception, paid any cash dividends. All prices have been adjusted to reflect a 33% stock dividend paid on July 18, 1997 and August 17, 1998 and a two-for-one stock split effected in the form of a dividend paid on June 15, 1999.

         USABancShares.com is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "FRB"), all of the operating assets of USABancShares.com are owned by vBank and USACapital. USABancShares.com relies primarily on capital raising efforts, management fees and, to a much lesser extent, dividends from vBank to meet its corporate expenses and to satisfy its financial obligations. Dividend payments from vBank are subject to (1) regulatory limitations, generally based on current and retained earnings, imposed by the various regulatory agencies with authority over vBank, (2) regulatory restrictions if such dividends would impair the capital of vBank or cause vBank to be undercapitalized, (3) FRB prudent banking standards relating to the amount of net income available to common shareholders and the prospective rate of earnings retention, and (4) vBank's profitability, financial condition and capital expenditures and other cash flow requirements.

         Our common stock has been quoted on the Nasdaq SmallCap Market under the symbol "USAB" since the first quarter of 1996 and on the Nasdaq National Market under the same symbol since September 16, 1999. All prices have been adjusted to reflect all stock dividends and stock splits. The following table shows trading prices for USABancShares.com from January 1, 1997 through March 21, 2000, adjusted for all common stock dividends and splits:

2000                             High                          Low
----                          ---------                     ----------
First Quarter (1)              $11 3/8                       $7 3/4

1999
----
Fourth Quarter                  12 3/4                        5 3/8
Third Quarter                   16 1/2                        6 7/8
Second Quarter                  11                            4
First Quarter                    4 1/2                        4

1998
----
Fourth Quarter                   4 1/2                        3 3/8
Third Quarter                    6 49/64                        3 3/4
Second Quarter                   5 59/64                        4 51/64
First Quarter                    5 41/64                        3 19/64

(1) Through and including March 21, 2000.

                        SELECTED FINANCIAL AND OTHER DATA

         Set forth below are selected financial and other data of USABancShares.com, Inc. and vBank. This financial data is derived in part from, and it should be read in conjunction with the consolidated financial statements and related notes included in this report beginning on page F-1.

                                                                                          At or for the
                                                                                        Twelve Months Ended
                                                                                            December 31,
                                                                                      ------------------------
(in Thousands, except per share data)                                                   1999            1998
SELECTED FINANCIAL CONDITION DATA:
Total assets                                                                          $323,335        $165,106
Loans receivable, net                                                                  197,623         102,138
Securities(1)                                                                           97,815          44,144
Deposits                                                                               255,038         114,387
Borrowings(2)                                                                           35,000          35,305
Guaranteed preferred beneficial interests in subordinated debt                          10,000               -
Stockholders' equity                                                                    17,928          13,597
Non-performing assets, net of discount(3)                                                1,266(4)        2,022(4)
Book value per share(5)                                                                 $ 3.18          $ 3.21

AVERAGE BALANCE DATA:
Total assets                                                                          $250,427        $128,448
Loans receivable, net                                                                  150,182          78,797
Securities                                                                              76,720          36,510
Deposits                                                                               188,612          91,657
Borrowings                                                                              40,352          22,482
Stockholders' equity                                                                    15,424          11,632

SELECTED OPERATIONS DATA:
Total interest income                                                                 $ 21,870        $ 12,352
Total interest expense                                                                  13,110           6,454
                                                                                      --------        --------
Net interest income                                                                      8,760           5,898
Provision for loan losses                                                                1,175             510
                                                                                      --------        --------
Net interest income after provision for loan losses                                      7,585           5,388
Total non-interest income                                                                1,767             759
Total non-interest expense                                                              12,430           3,700
                                                                                      --------        --------
(Loss) income before income taxes                                                       (3,078)          2,447
Income tax (benefit) provision                                                            (588)            957
                                                                                      --------        --------
Net (loss) income                                                                     $ (2,490)       $  1,490
                                                                                      --------        --------
Net (loss) income per share (fully-diluted)                                           $  (0.54)       $   0.36
                                                                                      ========        ========

PERFORMANCE RATIOS(6):
(Loss) return on average assets                                                          (0.99)%          1.16%
(Loss) return on average stockholders' equity                                           (16.14)          12.81
Net interest margin(7)                                                                    3.72            4.87
Interest rate spread(7)                                                                   3.57            4.54
Efficiency Ratio(8)                                                                     137.65           58.93
Non-interest expense to average total assets                                              4.96            2.88
Average interest-earning assets to average interest-bearing liabilities                 102.75          106.14

ASSET QUALITY RATIOS:
Non-performing loans, net of discount, to total loans, net of discount                    0.63%           1.89%
Non-performing assets, net of discount, to total assets                                   0.39            1.22
Allowance for loan losses to total loans, net of discount                                 1.06            1.02
Allowance for loan losses and purchase discount as a percentage of total loans            3.82            5.85
Allowance for loan losses to total non-performing loans, net of discount                167.06           53.72

CAPITAL RATIOS(9):
Stockholders' equity to assets                                                            5.54%           8.23%
Tier 1 leverage capital ratio                                                             8.83            8.73
Tier 1 risk-based capital ratio                                                          10.32           10.70
Total risk-based capital ratio                                                           11.07           12.07

OTHER:
Number of full-service branches                                                              4               3
Number of full-time employee equivalents                                                    77              39

                                       37

--------------------------
(1) Includes securities classified as held-to-maturity and available for sale.

(2) Consists of FHLB advances and, to a lesser extent, borrowings pursuant to line of credit facilities with local financial institutions.

(3) Non-performing loans consist of non-accrual loans and accruing loans 90 days or more overdue, net of applicable purchase discounts. Non-performing assets consist of non-performing loans and other real estate.

(4) The increase in non-performing assets during the year ended December 31, 1998 was due, in large part, to a single commercial real estate loan which became non-performing during the third quarter of 1998. This loan was still classified as non-performing at December 31, 1999. In February 2000 a forbearance agreement to sell the property within 60 days was signed. See "Business of the Bank-Asset Quality-Delinquent Loans and Non-performing Assets."

(5) All per share data has been adjusted to reflect such stock dividends and has been calculated based on the weighted average number of shares outstanding during the period, assuming the conversion of the shares of Class B common stock into shares of Class A common stock. See "Management of the Corporation-Certain Relationships and Related Transactions."

(6) With the exception of end of period ratios, all ratios are based on average monthly balances and are annualized where appropriate.

(7) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(8) Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income (less gains/losses on sales of assets and other non-recurring items).

(9) The ratio of equity to assets is presented on a consolidated basis while the ratios of Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital relate only to the Bank. For information on the Corporation's and Bank's regulatory capital requirements, see "Regulation of USABancShares.com, Inc. and vBank."

Item 6.  Management's Discussion and Analysis.

         On April 16, 1999, we announced our intentions to launch www.usabancshares.com, vBank's Internet financial services initiative. This announcement strategically altered the focus of USABancShares.com to grow its user network versus increasing total assets. We had launched an aggressive business strategy to gain online market share and name brand recognition through national advertising campaigns, as well as, forming strategic e-commerce alliances. These initiatives dramatically impacted the financial results of USABancShares.com in 1999. Management fully anticipates to continue the investment in and the growth of our network, which will result in operating losses into the calendar year 2001.

Financial Condition

         USABancShares.com's total assets increased from $165.1 million at December 31, 1998 to $323.5 million at December 31, 1999, an increase of $158.4 million, or 95.9%. The increase was due primarily to increases in the loan and securities portfolios of $95.5 million and $54.2 million, respectively. This growth was funded by increases in certificates of deposit (primarily non-retail certificates of deposit), trust preferred debt and common equity of $120.5 million, $10.0 million and $8.1 million respectively. The increase in the loan portfolio was primarily due to the purchase of adjustable rate commercial real estate loans. These purchased loans, which had an aggregate unpaid principal balance of approximately $108.2 million as of the date of acquisition, were acquired for approximately $105.9 million (reflecting an aggregate discount of

$2.3 million, or 2.1%). The increase in the securities portfolio was primarily due to the acquisition of trust preferred securities and financial institution bonds. Total deposits increased $140.7 million to $255.0 million at December 31, 1999. The increase in deposits was comprised of an increase in certificates of deposit of $120.5 million and an increase in transaction accounts of $20.2 million during the period. Borrowed funds consist of fixed-rate callable advances from the FHLB. The Company issued $10.0 million of trust preferred securities in March of 1999 and raised approximately $8.1 million of net proceeds in September of 1999 in a secondary public offering. Both capital market efforts funded USABancShares.com's asset growth and Internet infrastructure investment. The increases in deposits and in borrowed funds were utilized to fund increases in loans and securities as part of vBanks's overall growth strategy. Management plans to continue to utilize FHLB advances, deposit expansion through the Internet and capital raising efforts to provide the necessary funding for vBank's continued growth. vBank's borrowing limit at the FHLB as of December 31, 1999, was approximately $43.8 million, of which $35.0 was drawn upon as of such date. USABancShares.com stockholders' equity increased from $13.6 million at December 31, 1998 to $17.9 million at December 31, 1999. The $4.3 million or 31.9% increase in stockholders' equity was primarily due to the Company's capital raising efforts, net of the operating losses incurred.

Results of Operations

         USABancShares.com reported a net loss of $2.5 million, or $(0.54) per share, for the year ended December 31, 1999, compared to net income of $1.5 million, or $0.36 per share, diluted, for the year ended December 31, 1998. Our operating loss was the result of the investment in our Internet strategy. Other expenses increased $8.7 million to $12.4 million primarily from increases in advertising expense of $3.7 million and compensation expense of $2.1 million, respectively relating to the Internet strategy. The Company's net interest income before provision for loan losses increased 48.5% to $8.7 million and non-interest income increased $1.0 million to $1.8 million for 1999.

         Interest Income. Interest income increased 76.6% or $9.5 million to $21.9 million, for the year ended December 31, 1999, compared to the prior year. The increase in interest income was the result of an increase in interest income on loans and investment securities, of $5.6 million, and $3.9 million, respectively. The increase in interest income on loans was due to an increase in the average balance of the loan portfolio. The increase in income associated with the increase in average loans outstanding was offset by a decrease in the accretion income from previously acquired discounted loans in 1999 and a decrease of 70 basis points earned on the loan portfolio, respectively. The discount associated with loan pools is recognized as a yield adjustment and is included as interest income using the level yield method (to the extent that the timing and amount of cash flows can reasonably be determined). Any changes from original estimates used in the purchase price could result in either an increase or decrease in accretion income. During the years ended December 31, 1999 and 1998, the Bank recognized $952,000 and $1.3 million in accretion income, respectively, representing 4.4% and 10.5% of total interest income on loans, respectively. The significant increase in the average balance of the Bank's loan portfolio reflects the $108.2 million of loans purchased and the more than $53.0 million of loan originations (including participations with local financial institutions) which were closed during the year ended December 31, 1999.

         Interest Expense. Interest expense increased 103.1% or $6.7 million to $13.1 million, for the year ended December 31, 1999, compared to the year ended December 31, 1998, due to higher volumes of new certificates of deposit and the trust preferred securities. In order to fund our substantial growth during the year ended December 31, 1999, we relied primarily on non-retail certificates of deposit and, to a lesser extent, transaction accounts generated from our Internet operations. The increase in interest expense during the year ended December 31, 1999 was also due to vBank relying on higher cost of fund certificates of deposits and FHLB advances. The average cost of funds, including borrowings, increased 0.08% to 5.73% for the year ended December 31, 1999.

         Net Interest Income. USABancShares.com's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Net interest income is the difference betweek interest income (principally from loans and investment and mortgage-backed securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in the mix of rates and volumes of interest-earning assets and interest-bearing liabilities that occur over time. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets.

         Net interest income for the year ended December 31, 1999 increased $2.9 million, or 48.5% to $8.8 million from $5.9 million for the same period in 1998. Average interest-earning assets increased by $114.1 million, or 94.2% to $235.3 million, for the year ended December 31, 1999 compared to the same period in 1998. Average interest-bearing liabilities increased $114.8 million, or 100.6% over the same period. The net interest spread and net interest margin decreased for the year ended December 31, 1999 compared to December 31, 1998, from 4.54% to 3.57% and from 4.87% to 3.72%, respectively. The decrease in net interest margin and net interest spread is reflective of several items: first, $952,000 of discount was accreted into interest income versus $1.3 million in 1998, second, the yield on the loan portfolio decreased 173 basis points as vBank acquired and originated more adjustable rate loans as higher yielding fixed rate loans paid-off and lastly our reliance on higher cost of funds such as the Trust Preferred securities and institutional certificate of deposits increased our cost of funds.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest bearing liabilities and net yield on interest earning assets for the period indicated:
(in Thousands)

                                                                            Year ended December 31,
                                             ---------------------------------------------------------------------------------
                                                             1999                                       1998
                                             ---------------------------------------   ---------------------------------------
                                               Average                    Average        Average                   Average
                                               Balance     Interest      Yield/Rate      Balance      Interest   Yield/Rate
                                               --------    --------      ----------      -------      --------   ----------
Interest earning assets:
Loans                                          $150,182     $14,609         9.73%        $ 78,797      $ 9,028       11.46%
Investment securities                            76,720       6,934         9.04           36,510        3,015        8.26
Interest-bearing deposits and other               8,367         327         3.91            5,842          309        5.30
                                               --------     -------       ------         --------      -------      ------
 Total interest-earning assets                 $235,269     $21,870         9.30%        $121,149      $12,352       10.20%

Interest-bearing liabilities:
Deposits:
   NOW                                          $ 1,879        $ 57         3.03%        $    842         $ 21        2.48%
   Money Market                                   1,615          75         4.64            3,573          134        3.76
   Savings and Passbook                          17,224         802         4.66            3,650           70        1.91
   Certificates of deposit                      167,894       9,737         5.80           83,592        5,041        6.03
Borrowings                                       40,352       2,439         6.04           22,482        1,188        5.29
                                               --------     -------       ------         --------      -------      ------
 Total interest-bearing liabilities            $228,964     $13,110         5.73%        $114,139      $ 6,454        5.66%
                                               --------     -------       ------         --------      -------      ------

Excess of interest-earning assets over
interest-bearing liabilities                   $  6,305                                  $  7,010
                                               ========                                  ========

Net interest income                                         $ 8,760                                    $ 5,898
                                                            =======                                    =======

Net interest rate spread                                                    3.57%                                     4.54%
                                                                          ======                                    ======

Net interest margin                                                         3.72%                                     4.87%
                                                                          ======                                    ======

Average earning assets to average
interest bearing liabilities                                              102.75%                                   106.14%
                                                                          ======                                    ======

         Provision for Loan Losses. Management records a provision for loan losses in an amount that it believes will result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, the provision for loan losses increased $665,000 during the year ended December 31, 1999, compared to the prior year. The increase in the provision for loan losses during the year ended December 31, 1999, as compared to the prior year was due primarily to the substantial growth in our loan portfolio and the shift in such loan portfolio from predominantly residential loans to a mix of commercial real estate and commercial loans. The allowance for loan losses as a percentage of loans outstanding, net of discount, was 1.06% at December 31, 1999, compared to 1.02% at December 31, 1998. In addition, the allowance for loan losses as a percentage of total non-performing loans, net of discount, was 167.06% at December 31, 1999, compared 53.72% at December 31, 1998.

         Management believes that the allowance for loan losses is adequate to cover actual and potential losses in the loan portfolio under current conditions. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly if the growth in the Bank's commercial loan originations and purchases continues.

         Non-Interest Income. Non-interest income increased by $1.0 million to $1.8 million, for the year ended December 31, 1999. The increase was primarily the result of an increase in gain on sales of loans receivable of $1.4 million, an increase in service charges and fees of $89,000 and other income of $198,000, partially from income received on bank owned life insurance of $100,000. These increases were offset by an operating loss in brokerage operations of $257,000 generated by USABancShares.com's brokerage subsidiary, USACapital.

         Non-Interest Expense. Non-interest expense increase $8.7 million to $12.4 million, for the year ended December 31, 1999. Compensation and benefits expense increased $2.1 million due primarily to the hiring of 38 additional persons to assist in our Internet operations, including personnel for our customer service, Internet engineering staff and staff to service our increased number of loans. Advertising expenses increased $3.7 million due to advertising the launch of www.usabancshares.com and national brand advertising. Occupancy expense increased $264,000 due to the costs associated with USABancShares.com headquarters, branch network and customer service facilities. Data Processing Expenses increased $412,000 due to our core processing systems conversion to EDS. Professional fees increased $585,000 related to litigation and contract negotiations with e-commerce companies. Office and supplies expense increased due to customer service initiatives. Our branding efforts as well as travel expenses increased $312,000 as it relates to expanding our e-commerce alliances.

         Income Tax Recovery. USABancShares.com has recorded a tax benefit as a result of its operating loss for 1999.

         Asset and Liability Management. A principal objective of our asset and liability management is to minimize vBank's exposure to changes in interest rates. vBank's policy is to attempt to manage assets and liabilities in such a way as to maximize net interest income through changing interest rate environments. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of our net interest margin resulting from changes in market interest rates.

         The following table summarizes repricing intervals for interest-earning assets and interest-bearing liabilities for the period ended December 31, 1999 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. The table was prepared with the following assumptions:
(1) 50% of the vBank's transaction accounts are considered core deposits and are assumed to mature in the "Over 5 Years" category; the remaining 50% are not considered to be core transaction accounts, are sensitive to rate changes, and, as such, are placed in the "1-90 Days" category; (2) interest-earning assets are calculated based on contractual adjustments, stated maturities in the instruments and instruments with stated maturities that are homogeneous such that prepayment assumptions can be used based on experience, are adjusted to better reflect the sensitivity of the asset for prepayment; and (3) certificates of deposit and borrowings are scheduled based on the applicable stated maturities.

                                                                                  December 31, 1999
                                                 ----------------------------------------------------------------------------------
(in Thousands)
                                                 1 - 90 Days         91 - 364 Days    1 - 5 Years       Over 5 Years        Balance
                                                 -----------         -------------    -----------       ------------        -------
Interest-earning assets
Loans receivable                                   $ 80,949             $ 34,869          62,292            $21,895         $200,005
Investments                                          16,973                7,528          46,690             30,635          101,826
Interest-bearing deposits and other                     286                                                                      286
Bank Owned Life Insurance                             5,149                                                                    5,149
                                                   --------             --------          ------            -------         --------
     Total Assets                                  $103,357             $ 42,397        $108,982            $52,530         $307,266
                                                   ========             ========        ========            =======         ========

Interest-bearing liabilites
  Demand                                           $  2,584             $      -             $ -            $ 2,584         $  5,168
  Now accounts                                        2,346                    -               -              2,346            4,692
  Money Market accounts                                 486                    -               -                487              973
  Savings & Passbook accounts                         9,635                    -               -              9,636           19,271
  Borrowings                                              -               15,000          20,000                  -           35,000
  Guaranteed Subordinated Debt                            -                    -               -             10,000           10,000
  Certificates of deposit                            40,915              101,992          80,895              1,132          224,934
                                                   --------             --------          ------            -------         --------
     Total interest-bearing liabilites             $ 55,966             $116,992        $100,895            $26,185         $300,038
                                                   ========             ========        ========            =======         ========

Periodic gap                                       $ 47,391             $(74,595)       $  8,087            $26,345         $  7,228
                                                   ========             ========        ========            =======         ========
Cumulative gap                                     $ 47,391             $(27,204)       $(19,117)           $ 7,228
                                                   ========             ========        ========            =======
Ratio of gap to interest-earning
     assets                                            15.4%               (24.3)%           2.6%               8.6%
                                                   ========             ========        ========            =======
Ratio of cumulative gap to interest-
     earning assets                                    15.4%                (8.9)%          (6.2)%              2.4%
                                                   ========             ========        ========            =======

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

         If repricing of vBank's assets and liabilities were equally flexible and moved concurrently, the impact of an increase or decrease in interest rates on net income would be minimal. At December 31, 1999, vBank had a negative cumulative one year gap, which suggests that net interest income may decrease during periods of rising interest rates.

         The method used to analyze interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets, such as adjustable-rate loans, often have provisions which may limit changes in interest rates each time market interest rates change and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals experienced by vBank in the event of a change in interest rates may deviate significantly from those assumed in calculating the data shown in the table.

         In the event that we should experience a mismatch in its desired gap ranges or an excessive decline in its market value of equity resulting from changes in interest rates, we have a number of options which we could utilize to remedy such mismatch. vBank could restructure its investment portfolio through sales or purchases of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

                         Liquidity and Capital Resources

         Liquidity. As vBank is the primary operating subsidiary of USABancShares.com, Inc., liquidity management is generally handled by vBank's management. Liquidity refers to a company's ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is our policy to maintain greater liquidity than required by the applicable regulatory authorities in order to be in a position to fund loan originations and purchases, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. We monitor our liquidity in accordance with guidelines established by the Board of Directors and applicable regulatory requirements. vBank can minimize the cash required during times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in deposits are usually caused by factors over which we have limited control. vBank derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB and other short and long-term borrowings.

         vBank's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investment securities and other short-term investments. If vBank requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 1999, vBank had $43.8 million in borrowing capacity under a collateralized line of credit with the FHLB of which $35.0 million had been drawn upon through five long term fixed rate callable advances.

         At December 31, 1999, we had outstanding commitments, including unused lines of credit, of $4.3 million and letters of credit of $1.1 million. Certificates of deposit which are scheduled to mature within one year totaled $142.9 million at December 31, 1999. vBank anticipates that it will have sufficient funds available to meet its current loan commitments.

         We intend to continue to expend significant financial and management resources in connection with our Internet banking operations; consequently we expect to incur losses. Over the next twenty-four months, we expect to incur $15.0 million in marketing and bounty expenses and $4.0 million in connection with the development of our Internet banking operations.

         USABancShares.com, Inc., believes that the execution of our business plan will require us to raise additional capital in the future to support the growth of the network and the growth of the bank. There can be no assurance that USABancShares.com, Inc., will be successful in raising additional capital when required in sufficient amounts and on terms acceptable to USABancShares.com, Inc. The failure to raise such capital could have a material adverse affect on USABancShares.com's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders would be reduced.

         Capital Resources. USABancShares.com, Inc., and vBank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on USABancShares.com's financial condition or results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, USABancShares.com and vBank must meet specific capital guidelines that involve quantitative measures of USBancShares.com's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. USABancShares.com and vBank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. See "Regulation of USABancShares.com, Inc. and vBank".

         Quantitative measures established by regulation to ensure capital adequacy require USABancShares.com and vBank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 1999, USABancShares.com and vBank exceeded all capital adequacy requirements to which they were subject.

         On September 30, 1999, USABancShares.com, Inc., issued 1,400,000 common shares in a secondary offering. The Company issued these share at $6.75, with net proceeds of $8.1 million, subsequent to offering costs of $1.4 million.

         At December 31, 1999 and December 31, 1998, vBank's actual and required minimum capital ratios were as follows:

                                                                                                       To be well
                                                                                                   Capitalized under
                                                                              For Capital          Prompt Corrective
(in Thousands)                                                             Adequacy Purposes       Action Provisions
                                                                     ---------------------------  -------------------
As of December 31, 1999                   Amount           Ratio           Amount       Ratio       Amount      Ratio
-----------------------                   ------           -----           ------       -----       ------      -----
Total Capital
    (to Risk Weighted Assets)             $28,266            10.1%        $22,460         8.0%      $28,075       10.0%
  Tier I Capital
    (to Risk Weighted Assets)              26,151             9.3          11,230         4.0        16,845        6.0
  Tier I Capital
    (to Average Assets)                    26,151             7.9          13,171         4.0        16,464        5.0
As of December 31, 1998:
------------------------
  Total Capital
    (to Risk Weighted Assets)             $13,930            11.2%        $ 9,987         8.0%      $12,483       10.0%
  Tier I Capital
    (to Risk Weighted Assets)              12,879            10.3           4,994         4.0         7,490        6.0
  Tier I Capital
    (to Average Assets)                    12,879             8.5           6,068         4.0         7,585        5.0

         At December 31, 1999 and December 31, 1998, USABancShares.com, Inc.'s actual and required minimum capital ratios were as follows:

                                                                             For Capital
(in Thousands)                                                             Adequacy Purposes
As of December 31, 1999                     Amount         Ratio         Amount         Ratio
-----------------------                     ------         -----         ------         -----
  Total Capital
    (to Risk Weighted Assets)              $31,101         11.1%         $22,473         8.0%
  Tier I Capital
    (to Risk Weighted Assets)               28,986         10.3           11,237         4.0
  Tier I Capital
    (to Average Assets)                     28,986          8.8           13,124         4.0
As of December 31, 1998:
------------------------
  Total Capital
    (to Risk Weighted Assets)              $15,566         12.1%         $10,317         8.0%
  Tier I Capital
    (to Risk Weighted Assets)               13,782         10.7            5,159         4.0
  Tier I Capital
    (to Average Assets)                     13,782          8.7            6,319         4.0

Inflation and Changing Prices

         Management is aware of the impact of inflation on interest rates and the corresponding impact on a bank's performance. The ability of a financial institution to cope with inflation can only be determined by ongoing analysis and monitoring of its asset and liability structure. We monitor our asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance.

         Inflation can have a more direct impact on categories of non-interest expenses such as salaries and wages, supplies, and employee benefit costs. These expenses are very closely monitored by management for both the effects of inflation and non-inflationary increases in such items as staffing levels, usage of supplies and occupancy costs.

RISK FACTORS

         You should consider carefully the following risks before making a decision to buy our common stock. If any of the following risks actually occur our business, our financial condition and/or results of operations would likely suffer in such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risk factors below do not necessarily appear in order of importance. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We expect to incur substantial losses and we may not achieve or maintain profitability.

         During 1999, we began to expend significant resources on technology, website development, marketing, hiring of personnel and other startup costs related to the development and operation of our Internet banking platform. We intend to continue to expend significant financial and management resources in expanding our user network, Internet infrastructure, and marketing initiatives. As a result of these efforts, we expect to incur substantial losses in 2000 and 2001. If we are successful in executing our business plan, we expect to be profitable in 2002, although there can be no assurance that we will return to profitability within such time frame. We intend to achieve profitability by obtaining the on-line banking market through strategic alliances and brand awareness. To the extent that increases in operating expenses precede or are not subsequently followed by increased revenues, our business, financial condition, results of operations, capital levels and cash flows will be materially adversely affected. There can be no assurance that our revenues will increase or even continue at their current level or that we will achieve or maintain profitability or generate positive cash flow from operations in future periods. Because of these projected operating losses, the market price of our common stock could decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We face strong competition

         The financial services industry is highly competitive and is rapidly evolving, both on-line and through traditional channels. In implementing our Internet strategy, we face strong competition from more established providers of direct-marketed savings and investment products, such as Wells Fargo, First Union, E-Trade, Siebert Financial and other Internet-based financial institutions, such as NetB@nk, Telebanc and Wingspan Bank. We also face competition from traditional banks and non-bank financial institutions many of which are adopting or have adopted their own Internet strategies. Additionally, new competitors and competitive factors are likely to emerge, particularly in light of the rapid development of the Internet and electronic commerce and the relatively low barriers to entry. As a consequence, other financial services companies may be able to adopt strategies similar to ours with relative ease. Most of our competitors have financial and other resources greater than ours and have other competitive advantages over us. There can be no assurance that we will be able to successfully compete with our competitors.

         Internet banking customers may be more price sensitive and more willing to try new technologies than customers of traditional financial services firms, which rely on branches and face-to-face customer service. Consequently, the following competitive factors are of particular importance to the successful execution of our Internet banking strategy and our profitability:

     o price competition for deposits and borrowings;

     o introduction of new products by us and our competitors;

     o changes in the mix of products and services we sell; and

     o the level of use of the Internet for banking services and electronic commerce generally.

We may not succeed in implementing our Internet banking strategy

         Our success depends on our ability to execute our Internet banking strategy. We were certified to begin offering our Internet banking and brokerage products and services through our website on July 15, 1999. Due to our limited operating history, it is difficult to evaluate the effectiveness of our Internet banking strategy. We may not succeed in implementing our business strategy and, even if we do succeed, such strategy may not have the favorable impact on operations that we anticipate. We may not be able to manage effectively the expansion of our Internet bank operations or achieve the rapid execution necessary to fully capitalize on the market for our electronic services or offset the significant expenditures we are incurring to implement our Internet banking strategy. In addition, the market for financial products and services through the Internet is new and evolving, and the degree to which customers will use it for their financial transactions is not yet fully determined. If we are unable to manage growth effectively, or to otherwise implement our business strategy, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our success depends on the continued growth in use and commercial viability of the Internet

         Our future success depends substantially on continued growth in use of the Internet in general and for commercial and financial services transactions in particular. The Internet is a relatively new commercial marketplace and may not continue to grow. Consequently, Internet banking may not become as widely accepted as traditional forms of banking. Critical issues concerning the commercial use of the Internet such as reliability, cost, ease of access, quality of service and security will impact the growth of Internet use. If Internet use does not continue to grow we may not succeed in implementing our business strategy and our business, financial condition, results of operations and cash flows could be materially adversely affected.

         Additionally, if the number of Internet users and the level of use continues to grow, the Internet's technical infrastructure may become unable to support the demands placed upon it. Furthermore, third party vendors might not be able to timely and adequately develop the necessary technical infrastructure for significant increases in electronic commerce, such as a reliable network backbone, or introduce performance improvements, such as high-speed modems. The Internet could also lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could produce slower response times and adversely affect use of the Internet. Furthermore, the general public's security concerns regarding the transmittal of confidential information, such as credit card numbers, over the Internet might persist or even worsen. Issues like these could lead to resistance against acceptance of the Internet as a viable commercial marketplace. To the extent the Internet's technical infrastructure or security concerns adversely affect its potential growth, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Network and computer systems could fail, which could adversely affect our business

         Our computer systems and network infrastructure could be vulnerable to unforeseen problems. Because we intend to conduct a substantial portion of our business over the Internet and outsource several critical functions to third parties, our operations depend on our ability, as well as that of our third-party service providers, to protect our computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them. Sustained or repeated system failures would reduce the attractiveness of the electronic banking services which we provide. Slower response time or system failures may also result from straining the capacity of our software or hardware due to an increase in the volume of services delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our customers could seek other providers of banking services. Any damage or failure that causes interruptions in our operations, could materially adversely affect our business, financial condition, results of operations and cash flows. See "Business-Security."

Our security could be breached, which could damage our reputation and deter customers from using our services

         We must protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which would likely adversely affect our ability to retain or attract customers, could damage our reputation and could subject us to litigation. Although we rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information, and although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms vBank and its third-party service providers use to protect customer transaction data. If any compromise of our security were to occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

         We are part of a rapidly evolving electronic commerce market acceptance of Internet banking depends substantially on widespread adoption of the Internet for general commercial and financial services transactions. If another provider of commercial services through the Internet were to suffer damaging from a physical break-in, security breach or other disruptive problem caused by the

Internet or other users, the growth and public acceptance of the Internet for commercial transactions could suffer. Such an event could deter potential customers of vBank or cause customers to leave vBank and thereby materially adversely affect our business, financial condition, results of operations and cash flows.

         Rapidly changing technologies may cause us to delay introduction of new products, services and enhancements, which may result in a loss of existing customers or a failure to attract new customers

         Our future success will depend on our ability to adapt to rapidly changing technologies. We also will have to enhance existing products and services and develop and introduce a variety of new products and services to address our customers' changing demands. If we are unable to develop and bring additional products and services to market in a timely manner, we could lose market share to competitors who are able to offer these services, which could materially adversely affect our business, financial condition, results of operations and cash flows.

         We outsource many essential services to third-party providers who may terminate their agreements with us, resulting in interruptions to our Internet banking operations

         We receive essential technical and customer service support from third-party providers. We outsource webhosting, check processing, check imaging, electronic bill payment, Internet processing, Internet software, statement rendering services and other additional services to third party vendors. Specifically, we receive essential webhosting, electronic bill payment and core systems processing services on an outsourced basis from EDS. Our agreements with each service provider are generally cancelable without cause by either party upon specified notice periods. If one of our third-party service providers terminates its agreement with us and we are unable to replace such provider with another service provider, our operations may be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition, results of operations and cash flows could be materially adversely affected.

         Our success in introducing new financial products and services through the Internet and attracting new customers will depend in part upon our ability to increase the brand name awareness of USABancShares.com, vBank and other names related to us

         We are making a substantial investment in the promotion and marketing of the USABancShares.com and vBank brands. We currently own federal registration for the service mark "USABancShares.com". We currently do not own federal registration for the service mark "vBank," although an application for such service mark is pending. Infringement claims by competitors challenging our ability to use such name, even if without merit, could result in the expenditure of significant financial and managerial resources. Further, if such claims are successful, we could lose our right to use such name and the benefits of the brand awareness we are spending significant resources to develop.

         In that regard, U.S. Bank National Association and its holding company, U.S. Bancorp, recently brought a legal proceeding against us alleging that our use of the name "USABanc.com" infringed on certain service marks allegedly owned by U.S. Bancorp. We have entered into a settlement agreement resolving such dispute. As a result, we ceased use of the name USABanc.com, under which we had been actively marketing our Internet bank, and changed our name to USABancShares.com. See "Business-Legal Proceedings." If a competitor successfully challenges our ability to use the name USABancShares.com or vBank, significant financial resources in developing brand awareness would be lost.

Our competitive position depends on our ability to attract and retain key employees

         Our success depends heavily on the expertise and guidance of our President and Chief Executive Officer, Kenneth L. Tepper, and certain other senior executive officers, including Brian M. Hartline, our Chief Financial Officer, and Craig J. Scher, President of vBank. We have entered into employment agreements with Messrs. Tepper, Hartline and Scher. We do not maintain key-man life insurance on Messrs.

Tepper, Hartline or Scher. If we lose the services of Messrs. Tepper, Hartline or Scher, or if we are unable to attract additional qualified employees, our business would likely be adversely affected.

Changes in interest rates could adversely affect us

         Like most financial institutions, our results of operations are primarily dependent on net interest income. Net interest income results from the "margin" between interest earned on interest-earning assets, such as investments and loans, and interest paid on interest-bearing liabilities, such as deposits and borrowings. As of December 31, 1999, based on certain assumptions, vBank's interest-bearing liabilities that were estimated to mature or reprice within one year exceeded similar interest-earning assets by $27.2 million, or 8.9% of total interest-earning assets.

         Interest rates are highly sensitive to many factors that are beyond our control. Some of these factors include: governmental monetary policies; inflation; recession; unemployment; the money supply; domestic and international economic and political conditions; and domestic and international crises. Changes in interest rates could have adverse effects on our operations. Historically, we have relied on short-term and institutional deposits as a source of funds, and we will continue to rely on these types of deposits pursuant to our Internet strategy. Our ability to retain these deposits is directly related to the rate of interest paid by us. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, in a particular period of time, a significant increase in interest rates could adversely impact our net interest income. Changes in interest rates could adversely affect:

     o the volume of loans we originate;

     o the value of our purchased loans and other interest-earning assets, particularly the fixed rate debt instruments in our investment securities portfolio;

     o our ability to recognize income on loans purchased at a discount; and

     o loan repayments and prepayments.

Our commercial lending activity exposes us to credit risks

         At December 31, 1999, a majority of our real estate loan portfolio consisted of loans secured by multi-family residential real estate and commercial real estate properties. In addition, as of December 31, 1999, we had an aggregate of $4.7 million of commercial business loans and we expect to increase our emphasis on commercial business lending in the future. Furthermore, all of our commercial business loans which are secured by real estate have in the past been classified as real estate loans. We make commercial real estate and commercial business loans following analysis of credit risk, the value of the underlying collateral and other more intangible factors. This commercial lending activity exposes us to risks, particularly in the case of loans to small businesses and individuals. These risks include possible errors in our credit analysis, the uncertainty of the borrower's ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults. Commercial lending generally includes higher interest rates and shorter terms of repayment than non-commercial lending. Accordingly, we are subject to greater credit risk with our commercial lending. As of December 31, 1999, we had no non-performing commercial business loans and $632,000 of non-performing loans secured by commercial real estate and undeveloped land.

Our loan acquisition strategy involves significant risks

         In addition to originating loans, our lending activities include identifying and purchasing loans, which we believe to be undervalued at discounts. We have historically purchased loans either from institutions which were seeking to eliminate certain loans or categories of loans from their portfolios or in connection with the failure or consolidation of other financial institutions. Our loan acquisition strategy subjects us to risks, including some risks not experienced by financial institutions engaged in more traditional lending activities. There can be no assurance that this component of our operations will continue to provide the same level of profitability we have experienced in the past. Our loan acquisition strategy is subject to the following risks:

     o the shrinking pool of assets available because the decreasing number of failed or failing financial institutions that are being resolved by the FDIC may result in us not meeting our targeted level of loan purchases;

     o the competitive nature of the market for loan pools may result in us having to acquire such loans at less attractive prices than we have in the past;

     o the cost of resolving non-performing loan pools may be greater than that contemplated at the time of acquisition;

     o the accretion of the discount associated with purchased loans is subject to management's assumptions with respect to the estimated value of the loans and future cash flows, all of which is uncertain and is subject to change, resulting in inter-period variations in income; and

     o geographic concentrations of purchased loans, including loans in geographic areas with which we have little or no familiarity.

         We also originate loans by purchasing participations in loans from other financial institutions. We consider such loan participations to be originations because we underwrite each participation as an origination and the participation is closed using our underwriting criteria. Although we have participated in loans with four other financial institutions, as of December 31, 1999, we had seven loan participations with an aggregate principal balance of $10.7 million with affiliates of a local specialty finance and real estate company. In each of these seven loan participations, our interest and rights to principal recovery are senior to the rights of the junior participant, are collateralized by assets of an affiliate of the specialty finance company and are serviced by the specialty finance company. The senior rights created under the participation agreements were significant considerations in our qualification of the loan. Although the finance company has agreed, in several (but not all) transactions, to cause the participated loans owned by its affiliates which may become non-performing to be substituted for performing underlying loans, we are subject to risk to the extent the finance company experiences financial difficulties and is unable to comply with its replacement obligations. Furthermore, to the extent the finance company experiences financial difficulties, our ability to receive principal and interest payments on a timely basis from the finance company, as servicer of the loans, could be temporarily interrupted.

We could sustain losses if our asset quality deteriorates

         Our results of operations are significantly dependent on the quality of our assets, which is measured by the level of our non-performing assets. Non-performing assets consist of non-accrual loans, net of discount, loans which are 90 days or more overdue but still accruing interest and other real estate. At December 31, 1999, our non-performing assets, net of discount, amounted to $1.3 million or 0.39% of total assets. Although we purchase loan pools at a discount to the face value of such loans, we face the risk that in the event one or more of such purchased loans becomes non-performing, the underlying discount may not be sufficient to cover our cost of acquiring, servicing and, if necessary, taking legal action, with respect to such loans. Although we have recently enhanced our policies and procedures relating to monitoring asset quality and we continue to devote a significant amount of time and resources to the identification, collection and work-out of non-performing assets, the real estate markets and the overall economy in the markets where we originate and purchase loans are likely to be significant determinants of the quality of our assets in future periods and, thus, our financial condition and results of operations.

Increases in our reserve coverage for loan losses would adversely affect our business

         At December 31, 1999, our allowance for loan losses amounted to 1.06% of total loans, net of discount, and 167.06% of total non-performing loans, net of discount. In addition, the applicable purchase discount for an individual acquired loan may act as an additional reserve against loss for such loan to the extent that the collectability of such loan becomes questionable. Although we believe that we have established an adequate allowance for losses on our loan portfolio, including purchased loans, material future additions to the allowance for loan losses may be necessary due to changes in economic conditions, the performance of our loan portfolio and increases in both loan originations and purchases. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, periodically review our allowance for loan losses and could require increases in such allowance. Increases in the allowance for loan losses would adversely affect our results of operations.

Our yield on loans purchased at a discount is uncertain

         At the time we purchase a pool of loans, the difference between the note amount and the purchase price is accounted for as a discount. The purchase price is based on our estimate of the value of the loan, including an estimate of future cash flows. In accordance with generally accepted accounting principles, to the extent we believe a purchased loan will be collected in full, the discount associated with such purchased loan will be recognized as an increase in the yield of the loan and will be included as interest income over the estimated life of the loan. To the extent that we believe full repayment of principal and interest is not reasonable and probable, the discount will be set up as a cash discount and will not be recognized as an increase in the yield of the loan until all principal and interest is received or a final resolution is determined. To the extent that cash flows from the purchased loans may be uncertain, recognition of this income will also be uncertain. The yield on our portfolio of loans which have been purchased at a discount is subject to significant inter-period variations due to the fact that the timing of actual repayments and prepayments of the loans may differ from the original assumptions. Such inter-period variations can also result from the reclassification of loans from performing to non-performing status.

We rely on short-term deposits

         We employ a wholesale funding strategy consisting primarily of marketing retail and non-retail certificates of deposit. We have been able to maintain sufficient funds to support our lending activities by offering rates of interest on certificates of deposit marginally higher than rates offered by other banks on comparable deposits. As of December 31, 1999, $224.9 million, or 88.2%, of our deposits consisted of certificates of deposit. Of this amount, $169.5 million, or 75.0%, were placed with institutional investors. In addition, as of December 31, 1999, $142.9 million, or 63.5%, of our total certificates of deposit are due to mature within one year. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by money market rates, general economic conditions and our regulatory capital levels. In addition, our ability to internally fund any additional growth through lending will be impacted by our ability to maintain or generate deposits. In the event we increase interest rates further to retain deposits, earnings may be negatively affected.

We are vulnerable to unfavorable economic conditions

         The performance of financial institutions like vBank is sensitive to general economic conditions. Unfavorable economic conditions at the local, national or international level may adversely affect vBank's performance. For example, much of the United States experienced a significant economic decline in the late 1980's and early 1990's. This decline adversely affected the real estate market and the banking industry. As a result of this decline, loan repayment delinquencies increased and the value of properties underlying secured loans declined. Numerous bank failures resulted in the placement of many properties in the hands of a federal banking agency with the primary objective of prompt liquidation. In addition, recent activity in financial markets in the United States and the rest of the world has demonstrated an increasing interdependency among the various world markets and economies and has raised concerns among those in the banking industry. The implications of this interdependency are very uncertain and present risks to financial institutions such as vBank, particularly in light of the current turmoil in some foreign markets and economies. Economic conditions are unpredictable and the potential for downturns is always present.

         Although we have historically focused on acquiring loans in the Mid-Atlantic region of the United States, we have acquired loans secured by real estate located in a number of other states including Minnesota, Florida and California and we may acquire loans throughout the nation. In the future, we may acquire or originate loans throughout the United States through our Internet banking operations or through other means. To the extent such loans are secured by real estate outside the Mid-Atlantic region, such loans may present a greater risk of collectability than loans located in our historical primary market area. Thus, adverse economic conditions affecting any of these market areas could have a negative impact on our financial condition and results of operations.

We could be adversely affected by government regulation

         Bank regulation. We are subject to a complex body of federal and state banking laws and regulations which are intended primarily for the protection of depositors. Governmental or regulatory authorities could revise existing regulations or adopt new regulations at any time. Certain revisions could subject vBank to more demanding regulatory compliance requirements and could thereby adversely affect our ability to conduct, or the cost of conducting, business. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationships of financial institutions are introduced regularly. We cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption will affect our business. Furthermore, given the rapid expansion of the electronic commerce market, many regulatory bodies are adopting measures to ensure that their regulations are keeping pace. For example, Congress has held hearings on whether to regulate the electronic commerce market, while numerous states are considering adopting their own laws to regulate Internet banking. Furthermore, Congress is considering proposing new laws relating to customer privacy. Moreover, the FDIC has proposed other guidelines governing Internet operations. These and any other proposed laws, rules and regulations could force us to comply with more complex and perhaps more burdensome regulatory requirements, which could materially adversely affect our business, financial condition, results of operations and cash flows.

         Internet regulation. A number of legislative and regulatory proposals currently under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various other aspects of the Internet, including, but not limited to, on-line content, user privacy, taxation, access charges, information sharing, community development, data security, liability or third-party activities and jurisdiction. Moreover, it is uncertain how existing laws relating to these issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, government restrictions on Internet content could slow the growth of Internet use and decrease acceptance of the Internet as a communications and commercial medium, and thereby have a material adverse effect on our business, financial condition and results of operations.

         Although certain local telephone carriers have asserted that the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and caused interruptions in telephone service in areas with high Internet use, the Federal Communications Commission ("FCC") has declined the request of such carriers to impose access fees on Internet service providers or commercial on-line service providers. If the FCC or state regulatory agencies were to impose such access fees, the costs of transacting business on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease demand for our Internet bank services or increase our cost of doing business, and thus have a material adverse effect on our business, financial condition, results of operations and cash flows.

Internet privacy

         Internet user privacy has become an issue both in the United States and abroad. Numerous bills have been introduced in the House and Senate that would force companies to comply with certain specified core information practices. Such privacy legislation could affect in a materially adverse manner the way in which USABancShares.com is allowed to conduct its Internet bank business, especially those aspects that involve the collection or use of personal information.

USABancShares.com does not intend to pay cash dividends and the ability of vBank to pay cash dividends to USABancShares.com is restricted

         USABancShares.com has never paid or declared a cash dividend and we do not anticipate paying cash dividends in the foreseeable future. USABancShares.com currently intends to retain earnings, if any, to further the development and growth of its business. USABancShares.com's ability to pay dividends to its shareholders is limited by vBank's ability to pay dividends to USABancShares.com. vBank is subject to substantial regulatory restrictions on its ability to pay dividends to USABancShares.com. See "Regulation of USABancShares.com, Inc. and vBank."

We need to maintain adequate capital to support our anticipated growth

         We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To the extent our operations expand, we will be required to support such growth by increasing our capital to acceptable regulatory levels. We expect our operations, including our asset base, to grow substantially as a result of implementing our Internet banking strategy. Accordingly, we may need to raise additional capital in the future to support our operations should they continue to expand. This may be accomplished through the sale of additional securities of USABancShares.com, Inc. including the issuance of additional shares of our common stock. There is no assurance that we will be able to raise additional capital when needed. If we cannot raise additional capital when needed, our business, financial condition, results of operations, capital levels and cash flows will be materially adversely affected. If we issue additional common stock, shareholders of USABancShares.com do not have a right to purchase any new issue of shares of our common stock in order to maintain their proportionate ownership interests in USABancShares.com. Should we choose to raise capital through the sale of our common stock, such action would dilute the ownership and voting power of the outstanding shares and reduce the portion of any dividend and liquidation proceeds payable to the holders of the common stock.

Provisions of our Articles of Incorporation and Bylaws have certain anti-takeover effects

         Certain provisions of our amended and restated articles of incorporation and our bylaws may delay, deter or prevent a change in control of USABancShares.com that is not approved by our board of directors. These provisions include our ability to issue shares of preferred stock in one or more series without further authorization of the shareholders and a majority shareholder approval requirement for certain transactions, including a merger, consolidation, liquidation or disposition of all or substantially all of our assets.

         The voting rights of the shares of common stock are identical to the voting rights of the Class B common stock with one exception: the holders of the shares of common stock are entitled to elect two-thirds of our directors and the holder of the Class B common stock is entitled to elect one third of our directors. Kenneth L. Tepper, our President and Chief Executive Officer, is the sole holder of Class B common stock. This concentration of voting power could have the effect of delaying or preventing a change of control.

         Our articles also give our board of director's broad discretion to evaluate a takeover attempt. In particular, our articles give our board of director's broad discretion to prevent a change of control, including the use of a "poison pill" defense. See "Description of Capital Stock."

Environmental Liabilities

         In the course of the Bank's business, vBank may acquire properties through foreclosure. There is a risk that hazardous substances could be discovered on such properties. Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. There is a risk that we may be required to bear the cost of removing hazardous substances from any affected properties. The cost of such removal could exceed the value of the affected properties or the loans secured by the properties. In addition, we may not have adequate remedies against the prior owner or other responsible parties and may find it difficult or impossible to sell the affected properties.

Item 7. Financial Statements.

         The financial statements of USABancShares.com, Inc., are attached to this report and begin on page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required by this Item is incorporated by reference from the definitive proxy materials of USABancShares.com, Inc., to be filed with the Commission in connection with USABancShares.com, Inc.'s, 2000 Annual Meeting of Shareholders.

Item 10. Executive Compensation.

         The information required by this Item is incorporated by reference from the definitive proxy materials of USABancshares.com, Inc., to be filed with the Commission in connection with USABancShares.com, Inc.'s, 2000 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

         The information required by this Item is incorporated by reference from the definitive proxy materials of USABancShares.com, Inc., to be filed with the Commission in connection with USABancShares.com, Inc.'s, 2000 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference from the definitive proxy materials of USABancShares.com, Inc.'s, 2000 to be filed with the Commission in connection with USABancShares.com, Inc.'s 2000 Annual Meeting of Shareholders.

Item 13. Exhibits, List and Reports on Form 8-K.

         (A) Exhibits

         The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B.)

Exhibit No.

10.1 Employment Agreement between Registrant and Kenneth L. Tepper and Brian M Hartline*
10.2 Employment agreements between Registrant and Craig J. Scher
10.3 Employment agreements between Registrant and Sean Sweeney
10.4 Agreement by and between Kenneth L. Tepper and the registrant dated January 2, 1998**
10.5 Registration Rights Agreement between the Registrant and certain shareholders dated February 13, 1998**.
10.6 Warrant Agreement between the Registrant and Sandler O'Neill dated February 13, 1998**
10.7 Agreement by and between USABancshares.com, Inc. and Earthlink and
     Systemax*
11 Computation of Per Share Earnings (Included in Financial Statements on Page F-21)
21   Subsidiaries of the Corporation
23   Consent of Independent Certified Public Accountants
27   Financial Data Schedule
------------------------------------

* Incorporated by reference from the Registration Statement on Form SB-2 of the Registrant, as amended, Registration No. 33-92506.

**Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

         (B) Reports on Form 8-K

         USABancShares.com, Inc.did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on March 30, 2000.

                                  USABANCSHARES.COM, INC.


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



March 30, 2000                 /s/ George M. Laughlin
                               ------------------------------------------------
                               George M. Laughlin
                               Chairman of the Board


March 30, 2000                 /s/ Kenneth L. Tepper
                               ------------------------------------------------
                               Kenneth L. Tepper
                               President, Chief Executive Officer and Director


March 30, 2000                 /s/ Clarence L. Rader
                               ------------------------------------------------
                               Clarence L. Rader
                               Director


March 30, 2000                 /s/ George C. Fogwell, III
                               ------------------------------------------------
                               George C. Fogwell, III
                               Director


March 30, 2000                 /s/ John A. Gambone
                               ------------------------------------------------
                               John A. Gambone
                               Director


March 30, 2000                 /s/ Brian M. Hartline
                               ------------------------------------------------
                               Brian M. Hartline
                               Director

March 30, 2000                 /s/ Carol J. Kauffman
                               ------------------------------------------------
                               Carol J. Kauffman
                               Director



March 30, 2000                 /s/ Wayne O. Leevy
                               ------------------------------------------------
                               Wayne O. Leevy
                               Director


March 30, 2000                 /s/ Daniel Stechow
                               ------------------------------------------------
                               Daniel Stechow
                               Director

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

                                C O N T E N T S

                                                                           Page
                                                                          ------


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ....................    F-3


FINANCIAL STATEMENTS


         CONSOLIDATED BALANCE SHEETS ...................................   F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS .........................   F-5

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
         EQUITY AND COMPREHENSIVE INCOME (LOSS) ........................   F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS .........................   F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................   F-8

Board of Directors
USABancShares.com, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of USABancShares.com, Inc., and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of USABancShares.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USABancShares.com, Inc., and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


February 25, 2000

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                      (in Thousands, except per share data)





                                                                                            December 31,           December 31,
                                                                                                1999                   1998
                                                                                            ------------           ------------

ASSETS
Cash and due from banks                                                                     $   3,813              $   1,335
Interest-bearing deposits with banks                                                              821                  7,706
Securities available-for-sale                                                                  37,478                 28,389
Securities held-to-maturity (fair value: 1999 - $55,195;
  1998 - $15,951)                                                                              60,337                 15,755
Federal Home Loan Bank of Pittsburgh (FHLB) Stock                                               4,011                  3,523
Loans receivable, net                                                                         197,623                102,138
Premises and equipment, net                                                                     2,851                  2,023
Accrued interest receivable                                                                     2,906                  1,633
Other real estate                                                                                   -                     66
Goodwill, net                                                                                      70                     69
Deferred income taxes                                                                           1,475                    573
Bank owned life insurance                                                                       5,149                      -
Other assets                                                                                    6,801                  1,896
                                                                                            ---------              ---------
    Total assets                                                                            $ 323,335              $ 165,106
                                                                                            =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                                    $ 5,168                $ 1,439
    NOW                                                                                         4,692                    846
    Money Market                                                                                  973                  2,345
    Savings and Passbook                                                                       19,271                  5,281
    Time                                                                                      224,934                104,476
                                                                                            ---------              ---------
     Total deposits                                                                           255,038                114,387
Borrowed funds:
    Short term borrowings                                                                           -                  6,106
    Long term borrowings                                                                       35,000                 25,000
    Guaranteed preferred beneficial interests in subordinated debt                             10,000                      -
    Collateralized borrowings                                                                       -                  4,199
Accrued interest payable                                                                        4,132                    399
Accrued expenses and other liabilities                                                          1,237                  1,418
                                                                                            ---------              ---------
    Total liabilities                                                                         305,407                151,509

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                               -                      -
Common stock, $1.00 par value; 10,000,000 authorized shares;
    5,423,784 shares issued and outstanding in 1999; 2,007,392 shares issued and outstanding in 1998; and 216,460 and 108,230 shares of converted and un-issued Class B common stock in 1999 and 1998, respectively actual
    5,640,244 shares issued and outstanding in 1999, as adjusted
    actual 2,115,622 shares issued and outstanding in 1998, as adjusted                         5,640                  2,116
Additional paid-in capital                                                                     15,368                 10,683
Accumulated (deficit) earnings                                                                 (1,378)                 1,112
Accumulated other comprehensive (loss) - unrealized
    depreciation on securities available-for-sale                                              (1,702)                  (314)
                                                                                            ---------              ---------
    Total stockholders' equity                                                                 17,928                 13,597
                                                                                            ---------              ---------
        Total liabilities and stockholders' equity                                          $ 323,335              $ 165,106
                                                                                            =========              =========


The accompanying notes are an integral part of these consolidated financial statements.


                                   (Continued)

         USABANCSHARES.COM, INC. AND SUBSIDIARIES
          Consolidated Statements of Operations
           (in Thousands, except per share data)



                                                         Year ended December 31,
                                                         -----------------------
                                                             1999         1998
                                                          ---------     --------
Interest income:
    Loans                                                  $ 14,609      $ 9,028
    Investment securities                                     6,934        3,015
    Interest-bearing deposits and other                         327          309
                                                           ---------     -------
        Total interest income                                21,870       12,352

Interest expense:
    Deposits                                                 10,671        5,266
    Borrowed funds                                            2,439        1,188
                                                           ---------     -------
        Total interest expense                               13,110        6,454
                                                           ---------     -------
Net interest income                                           8,760        5,898
Provision for loan losses                                     1,175          510
                                                           ---------     -------
Net interest income after provision for loan losses           7,585        5,388

Non-interest income:
    Service fee income                                          183           94
    Gain on sales of investment securities                       31          378
    Gain on sales of loans receivable                         1,402            -
    Gain on sale of other real estate                            64            -
    Brokerage operations (loss) gain                           (257)         141
    Other                                                       344          146
                                                           ---------     -------
        Total non-interest income                             1,767          759

Non-interest expense:
    Salaries and employee benefits                            3,640        1,539
    Net occupancy expense                                       787          523
    Professional fees                                           860          275
    Office expenses                                             406          270
    Data processing fees                                        611          199
    Advertising expense                                       3,832          177
    Insurance expense                                           111           68
    Travel expense                                              366           54
    Loan servicing expense                                      114            -
    Internet content expense                                    237            -
    Other operating expenses                                  1,466          595
                                                           ---------     -------
        Total non-interest expense                           12,430        3,700
                                                           ---------     -------

(Loss) income before income tax (benefit) expense            (3,078)       2,447
Income tax (benefit) expense                                   (588)         957
                                                           ---------     -------
Net (loss) income                                          $ (2,490)     $ 1,490
                                                           =========     =======

(Loss) earnings per share - basic (1)                      $  (0.54)     $  0.38
                                                           =========     =======

(Loss) earnings per share - diluted (1)                    $  (0.54)     $  0.36
                                                           =========     =======



The accompanying notes are an integral part of these consolidated financial statements.

(1) All per share data has been adjusted to reflect all stock dividends and stock splits.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
           Consolidated Statement Of Changes In Stockholders' Equity
                         And Comprehensive Income (Loss)
                                 (in Thousands)


                                                                                      Accumulated
                                                     Additional                           other             Total
                                         Common      paid-in       Accumulated       comprehensive     stockholders'   Comprehensive
                                         Stock       capital    earnings (deficit)   income (loss)         equity      income (loss)
                                         ------      --------   ------------------   -------------         ------      -------------
Balances, December 31, 1997              $814         $4,828        $(378)              $102               $5,366

Net income                                  -              -        1,490                  -                1,490          $1,490

Other comprehensive loss,
  net of reclassification
  adjustments and taxes                     -              -            -               (416)                (416)           (416)
                                                                                                                           ------

Total comprehensive
  income                                                                                                                   $1,074
                                                                                                                           ======

Private placement
  offering                                769          6,341            -                  -                7,110

Exercise of stock options                   9             38            -                  -                   47

33% stock dividend                        524           (524)           -                  -                    -
                                       ------        -------       ------             ------              -------

Balance, December 31, 1998             $2,116        $10,683       $1,112              $(314)             $13,597

Net loss                                    -              -       (2,490)                 -               (2,490)        $(2,490)

Other comprehensive loss,
  net of reclassification
  adjustments and taxes                     -              -            -             (1,388)              (1,388)         (1,388)
                                                                                                                           ------

Total comprehensive
  loss                                                                                                                    $(3,878)
                                                                                                                          =======

Secondary offering                      1,400          6,675            -                  -                8,075

Warrants                                    -            109            -                  -                  109

Exercise of stock options                   9             16            -                  -                   25

100% stock dividend                     2,115         (2,115)           -                  -                    -
                                       ------        -------       ------             ------              -------

Balance, December 31, 1999             $5,640        $15,368      $(1,378)           $(1,702)             $17,928
                                       ======        =======      =======            =======              =======


The accompanying notes are an integral part of these consolidated financial statements.


                                   (Continued)

                USABANCSHARES.COM, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             (in Thousands)

                                                                          Year ended December 31,
                                                                          ------------------------------------------------
                                                                                   1999                     1998
                                                                          -----------------------  -----------------------
Cash flows from operating activities:
    Net  (loss) income                                                       $ (2,490)                  $ 1,490
    Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
    Provision for possible loan losses                                          1,175                       510
    Depreciation and amortization                                                 418                       219
    Fixed asset writedown for obsolescence                                        266                         -
    (Increase) decrease of goodwill                                                (1)                       11
    Net accretion of discounts on purchased loan portfolios                      (952)                   (1,306)
    Net accretion amortization of securities discount/premiums                   (155)                       (9)
    Net gains on sale of securities                                               (31)                     (378)
    Net gains on sale of loan assets                                           (1,402)                        -
    Net gains on sale of real estate owned                                        (64)                        -
    Increase in accrued interest receivable                                    (1,273)                     (786)
    Increase in deferred tax asset                                               (902)                     (166)
    Increase in bank owned life insurance                                        (149)                        -
    Increase  in other assets                                                  (4,905)                     (977)
    Increase in accrued interest payable                                        3,733                       324
    (Decrease) increase in accrued expenses and other liabilities                 (31)                      645
                                                                             ---------                  --------
      Net cash used in operating activities                                    (6,763)                     (423)
                                                                             ---------                  --------

Cash flows from investing activities:
    Investment securities available for sale
         Purchases                                                            (47,484)                  (29,512)
         Sales                                                                  2,688                     9,286
         Maturities and principal repayments                                    2,307                     1,250
    Investment securities held to maturity
         Purchases                                                            (23,262)                   (8,012)
         Sales                                                                  1,200                     1,444
         Maturities and principal repayments                                   10,880                     5,580
    Purchases of FHLB Stock                                                      (488)                   (2,622)
    Purchase of bank owned life insurance                                      (5,000)                        -
    Increase (decrease) in interest bearing deposits with banks                 6,885                    (3,731)
    Principal payments on loans                                                63,424                    23,631
    Purchases of loans                                                       (105,909)                  (38,428)
    Originations of loans                                                     (53,000)                  (30,543)
    Decrease (increase) in other real estate, net                                  66                       (66)
    Purchases of premises and equipment                                        (1,512)                   (1,089)
                                                                             ---------                  --------
      Net cash used in investing activities                                  (149,205)                  (72,812)
                                                                             ---------                  --------

Cash flows from financing activities:
    Net increase in deposits                                                  140,651                    43,913
    Net (decrease) increase in borrowings                                        (305)                   22,667
    Common equity offering proceeds, net                                        8,075                     7,110
    Exercise of stock options                                                      25                        47
    Trust preferred proceeds                                                   10,000                         -
                                                                             ---------                  --------
      Net cash provided by financing activities                               158,446                    73,737
                                                                             ---------                  --------

    Net increase in cash and cash equivalents                                   2,478                       502

    Cash and cash equivalents, beginning                                        1,335                       833
                                                                             ---------                  --------

    Cash and cash equivalents, end                                            $ 3,813                   $ 1,335
                                                                             =========                  ========

Supplemental disclosure of cash flow information

Cash paid during the year for
    Interest                                                                  $ 9,377                   $ 6,137
                                                                             =========                  ========

    Income taxes                                                                $ 444                     $ 975
                                                                             =========                  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


NOTE A - ORGANIZATION

    USABancShares.com, Inc. ("USABancShares.com") is a registered bank holding company and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. USABancShares.com through its subsidiaries, vBank, USACapital, Inc. ("USACapital"), USACredit, Inc. ("USACredit") USARealEstate, Inc., and USA Capital Trust I (the "Trust") provides a full range of banking and non-depository services through the Internet on a national basis, and retail channels to the Philadelphia market area.

    USABancShares.com was organized in November 1995 to facilitate the acquisition of People's Thrift Savings Bank, which changed its name to vBank in July 1999.

    vBank is a Pennsylvania chartered stock savings institution which acquires deposits and provides loans primarily to commercial businesses or for commercial properties. vBank competes with other on-line financial service providers, commercial banks, brokerage firms, insurance companies, savings banks, and credit unions for such products and services.

    vBank is subject to regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, vBank's business is particularly susceptible to being affected by state and federal legislation and regulations.

    USACapital is a broker dealer registered with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers ("NASD"). USACapital conducts business through its clearing brokers for its proprietary accounts as well as its on-line presence USAForce.com. USACapital introduces customer accounts on a fully disclosed basis to clearing brokers and earns revenues and incurs expenses from activities on those accounts. The clearing and depository operations for USACapital's customer accounts and proprietary accounts are performed by its clearing brokers pursuant to clearance agreements.

    USACredit is a Pennsylvania corporation which owns a minority (20%) interest in a Delaware limited liability company in the business of purchasing judgements, deficiencies, and charge-offs, and pursuing collections on such claims. USACredit also provides on-line leasing arrangements for telecommunication, equipment and office products.

    USARealEstate, Inc. is a Pennsylvania corporation that acquires and manages foreclosed real estate property from vBank for the purpose of eventual liquidation of the property.

    USA Capital Trust I is a Delaware statutory business trust with the exclusive purpose of issuing and selling trust securities and using the proceeds from the sale of the Trust securities to acquire the Junior Subordinated Debenture's issued by USABancShares.com. The sole asset of the Trust will be the Junior Subordinated Debentures.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1. Basis of Financial Statement Presentation

    The accounting and reporting policies of USABancShares.com and its subsidiaries conform with generally accepted accounting principles and

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    predominant practices within the banking industry. All significant inter-company balances and transactions have been eliminated.

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

    In 1998, USABancShares.com adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about USABancShares.com and its subsidiaries' operating segments. Management has determined USABancShares.com operates in three business segments, namely, Internet banking, community banking and broker dealer operations. (see Note T - Segment Reporting).

    2. Investment Securities

    USABancShares.com accounts for its investment securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. USABancShares.com classifies its securities as held for investment purposes (held to maturity) and available for sale. Investment securities for which USABancShares.com has the ability and intent to hold until maturity are classified as held to maturity. These investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts on a straight-line basis, which is not materially different from the effective interest method.

    Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between a security's amortized cost and fair value is charged/credited directly to shareholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of securities are recognized in the consolidated statements of operations upon sale. USABancShares.com had no securities held for trading purposes at December 31, 1999 and 1998.

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    On April 1, 1999, USABancShares.com adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137. Based on USABancShares.com's minimal use of derivatives at the current time, the adoption of SFAS No. 133, as amended by SFAS No. 137, had no impact on the financial position or results of operations of USABancShares.com. Coinciding with the adoption of this standard, USABancShares.com transferred $33,400,000 of investment securities from available for sale to held to maturity. An unrealized loss of $817,000 associated with the transferred securities is being accreted back into the carrying value of the securities over the estimated remaining life of the securities. $21,000 was accreted during 1999.

    3. Loans and Allowance for Possible Loan Losses

    Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. USABancShares.com's management maintains the allowance for possible loan losses at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio after consideration of appraised collateral values, financial condition of the borrowers, and prevailing and anticipated economic conditions. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made on a periodic basis during the year by senior management.

    Interest on loans is credited to operations primarily based upon the principal amount outstanding. When management believes there is sufficient doubt as to the ultimate collectability of interest on any loan, the accrual of applicable interest is discontinued. Interest income is subsequently recognized only to the extent cash payments are received. Net loan origination fees and loan discounts on purchased loan pools are deferred and amortized over the life of the related loan using the level yield method. The net loan origination fees recognized as yield adjustments are reflected in total interest income in the consolidated statement of operations. The unamortized balance of loan origination net fees is reported in the consolidated balance sheet as part of unearned income; the unamortized portion of discounts on purchased loans reduces the carrying value of loans receivable on the consolidated balance sheet.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    USABancShares.com accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

    4. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    USABancShares.com accounts for its transfers and servicing of financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125. This standard provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishments of liabilities.

    5. Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Building and leasehold improvements are amortized over the term of the leases or estimated useful lives, whichever is shorter. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets.

    6. Goodwill

    Goodwill is stated at cost less accumulated amortization, and is being amortized on the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, USABancShares.com estimates the value of and the estimated undiscounted future net income expected to be generated by the related subsidiaries to determine that no impairment has occurred.

    USABancShares.com accounts for impairment under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This standard provides accounting guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed.

    7. Other Real Estate

    Properties acquired by foreclosure are other real estate ("ORE") and are recorded at the lower of recorded investment in the related loan or fair value based on appraised value at the date actually or constructively received less estimated cost to sell. Loan losses arising from the acquisition of such properties are charged against the allowance for possible loan losses. Subsequent adjustments to the carrying values of ORE properties are charged to operating expense.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    8. Income Taxes

         USABancShares.com recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on their difference between the financial statement carrying amounts and the tax basis of assets and liabilities. USABancShares.com files a consolidated federal income tax return as the Parent. Federal income taxes are calculated as if the subsidiaries filed on a separate return basis, and the amount of the current tax calculated is remitted to USABancShares.com. If losses are generated on a consolidated basis, any benefit associated with the loss is first applied to vBank. The amount of the current and deferred taxes payable or refundable is recognized as of the date of the financial statements for the changes in deferred tax liabilities or assets between years.

    9. Per Share Amounts

         USABancShares.com follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 eliminated primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share ("diluted EPS") in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share ("basic EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average actual shares or per share information in the financial statements have been adjusted retroactively for the effect of a stock dividend.

    10. Comprehensive Income

         USABancShares.com follows the provisions of SFAS No. 130, Reporting Comprehensive Income. This standard establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period.


                                   (Continued)

                      USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The income tax effects allocated to comprehensive income (loss) is as follows, for the year indicated:


                                                   December 31, 1999                            December 31, 1998
                                      -------------------------------------------   ------------------------------------------
                                                                       Net of                                       Net of
                                       Before tax         Tax            tax        Before tax         Tax            tax
                                         amount         benefit        amount         amount         benefit        amount
                                      -------------   ------------   ------------   ------------   ------------   ------------
(in Thousands)
Unrealized holding gains
   (losses) arising during period         $ (2,306)         $ 899       $ (1,407)      $ (1,038)         $ 388         $ (650)
Less reclassification
   adjustment for (losses) gains
   realized in net income                      (31)            12            (19)          (378)           144           (234)
                                      -------------   ------------   ------------   ------------   ------------   ------------

Other comprehensive income
   (loss), net                            $ (2,275)         $ 887       $ (1,388)        $ (660)         $ 244         $ (416)
                                      =============   ============   ============   ============   ============   ============

    11.  Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand and amounts due from banks.

    12.  Advertising Costs

         USABancShares.com expenses advertising costs as incurred.

    13.  Restrictions on Cash and Due from Banks

         As of December 31, 1999, USABancShares.com did not maintain reserves (in the form of deposits with the Federal Home Loan Bank ("FHLB")). As of December 31, 1999, USACapital has $100,000 segregated in special reserve bank accounts as required by the clearing organizations.

    14.  Bank Owned Life Insurance

         During 1999, USABancShares.com entered into a $5,000,000 investment of bank owned life insurance ("BOLI"). BOLI involves the purchasing of life insurance by USABancShares.com on a chosen group of employees. USABancShares.com is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Bank, is profitable to USABancshares.com. This profitability is used to offset a portion of future benefit cost increases of USABancShares.com. Earnings from BOLI are recognized as other income.

    15. Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements - Continued

                           December 31, 1999 and 1998


NOTE C - PRIVATE PLACEMENT

         On February 18, 1998, USABancShares.com issued 769,231 shares of its common shares in conjunction with a private placement offering (the "offering"). Total cash received was $7.1 million, net of offering costs of $390,000.

         In connection with the offering, USABancShares.com granted warrants convertible for a period of five years into 3.25% of USABancShares.com common stock on the date of conversion. The number of warrants will be adjusted for stock splits, stock dividends and the issuance of additional shares so as to maintain the holder's ownership of the fully diluted common stock at 3.25% for a period of three years from the close of the offering.

NOTE D - TRUST PREFERRED

         On March 9, 1999, USABancShares.com issued $10,000,000 principal amount of 9.50% junior subordinated deferrable interest debentures due March 5, 2029(the debentures) to USA Capital Trust I (the "Trust"), a Delaware business trust, in which USABancShares.com owns all the common equity. The debentures are the sole asset of the Trust. The Trust issued $10,000,000 of Trust preferred securities to investors. USABancShares.com's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by USABancShares.com of the Trust's obligations under the Trust preferred securities. Although the subordinated debentures will be treated as debt of USABancShares.com, they currently qualify for Tier 1 capital treatment, subject to certain limitations. The Trust preferred securities are callable by USABancShares.com on or after March 15, 2009, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. The Trust preferred securities must be redeemed upon maturity of the debentures in 2029.

NOTE E - SECONDARY OFFERING

         On September 30, 1999, USABancShares.com issued 1,400,000 common shares in a secondary public offering. USABancShares.com issued these share at $6.75, with net proceeds of $8.1 million, subsequent to offering costs of $1.4 million.



                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE F - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses and fair market value of USABancShares.com's investment securities available-for-sale and held-to-maturity are as follows:


                                                            December 31, 1999
                                     -----------------------------------------------------------------
(in Thousands)
                                                          Gross            Gross        Approximate
                                       Amortized       Unrealized       Unrealized          Fair
                                          Cost            Gains           Losses           Value
                                     ---------------  --------------   --------------  ---------------

Available-for-Sale
U.S. Government and agency
         securities                         $ 1,399             $ -            $ (51)         $ 1,348
Mortgage-backed securities                    9,101               -             (457)           8,644
Corporate securities                         19,326               6             (311)          19,021
Trust preferred securities                    7,588               -             (608)           6,980
Other securities                              2,058               2             (575)           1,485
                                     ---------------  --------------   --------------  ---------------
Total Available-for-Sale                   $ 39,472             $ 8         $ (2,002)        $ 37,478
                                     ===============  ==============   ==============  ===============

Held-to-Maturity
U.S. Government and agency
         securities                         $ 5,694             $ -           $ (262)         $ 5,432
Mortgage-backed securities                    6,514               8             (152)           6,370
Corporate obligations                        16,079               -           (1,355)          14,724
Trust preferred securities                   29,676             139           (3,595)          26,220
Municipal securities                          3,170               -             (321)           2,849
                                     ---------------  --------------   --------------  ---------------
Total Held-to-Maturity                     $ 61,133           $ 147         $ (5,685)        $ 55,595
                                     ===============  ==============   ==============  ===============

                                                               December 31, 1998
                                     -----------------------------------------------------------------
(in Thousands)
                                                          Gross            Gross        Approximate
                                       Amortized       Unrealized       Unrealized          Fair
                                          Cost            Gains           Losses           Value
                                     ---------------  --------------   --------------  ---------------

Available-for-Sale
Mortgage-backed securities                  $ 2,628             $ -             $ (8)         $ 2,620
Corporate securities                          1,322              13              (89)           1,246
Trust preferred securities                   22,987             243             (605)          22,625
Other securities                              1,957               -              (59)           1,898
                                     ---------------  --------------   --------------  ---------------
Total Available-for-Sale                   $ 28,894           $ 256           $ (761)        $ 28,389
                                     ===============  ==============   ==============  ===============

Held-to-Maturity
U.S. Government and agency
         securities                         $ 1,201             $ 1              $ -          $ 1,202
Mortgage-backed securities                    5,650             104               (1)           5,753
Municipal securities                          3,166              69                -            3,235
Trust preferred securities                    2,313              65                -            2,378
Other securities                              3,425              14              (56)           3,383
                                     ---------------  --------------   --------------  ---------------
Total Held-to-Maturity                     $ 15,755           $ 253            $ (57)        $ 15,951
                                     ===============  ==============   ==============  ===============

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE F - INVESTMENT SECURITIES - Continued

    The amortized cost and fair market value of investment securities, by contractual maturity, as of December 31, 1999, are shown below.

(in Thousands)                                      Available-for-Sale                             Held-to-Maturity
                                         -------------------------------------------   --------------------------------------------
                                                                         Weighted                                       Weighted
                                         Amortized      Approximate      Average        Amortized     Approximate       Average
                                            Cost        Fair Value        Yield           Cost         Fair Value        Yield
                                         ------------  --------------  -------------   ------------  ---------------  -------------
Due within one year                         $  2,546        $  2,487          11.86%      $    746         $    726           9.77%
Due after one year through five years         14,029          13,874           9.04          7,023            6,663          11.62
Due after five years through ten years         4,150           4,008           8.25         10,628            9,626          10.60
Due after ten years                            7,588           6,980           8.97         36,220           32,211           8.59
Mortgage-backed securities                     9,101           8,644           6.79          6,516            6,369           7.41
Equity Securities                              2,058           1,485              -              -                -              -
                                         ------------  --------------                  ------------  ---------------
                                            $ 39,472        $ 37,478                      $ 61,133         $ 55,595
                                         ============  ==============                  ============  ===============

    Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In 1999 and 1998, USABancShares.com sold securities which were classified as held-to-maturity due to unforeseen circumstances that could not have been anticipated.

    Proceeds on the sale of investment securities classified as held-to-maturity were $1.2 million in 1999 and $1.4 million in 1998. Proceeds on the sale of investment securities classified as available-for-sale were $2.7 million in 1999 and $9.3 million in 1998. Gross gains of $76,000 and gross losses of $45,000 were realized on 1999 sales. Gross gains of $393,000 and gross losses of $15,000 were realized on 1998 sales.

NOTE G - LOANS RECEIVABLE

    Loans outstanding by classification are as follows:

                                                                   December 31,                    December 31,
                                                         -------------------------------  -------------------------------
(in Thousands)                                               1999              %              1998               %
                                                         -------------------------------  -------------------------------
Real Estate:
   1-4 family residential properties                          $ 31,729             15.9%       $ 33,287             32.2%
   Commercial real estate                                      143,428             71.7          66,351             64.2
   Multifamily residential properties                            7,726              3.9           1,446              1.4
Construction                                                     9,467              4.7             992              1.0
Commercial and industrial                                        4,688              2.3             986              1.0
Consumer                                                         2,967              1.5             243              0.2
                                                         --------------  ---------------  --------------   --------------

    Total loans, net of discount                             $ 200,005            100.0%       $ 103,305           100.0%
                                                         ==============  ===============  ==============   ==============

    Deferred loan fees                                            (267)                            (116)
    Allowance for loan losses                                   (2,115)                          (1,051)
                                                         --------------                   --------------

    Net loans                                                $ 197,623                        $ 102,138
                                                         ==============                   ==============

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE G - LOANS RECEIVABLE - Continued

    At December 31, 1999 and 1998, loans outstanding to certain officers and directors of vBank and their affiliated interests amounted to $4.9 million and $2.5 million, respectively. An analysis of activity in loans to related parties at December 31, 1999 and 1998, resulted in new loans of $2.8 million and $2.7 million respectively, and reductions of $400,000 and $483,000 respectively, representing payments.

    An analysis of the allowance for possible loan losses is as follows:


(in Thousands)

                                           For the twelve months ended December 31,
                                                1999                      1998
                                        ---------------------      --------------------
Balance at beginning of period                        $1,051                    $  568
   Provision for loan losses                           1,175                       510
   Charge-offs                                          (141)                      (43)
   Recoveries                                             30                        16
                                        ---------------------      --------------------
Balance at end of period                              $2,115                    $1,051
                                        =====================      ====================

    Included in loans receivable are non-accrual loans of $1.3 million and $1.8 million at December 31, 1999 and 1998, respectively. Interest income that would have been recorded in the financial statements had the non-accrual loans been performing in accordance with their terms would have been $91,000 and $140,000 in 1999 and 1998, respectively.

    Also, included in loans receivable are loans past due 90 days or more and accruing in the amount of $0 and $152,000 at December 31, 1999 and 1998, respectively, which have not been classified as non-accrual due to management's belief that the loans are well-secured and in the process of collection.

NOTE H - PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

                                                                                    At December 31,
                                                                                   --------------------------------
(in Thousands)                                                   useful lives                1999             1998
                                                               -----------------   ---------------    -------------
Building                                                             31.5 years            $  754           $  754
Premises and improvements                                         5 to 20 years             1,246              726
Furniture and equipment                                            5 to 7 years             1,504              969
                                                                                   ---------------    -------------
                                                                                            3,504            2,449

   Less accumulated depreciation and amortization                                            (653)            (426)
                                                                                   ---------------    -------------

                                                                                          $ 2,851          $ 2,023
                                                                                   ===============    =============

    Depreciation and amortization charged to operations was $418,000 and $219,000 for the years ended December 31, 1999 and 1998, respectively.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE I- DEPOSITS

    The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $149.4 million and $34.7 million at December 31, 1999 and 1998, respectively.

    At December 31, 1999, the schedule of maturities of certificates of deposit is as follows:


(in Thousands)

2000                                            $142,907
2001                                              44,860
2002                                              15,996
2003                                              10,564
2004                                               9,475
Thereafter                                         1,132
                                          ---------------

                                                $224,934
                                          ===============

NOTE J - BORROWINGS

    At December 31, 1999, vBank had five callable fixed-rate advances outstanding with the FHLB. The callable advances mature within five to ten years with call options ranging from 4 months to 45 months. The interest rates on the callable advances range from 4.84% to 6.31% with a weighted average interest rate of 5.61% at December 31, 1999.

    The following table sets forth certain information regarding vBank's FHLB advances, at or for the period ended December 31:

                                                           1999         1998
                                                           ----         ----
    (in thousands)

    Balance outstanding, December 31                     $35,000      $30,000
    Average balance outstanding during year               32,018       22,482
    Weighted average interest rate for the period          5.31%        5.29%
    Maximum outstanding balance at any month end          35,000       31,000

    No collateralized borrowings were outstanding at December 31, 1999. At December 31, 1998 vBank had $4.2 million in collateralized borrowings that represent participations by other banks in certain loans; such amounts are non-interest bearing.

    No credit facilities were available at December 31, 1999. At December 31, 1998 USABancShares.com had three line of credit facilities with local financial institutions totaling $2.0 million. The aggregate outstanding balance on the lines of credit at December 31, 1998 was $1.1 million. The interest rates paid on these advances are floating, prime based rates, ranging from prime to prime plus one percentage point, with the average interest rate at December 31, 1998 equaling 8.21%.

NOTE K - STOCKHOLDERS' EQUITY

    In connection with the formation of USABancShares.com, the President & CEO

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE K - STOCKHOLDERS' EQUITY - Continued

      purchased 10,000 shares, par value $.01, of Class B Common Stock for $500. These shares mandatorily convert into ten percent of the then issued shares of Common Stock on January 1, 2001. As a result of the mandatory conversion provision, the Class B Common Stock is deemed converted for financial statement purposes.

      On August 17, 1998, USABancShares.com paid a 33% stock dividend on its common stock to stockholders of record as of August 3, 1998.

      On June 15, 1999, USABancShares.com paid a 100% stock dividend on its common stock to stockholders of record as of June 1, 1999.

NOTE L - EMPLOYEE BENEFIT PLANS

      On October 1, 1999, USABancShares.com began a defined contribution 401(k) plan (the "Plan") covering eligible employees. Participants may contribute up to 15% of their salary to a maximum of $10,000. USABancShares.com will match fifty percent of contributions up to six percent of eligible compensation per year. Contributions for the year ended December 31, 1999 were $12,000. USABancShares.com's previous 401(k) plan was terminated in January 1999, and all funds were distributed to employees.

NOTE M - INCOME TAXES

    The components of income tax (benefit)expense are as follows:

                                                                  At December 31,
                                                         -----------------------------------
(in Thousands)                                                      1999               1998
                                                         ----------------   ----------------
Federal
     Current                                                      $ (582)             $ 935
     Deferred                                                         (6)              (165)
     Benefit applied to reduce goodwill                                -                  -
                                                         ----------------   ----------------
                                                                    (588)               770
State
     Current                                                           -                187
     Benefit applied to reduce goodwill                                -                  -
                                                         ----------------   ----------------
                                                                       -                187
                                                         ----------------   ----------------

Income tax (benefit) expense                                      $ (588)             $ 957
                                                         ================   ================





                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE M - INCOME TAXES - Continued

    The reconciliation of the tax computed at the statutory federal rate was as follows:

                                                                   At December 31,
                                                         -----------------------------------
(in Thousands)                                                      1999               1998
                                                         ----------------   ----------------
Tax (benefit) expense at statutory rate                         $ (1,098)             $ 832
Increase (decrease) in taxes resulting from
   tax-exempt income                                                (111)               (76)
Nondeductible expenses, including goodwill and
   meals and entertainment                                            21                 31
Increase in valuation allowance                                      493                  -
State income taxes, net of federal income
   tax benefit                                                         -                124
Other, net                                                           107                 46
                                                         ----------------   ----------------
Income tax (benefit) expense                                      $ (588)             $ 957
                                                         ================   ================

    Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of USABancShares.com's assets and liabilities. Cumulative temporary differences are as follows at December 31,:

(in Thousands)                                                      1999               1998
                                                         ----------------   ----------------
Deferred tax assets
   Allowance for possible loan losses                              $ 664              $ 346
   Deferred compensation                                              21                 24
   Unrealized losses on securities available-for-sale              1,088                191
   State net operating losses                                        170                  -
   Valuation allowance                                              (493)                 -
   Other                                                              25                 12
                                                         ----------------   ----------------

Net deferred tax asset                                           $ 1,475              $ 573
                                                         ================   ================

    A valuation allowance has been recorded for deferred tax assets that USABancShares.com believes will more likely than not expire before the benefit can be realized.



                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE N - EARNINGS PER SHARE

    The following table illustrates the reconciliation of the basic and diluted EPS computations.

                                                                             Year ended December 31,
                                                                       ------------------------------------
(in Thousands, except per share data)
                                                                             1999               1998
                                                                       -----------------  -----------------
Basic EPS Computation:
    Numerator - Net (loss) earnings                                            $ (2,490)           $ 1,490
    Denominator - Weighted average shares outstanding                             4,591              3,972
                                                                       -----------------  -----------------
Basic (loss) earnings per share (1)                                            $  (0.54)           $  0.38
                                                                       =================  =================

Diluted EPS Computation:
    Numerator - Net (loss) earnings                                            $ (2,490)           $ 1,490
    Denominator - Weighted average shares outstanding                             4,591              3,972
    Effect of dilutive securities                                                     -                133
                                                                       -----------------  -----------------
Diluted (loss) earnings per share (1)                                          $  (0.54)           $  0.36
                                                                       =================  =================


(1) All per share data has been adjusted to reflect all stock dividends and stock splits.

      For the year ended December 31, 1999 no options or warrants to purchase common stock were included in the computation of diluted EPS due to USABancShares.com generating a loss. Options to purchase 124,000 shares of common stock with exercise prices ranging from $5.64 to $15.00 per share were outstanding during 1998 and were not included in the computation of diluted EPS because the options exercise price were greater than the average market price of the common shares.

NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK

      vBank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notational amounts of those instruments reflect the extent of involvement vBank has in particular classes of financial instruments.

      vBank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notational amount of those instruments. vBank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.






                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK - Continued

    Unless noted otherwise, vBank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                           At December 31,
                                                                                           ---------------
                                                                                       1999              1998
                                                                                       ----              ----
     (in Thousands)
       Financial instruments whose contract amounts represent credit risk
       Commitments to extend credit                                                   $4,333           $1,070
       Standby letters of credit and financial guarantees written                        404            1,098

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. vBank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by vBank upon extension of credit, is based on management's credit evaluation.

    Standby letters of credit are conditional commitments issued by vBank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

    vBank's originated loan portfolio primarily consists of loans secured by real estate in the greater Delaware Valley region. vBank's acquired loan portfolio consists of individual loans and loan pools throughout the domestic United States purchased at sales conducted by governmental agencies and large financial institutions. vBank, as with any lending institution, is subject to the risk that real estate values in the primary lending area will deteriorate, thereby potentially impairing collateral values in the primary lending area. However, management believes that real estate values are presently stable in its primary lending area and that loan loss allowances have been provided in amounts commensurate with its current perception of the foregoing risks of the portfolio.

NOTE P - COMMITMENTS AND CONTINGENCIES

    1. Leases

    USABancShares.com has entered into operating lease arrangements for branch facilities. USABancShares.com is responsible for pro-rata operating expense escalations.




                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE P - COMMITMENTS AND CONTINGENCIES - Continued

    As of December 31, 1999, future approximate minimum rental payments are as follows, (in Thousands):

       2000                                                       $200
       2001                                                        220
       2002                                                        224
       2003                                                        227
       2004                                                        233
       Thereafter                                                  361
                                                                ------
                                                                $1,465
                                                                ======
    The above amount represents minimum rentals not adjusted for possible future increases due to escalation provisions and assumes that all option periods will be exercised by vBank or USABancShares.com. Rent expense for the years ended December 31, 1999 and 1998, amounted to $109,000 and $147,000, respectively.

    2. Employee Agreements

    USABancShares.com has employment agreements with certain key executives that provide severance pay benefits if there is a change in control of USABancShares.com. The agreements will continue in effect on a year-to-year basis until terminated or not renewed by USABancShares.com or key executives. Upon a change in control, vBank and USABancShares.com shall continue to pay the key executives' salaries per the agreements and certain benefits for the agreed upon time periods. The maximum contingent liability under the agreements at December 31, 1999 was approximately $2.0 million.

    In connection with the private placement offering (Note C), USABancShares.com and the President & CEO have entered into an agreement whereby USABancShares.com has the option to pay $150,000 per year for each of the three years beginning in 1998 in exchange for the President agreeing to waive any future exercise of the non-dilutive feature of the Class B common stock. If USABancShares.com does not make the optional payment on January 2nd of each year, the President will be entitled to implement the anti-dilutive feature for 10% of any shares of common stock issued during the year of non-payment. USABancShares.com has paid Mr. Tepper $150,000 in 1998, 1999 and 2000.

    3. Other

    USABancShares.com may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. In management's judgment, the financial position of USABancShares.com will not be materially affected by the final outcome of any present legal proceedings.

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For USABancShares.com, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is USABancShares.com's general practice and intent to hold its financial


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    instruments to maturity and not to engage in trading or sales activities. Therefore, USABancShares.com had to use significant estimations and present value calculations to prepare this disclosure.

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

    Estimated fair values have been determined by USABancShares.com using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used and recorded book balances at December 31, 1999 and 1998, are outlined below.

    For cash and cash equivalents, including cash and due from banks and interest bearing deposits with banks, the recorded book values of $3.8 million and $821,000 respectively, as of December 31, 1999 and $1.3 million and $7.7 million, respectively, at December 31, 1998, approximate fair values. The estimated fair values of investment securities, including FHLB stock, are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

    The net loan portfolio at December 31, 1999 and 1998, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

    The estimated fair values of demand deposits (i.e., interest-bearing and non-interest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.

                                           1999                                1998
                              ----------------------------------   ---------------------------------
                                 Carrying          Estimated         Carrying          Estimated
(in Thousands)                    amount          fair value          amount           fair value
                              ---------------   ----------------   --------------    ---------------
Investment securities              $ 101,826           $ 96,288         $ 47,667           $ 47,867
Loans receivable                     205,268            206,214          103,189            110,242
Deposits                             255,038            253,724          114,357            114,777


    The fair values of borrowings totaling $35.6 million and $35.3 million are estimated to approximate their recorded book balances at December 31, 1999 and 1998, respectively.



                                   (Continued)

                       USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    There was no material difference between the notational amount and the estimated fair value of off-balance-sheet items, which totaled approximately $4.7 million and $2.2 million at December 31, 1999 and 1998, respectively, which are primarily comprised of unfunded loan commitments, due to such instruments are generally priced at market at the time of funding.

NOTE R - STOCK OPTION PLAN

    The FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principal Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value- based method of accounting defined in SFAS No. 123 had been applied. USABancShares.com has determined it will follow APB Opinion No. 25.

    During 1999, 130,000 warrants were issued to non-employees, which were accounted for under SFAS No. 123. These warrants vest over 3 years. Compensation costs associated with these warrants for the year ended December 31, 1999 was $109,000.

    USABancShares.com has a Stock Option Plan (the "Option Plan") for the benefit of officers, employees and Directors of USABancShares.com. The Option Plan was designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in USABancShares.com as an incentive to contribute to the success of USABancShares.com, and reward employees for outstanding performance and the attainment of targeted goals. The Option Plan was also designed to retain qualified directors for USABancShares.com, and will provide for the grant of non-qualified stock options and incentive options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended.

    The Option Plan is administered and interpreted by a Committee of the Board of Directors, and unless terminated earlier, will be in effect for a period of ten years from the Effective Date. A total of 512,000 shares remained reserved for future issuance under the Option Plan. The options, which have a term of between 4 and 10 years when issued, vest either immediately or over a period specified by USABancShares.com's compensation committee. The exercise price of each option is equal to or above the market value on the date of grant.








                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE R - STOCK OPTION PLAN - Continued

    Accordingly, no compensation costs have been recognized for the Option Plan. Had compensation costs for the Option Plan been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, USABancShares.com's results of operations and per share amounts would have been reduced to the pro forma amounts indicated below:

                                                  For the year ended December 31,
                                               ------------------------------------
(in Thousands, except per share data)               1999                    1998
                                               -------------         --------------
Net (loss) income
   As reported                                     $ (2,490)               $ 1,490
   Proforma                                          (2,835)                 1,180

Basic (loss) earnings per share
   As reported                                        (0.54)                  0.38
   Proforma                                           (0.62)                  0.30

Diluted (loss) earnings per share
   As reported                                        (0.54)                  0.36
   Proforma                                           (0.62)                  0.28


    These pro forma amounts may not be representative of future disclosures because they do not take into effect the pro forma compensation expense related to grants before 1995.

    A summary of the status of USABancShares.com fixed stock option plans as of December 31, 1999, and changes for each of the years in the two-year period then ended was as follows:

                                                       1999                           1998
                                           -----------------------------   --------------------------
                                                             Weighted                      Weighted
                                                              average                      average
                                              Number         exercise        Number        exercise
                                                of           price per         of         price per
                                              shares           share         shares         share
                                           --------------   ------------   -----------    -----------
Outstanding at beginning of year                 876,000         $ 3.60       646,000         $ 2.83
Options granted                                  245,600           6.47       304,000           4.89
Options exercised                                (26,600)          2.83       (18,000)          2.83
Options forfeited                                (73,600)          5.31       (56,000)          2.83
                                           --------------                  -----------

Outstanding at end of year                     1,021,400         $ 4.07       876,000         $ 3.60

Options exercisable at year end                  745,000                      686,000
                                           ==============                  ===========

Weighted average fair value of
options granted during year                                      $ 3.69                       $ 1.79



                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE R - STOCK OPTION PLAN - Continued

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998: no dividend yield for all years; expected volatility of 52% and 20%, risk-free interest rate of 5.65% and 5.55%, and an expected life of ten years for all options.

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                                     Options outstanding                   Options  exercisable
                                       ----------------------------------------------   --------------------------
                                                          Weighted
                                           Number          average           Weighted       Number        Weighted
                                       outstanding at     remaining          average    exercisable at     average
       Range of exercise                December 31,     contractual         exercise    December 31,     exercise
             prices                         1999         life (years)          price         1999          price
       -----------------               --------------    ------------        --------   --------------   ----------
       $ 2.83 to $ 4.25                   700,553         4.92 years            $3.07       665,000         $3.03
       $ 4.36 to $ 6.50                   139,800         8.16 years             5.80        80,000          5.64
       $ 6.51 to $10.00                   179,050         9.33 years             6.63             -             -
       $ 10.00 to $15.00                    2,000         9.67 years            11.56             -             -

NOTE S - REGULATORY CAPITAL REQUIREMENTS

    USABancShares.com and vBank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on USABancShares.com's financial statements.

    Under capital adequacy guidelines and the regulatory framework for prompt corrective action, USABancShares.com must meet specific capital guidelines that involve quantitative measures of USABancShares.com's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. USABancShares.com and vBank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require USABancShares.com and vBank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that USABancShares.com and vBank meet all capital adequacy requirements to which it is subject.

    As of December 31, 1999, the most recent notification from the FDIC categorized USABancShares.com as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, USABancShares.com must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.







                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE S - REGULATORY CAPITAL REQUIREMENTS - Continued

    USABancShares.com actual capital amounts and ratios are presented in the following table:

                                                                                      For Capital
(in Thousands)                                                                     Adequacy Purposes
As of December 31, 1999                        Amount              Ratio           Amount         Ratio
                                        ---------------------  --------------  ---------------   ---------
  Total Capital
    (to Risk Weighted Assets)                       $ 31,101            11.1%        $ 22,473         8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         28,986            10.3           11,237         4.0
  Tier I Capital
    (to Average Assets)                               28,986             8.8           13,124         4.0
As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)                       $ 15,566            12.1%        $ 10,317         8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         13,782            10.7            5,159         4.0
  Tier I Capital
    (to Average Assets)                               13,782             8.7            6,319         4.0


    vBank's actual capital amounts and ratios are presented in the following table.

                                                                                                                 To be well
                                                                                                               Capitalized under
                                                                                       For Capital             Prompt Corrective
(in Thousands)                                                                       Adequacy Purposes        Action Provisions
                                                                               ---------------------------  ------------------------
As of December 31, 1999                        Amount              Ratio           Amount         Ratio        Amount      Ratio
                                        ---------------------  --------------  ---------------   ---------  -------------  ---------
  Total Capital
    (to Risk Weighted Assets)                       $ 28,266           10.1%         $ 22,460         8.0%      $ 28,075      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                         26,151            9.3            11,230         4.0         16,845       6.0
  Tier I Capital
    (to Average Assets)                               26,151            7.9            13,171         4.0         16,464       5.0
As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)                       $ 13,930           11.2%          $ 9,987         8.0%      $ 12,483      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                         12,879           10.3             4,994         4.0          7,490       6.0
  Tier I Capital
    (to Average Assets)                               12,879            8.5             6,068         4.0          7,585       5.0

    State Banking statutes restrict the amount of dividends paid on capital stock. Accordingly, no dividends shall be paid by a Bank on its capital stock unless, following the payment of such dividends, the capital stock of



                                   (Continued)

                       USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE S - REGULATORY CAPITAL REQUIREMENTS - Continued

    the Bank will be unimpaired, and (1) the Bank will have surplus of not less than 50% of its capital, or, if not (2) the payment of such dividend will not reduce the surplus of the Bank.

    Additionally, banking regulations limit the amount of investment, loans, extensions of credit and advances that one subsidiary bank can make to USABancShares.com at any time to 10% and in the aggregate 20% of the Bank's capital stock and surplus. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amounts thereof. At December 31, 1999, vBank had a loan to USABancShares.com, in aggregate, of $2.4 million, or 8.7% of vBank's capital stock and surplus.

NOTE T - SEGMENT REPORTING (unaudited)

    SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about USABancShares.com and its subsidiaries operating segments. Management has determined USABancShares.com operates in three business segments, namely, Internet banking, community banking and broker dealer operations for 1999 and had no segments for 1998.

    The following chart highlights the segments USABancShares.com, Inc. operates under:

                                                                          December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Segment                    Consolidated
(in Thousands)                       USACapital, Inc.    USABancShares.com   Others         Total       Adjustments      Totals
-----------------------------------------------------------------------------------------------------------------------------------
Revenue from external
customers                               1,249                     -           2,024         3,273        1,759           1,514

Intersegment revenues                     253                     -               -           253            -             253

Interest revenue                           17                     -          22,734        22,751          881          21,870

Interest expense                            -                   335          13,639        13,974          864          13,110
                                       ------                ------         -------      --------       ------         -------

Net interest revenue                       17                  (335)          9,095         8,777           17           8,760

Provision for loan losses                   -                     -           1,175         1,175            -           1,175

Depreciation                               42                    14             397           453            -             453

Other significant noncash items:

Fixed asset writedown
for obsolscenece                            -                     -             266           266            -             266

Contingent accrual for
ongoing litigation                          -                     -             418           418            -             418

Tax recovery                                -                     -             588           588            -             588

Segment profit (loss)                    (257)               (5,292)          3,059        (2,490)           -          (2,490)

Total assets                              918                 3,021         357,959       361,898       38,563         323,335



                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE T - SEGMENT REPORTING (unaudited)- Continued

    USACapital is USABancShares.com's wholly owned broker/dealer subsidiary. USACapital generates revenue primarily from the sales of equity, corporate and municipal securities. USACapital also has several employees dedicated to a real estate brokerage operation, which generates approximately 12% of gross revenues. USACapital's expenses are associated with the broker/dealer business. USACapital generates its trading income through a sales force of retail equity and fixed income brokers, in addition to on-line trading through USAForce.com, its on-line line of business.

    USABancShares.com is vBank's on-line banking segment. USABancShares.com is a fully operational website to serve online banking customers. USABancShares.com launched in August 1999. 1999 was a year that USABancShares.com invested in infrastructure (computer systems and customer service technology, as well as human resources), and marketing/branding campaigns to brand itself and develop strategic alliances. USABancShares.com has over 15,000 network users across the United States. USABancShares.com offers a variety of banking products: deposit products (checking, savings and certificates of deposit accounts) and credit products such as one to four family residential mortgages, consumer loans and credit card loans through third party vendors.

    The "Others" column includes vBank, USABancShares.com, Inc., USARealEstate and USACredit, Inc. vBank's operations contain the traditional brick and mortar operations, including four retail branch locations, a commercial banking operation and loan servicing department. The other operating subsidiaries provide complimentary services to the bank, but are immaterial to the overall financial operations of USABancShares.com.

    USABancShares.com uses accrual accounting methods, with segments being either accounted for as separate subsidiaries or separate departments. No allocations have been applied to the segments with direct expenses being accounted for by the segments.




                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE U - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Condensed financial information for USABancShares.com, Inc., (parent company only) follows:


                                 BALANCE SHEETS

                                                                        December 31,
(in Thousands)                                                  1999                1998
                                                             ---------           ----------
ASSETS

Cash and due from banks                                       $      7            $     23
Securities available-for sale                                    3,300               1,931
Investment in subsidiaries                                      25,419              13,281
Other assets                                                     1,938                 708
                                                              --------            --------
  Total assets                                                $ 30,664            $ 15,943
                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Other borrowed money                                        $ 10,850             $ 1,957
  Other liabilities                                              1,886                 389
                                                              --------            --------
Total liabilities                                               12,736               2,346

Stockholders' equity                                            17,928              13,597
                                                              --------            --------
  Total liabilities and stockholders' equity                  $ 30,664            $ 15,943
                                                              ========            ========


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE U - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued
         STATEMENTS OF OPERATIONS


                                                        For the year ended
                                                            December 31,
                                                     ------------------------
                                                      1999              1998
                                                     -------          -------

(in Thousands)

INCOME
  Interest income                                 $    217           $    49
  Other income                                          49                19
                                                  --------           -------
     Total income                                      266                68

EXPENSES
  Compensation                                         150               150
  Interest                                             857                89
  Other                                                221                10
                                                  --------           -------
     Total expenses                                  1,228               249

Loss before undistributed earnings
     of subsidiaries                                  (962)             (181)

Provision for income taxes                               -                 1
                                                  --------           -------
Loss before undistributed earnings
     of subsidiaries                                  (962)             (182)

Undistributed (losses) earnings of subsidiaries     (1,528)            1,672
                                                  --------           -------

     Net (loss) income                            $ (2,490)          $ 1,490
                                                  ========           =======






                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE U - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued
                             STATEMENT OF CASH FLOWS

                                                                        For the year ended
                                                                             December 31,
                                                                     --------------------------
                                                                       1999              1998
                                                                       ----              ----
(in Thousands)

Cash flows from operating activities
Net (loss) income                                                    $ (2,490)          $ 1,490
Adjustments to reconcile net income to net cash
  (used in) operating activities
  Undistributed loss (earnings) from subsidiaries                       1,528            (1,672)
  (Gain) loss on sale of investments                                      (16)                5
  Net change in assets and liabilities                                    267              (146)
                                                                     --------           -------
  Net cash used in operating activities                                  (711)             (323)

Cash flows from investing activities
  Capital distribution to subsidiaries                                (14,332)           (7,078)
  Principal repayments securities available for sale                       98                 -
  Sales of investment securities available for sale                     1,367                 -
  Purchase of investment securities available for sale                 (3,431)           (1,603)
                                                                     --------           -------
  Net cash used in investing activities                               (16,298)           (8,681)
                                                                     --------           -------
Cash flows from financing activities
  Net (decrease) increase in borrowings                                (1,107)            1,616
  Common equity offering proceeds, net                                  8,075                 -
  Trust preferred proceeds                                             10,000                 -
  Exercise of stock options                                                25                 -
  Proceeds from issuance of common stock                                    -             7,157
                                                                     --------           -------
Net cash provided by financing activities                              16,993             8,773
                                                                     --------           -------
Net decrease in cash                                                      (16)             (231)

Cash at beginning of year                                                  23               254
                                                                     --------           -------
Cash at end of year                                                  $      7           $    23
                                                                     ========           =======
Supplemental disclosure of cash flow information

  Cash paid during the year for interest                             $    857           $    89
                                                                     ========           =======
  Cash paid during the year for income taxes                         $      -           $     1
                                                                     ========           =======

NOTE V - SUBSEQUENT EVENT

    In February 2000, USABancShares.com opened its' first eCommerce center in San Francisco, California. The office will be used to develop business and cultivate additional strategic alliances with eCommerce companies with USABancShares.com. The operating lease is for five years for 2,200 square feet. The operating lease will increase USABancShares.com's future lease payments by approximately $110,000 per year over the term of the lease.

    In March 2000, USABancShares.com acquired a facility to house its Internet operations in Chestnut Hill, Pennsylvania. The purchase price of the building and surrounding land was $1.6 million and will be depreciated over
    31.5 years.


                                   (Continued)