Form 10QSB
period 2000-03-31
USABANCSHARES COM INC
filed 2000-05-16
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the Quarter Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _______________ to _______________

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

Common Stock, $1.00 par value, outstanding on May 12, 2000: 5,490,254 shares Class B Common Stock, $.01 par value, outstanding on May 12, 2000: 216,460 shares

                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION                                             Page #

        Item 1. Financial Statements

        Consolidated Balance Sheets                                         3

        Consolidated Statements of Operations                               4

        Consolidated Statements of Comprehensive (Loss) Income              5

        Consolidated Statements of Changes in Stockholders' Equity          6

        Consolidated Statements of Cash Flows                               7

        Notes to Consolidated Financial Statements                          8

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                10

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                          20

        Item 2. Change in Securities                                       20

        Item 3. Defaults Upon Senior Securities                            20

        Item 4. Submission of Matters to a Vote of Security Holders        20

        Item 5. Other Information                                          20

        Item 6. Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                                 22

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in Thousands, except per share data)

                                                                                                (unaudited)
                                                                                                  March 31,          December 31,
                                                                                                     2000                1999
                                                                                                --------------------------------
ASSETS
Cash and due from banks                                                                         $   2,063             $   3,813
Interest-bearing deposits with banks                                                               26,352                   821
Securities available-for-sale                                                                      32,486                37,478
Securities held-to-maturity (fair value: 2000 - $63,148;
  1999 - $54,799)                                                                                  69,235                60,337
Federal Home Loan Bank of Pittsburgh (FHLB) Stock                                                   4,011                 4,011
Loans receivable, net                                                                             200,415               197,623
Premises and equipment, net                                                                         4,587                 2,851
Accrued interest receivable                                                                         3,149                 2,906
Goodwill, net                                                                                          69                    70
Deferred income taxes                                                                               1,497                 1,475
Bank owned life insurance                                                                           5,215                 5,149
Other assets                                                                                       11,547                 6,801
                                                                                                ---------             ---------
    Total assets                                                                                $ 360,626             $ 323,335
                                                                                                =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                                      $   7,908             $   5,168
    NOW                                                                                            12,089                 4,692
    Money Market                                                                                      866                   973
    Savings and Passbook                                                                           19,446                19,271
    Time                                                                                          252,670               224,934
                                                                                                ---------             ---------
     Total deposits                                                                               292,979               255,038
Borrowed funds:
    Short term borrowings                                                                           2,600                     -
    Long term borrowings                                                                           35,000                35,000
    Guaranteed preferred beneficial interests in subordinated debt                                 10,000                10,000
Accrued interest payable                                                                            2,459                 4,132
Accrued expenses and other liabilities                                                              1,470                 1,237
                                                                                                ---------             ---------
    Total liabilities                                                                             344,508               305,407

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                                   -                     -
Common stock, $1.00 par value; 10,000,000 authorized shares;
    5,490,284 shares issued and outstanding in 2000; 5,423,784 shares issued and outstanding in 1999; and 216,460 and 216,460 shares of converted and un-issued Class B common stock in 2000 and 1999, respectively actual 5,706,744 shares issued and outstanding in 2000, as adjusted
    actual 5,640,244 shares issued and outstanding in 1999, as adjusted                             5,707                 5,640
Additional paid-in capital                                                                         15,739                15,368
Accumulated deficit                                                                                (3,833)               (1,378)
Accumulated other comprehensive loss - unrealized
    depreciation on securities available-for-sale                                                  (1,495)               (1,702)
                                                                                                ---------             ---------

    Total stockholders' equity                                                                     16,118                17,928
                                                                                                ---------             ---------

        Total liabilities and stockholders' equity                                              $ 360,626             $ 323,335
                                                                                                =========             =========


The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in Thousands, except per share data)
                                   (unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                           -----------------------------------
                                                                 2000              1999
                                                           -----------------  ----------------
Interest income:
    Loans                                                        $ 4,747           $ 2,756
    Investment securities                                          2,301             1,044
    Interest-bearing deposits and other                              256                81
                                                                 -------           -------
        Total interest income                                      7,304             3,881

Interest expense:
    Deposits                                                       3,996             1,667
    Borrowed funds                                                   748               488
                                                                 -------           -------
        Total interest expense                                     4,744             2,155
                                                                 -------           -------
Net interest income                                                2,560             1,726
Provision for loan losses                                              -               100
                                                                 -------           -------
Net interest income after provision for loan losses                2,560             1,626

Non-interest income:
    Service fee income                                                94                29
    (Loss) gain on sales of investment securities                   (267)               56
    Brokerage operations (loss) gain                                (192)              126
    Other                                                            104               109
                                                                 -------           -------
        Total non-interest income                                   (261)              320

Non-interest expense:
    Salaries and employee benefits                                 1,428               506
    Net occupancy expense                                            212               164
    Professional fees                                                364               100
    Office expenses                                                  228                52
    Data processing fees                                             351                51
    Advertising expense                                            1,477                45
    Insurance expense                                                 34                21
    Travel expense                                                   176                44
    Loan servicing expense                                            62                 1
    Internet content expense                                          31                 -
    Other operating expenses                                         566               272
                                                                 -------           -------
        Total non-interest expense                                 4,929             1,256
                                                                 -------           -------

(Loss) income before income tax (benefit) expense                 (2,630)              690
Income tax (benefit) expense                                        (175)              276
                                                                 -------           -------
Net (loss) income                                                $(2,455)          $   414
                                                                 =======           =======

(Loss) earnings per share - basic (1)                            $ (0.43)           $ 0.20
                                                                 =======           =======

(Loss) earnings per share - diluted (1)                          $ (0.43)           $ 0.19
                                                                 =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

(1) All per share data has been adjusted to reflect all stock dividends and stock splits.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive (Loss) Income
                                 (in Thousands)
                                   (unaudited)


                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                           -------------------------------
                                                                                                   2000           1999
                                                                                           ----------------  -------------

Net (loss) income                                                                                 $ (2,455)         $ 414
Other comprehensive (loss) income:
    Unrealized gains (losses) on securities available-for-sale:
        Unrealized holding gains (losses) arising during the period,
         net of taxes                                                                                  207           (315)

                                                                                                  --------          -----
Comprehensive (loss) income                                                                       $ (2,248)         $  99
                                                                                                  ========          =====

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
            Consolidated Statement Of Changes In Stockholders' Equity
                                 (in Thousands)


                                                                                                  Accumulated
                                                            Additional                               other               Total
                                         Common              paid-in         Accumulated         comprehensive       stockholders'
                                         Stock               capital           deficit               loss                equity
                                   -------------------  ----------------  ------------------   ------------------  ---------------
Balances, December 31, 1999              $ 5,640             $ 15,368         $ (1,378)            $ (1,702)            $ 17,928

Net unrealized gain on
securities available-for-sale                  -                    -                -                  207                  207

Exercise of options                           67                  309                -                    -                  376

Warrants                                                           62                                                         62

Net loss                                       -                    -           (2,455)                   -               (2,455)

                                         -------             --------         --------             --------             --------
Balances, March 31, 2000                 $ 5,707             $ 15,739         $ (3,833)            $ (1,495)            $ 16,118
                                         =======             ========         ========             ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)

                                                                          Three months ended
                                                                               March 31,
                                                                         --------------------
                                                                           2000        1999
                                                                         ---------   ---------
Cash flows from operating activities:
    Net (loss) income                                                    $ (2,455)      $ 414
    Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
    Provision for possible loan losses                                          -         100
    Depreciation and amortization                                             106          88
    Decrease (increase) of goodwill                                             1          (5)
    Net accretion of discounts on purchased loan portfolios                  (238)       (301)
    Net accretion/amortization of securities discount/premiums               (112)        (13)
    Net losses (gains) on sale of securities                                  267         (56)
    Net gains on sale of loan assets                                            -         (42)
    Net increase in deferred fees                                              71          31
    Increase in accrued interest receivable                                  (243)       (196)
    Increase in deferred tax asset                                            (22)        (56)
    Increase in bank owned life insurance                                     (66)          -
    (Increase)  decrease in other assets                                   (4,769)         40
    (Decrease) increase in accrued interest payable                        (1,673)        118
    Increase in accrued expenses and other liabilities                        233         640
                                                                        ----------   ---------
      Net cash (used) provided by operating activities                     (8,900)        762
                                                                        ----------   ---------

Cash flows from investing activities:
    Investment securities available for sale
         Purchases                                                              -     (22,921)
         Sales                                                              4,867       1,081
         Maturities and principal repayments                                  150          23
         Net realized losses                                                   36           -
    Investment securities held to maturity
         Purchases                                                        (10,323)     (1,979)
         Sales                                                              1,000       1,200
         Maturities and principal repayments                                  436       1,812
    (Increase) decrease in interest bearing deposits with banks           (25,531)      7,459
    Principal payments on loans                                             9,992       7,372
    Purchases of loans                                                          -      (1,232)
    Originations of loans                                                 (12,552)    (13,838)
    Decrease in other real estate, net                                          -           1
    Purchases of premises and equipment                                    (1,842)       (240)
                                                                        ----------   ---------
      Net cash used in investing activities                               (33,767)    (21,262)
                                                                        ----------   ---------

Cash flows from financing activities:
    Net increase in deposits                                               37,941      11,378
    Increase (decrease) in short-term borrowings                            2,600      (1,142)
    Exercise of stock options                                                 376           -
    Proceeds from issuance of Trust Preferred Securities                        -      10,000
                                                                        ----------   ---------
      Net cash provided by financing activities                            40,917      20,236
                                                                        ----------   ---------

    Net decrease in cash and cash equivalents                              (1,750)       (264)

    Cash and cash equivalents, beginning                                    3,813       1,335
                                                                        ----------   ---------

    Cash and cash equivalents, end                                        $ 2,063     $ 1,071
                                                                        ==========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (the "Company") vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACapital, Inc., a Pennsylvania corporation, USACredit, Inc., a Pennsylvania corporation, USARealEstate, Inc., a Pennsylvania corporation and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, are not necessarily indicative of results to be anticipated for the full year.

2. Trust Preferred Securities

On March 9, 1999, the Company issued $10.0 million of 9.50% junior subordinated debentures to USA Capital Trust I, a Delaware business trust, in which the Company owns all of the common equity. The trust issued $10.0 million of trust preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in 2029.

3. Secondary Offering

On September 30, 1999, the Company issued 1,400,000 common shares in a secondary offering. The Company issued these share at $6.75, with net proceeds of $8.1 million, subsequent to offering costs of $1.4 million.

4. Private Stock Placement

In March, 2000, the Company entered into an agreement to issue 500,000 common shares in conjunction with a private stock placement with Track Data Corporation through the exchange of shares of common stock. The transaction was anticipated to be accretive to the Company's book value. As a result of recent developments effecting the market valuation of Track Data, the Company rescinded the agreement on May 15, 2000 through mutual agreement. As a result, there is no dilutive effect resulting from the transaction which may have otherwise occurred and all shares subject to the agreement have been returned.

5. Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

The following information was used in the computation of earnings per share on both a basic and diluted basis for the three month period ended March 31, 2000 and 1999.



(in Thousands, except per share data)                                     Three months ended
                                                                                March 31,
                                                                       --------------------------

                                                                        2000                1999
                                                                       -------             ------
Basic EPS Computation:
    Numerator - Net (loss) earnings                                    $(2,455)            $  414
    Denominator - Weighted average shares outstanding                    5,676              2,116
                                                                       -------             ------
Basic (loss) earnings per share (1)                                    $ (0.43)            $ 0.20
                                                                       =======             ======

Diluted EPS Computation:
    Numerator - Net (loss) earnings                                    $(2,455)            $  414
    Denominator - Weighted average shares outstanding                    5,676              2,116
    Effect of dilutive securities                                           -                 117
                                                                       -------             ------
Diluted (loss) earnings per share (1)                                  $ (0.43)            $ 0.19
                                                                       =======             ======

(1) All per share data has been adjusted to reflect all stock dividends and stock splits.

6. Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities.

On April 1, 1999 in conjunction with the adoption of SFAS No. 133, the Bank reclassified $33.4 million of securities from available for sale to held to maturity. Due to that reclassification, the Bank accreted approximately $7,000 into equity during the three months ended March 31, 2000 to restore the securities back to their carrying value.

                   USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                 March 31, 2000
Forward-looking Statements

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

FINANCIAL CONDITION

The Company's total assets increased from $323.3 million at December 31, 1999 to $365.6 million at March 31, 2000, an increase of $37.3 million, or 11.5%. The increase was due primarily to increases in the net loans receivable, securities portfolio, interest bearing deposits, premises and equipment and other assets of $2.8 million, $3.9 million, $25.5 million, $1.7 million, and $4.7 million, respectively. The increase in the loan portfolio was a result of originating $12.6 million in loans, primarily commercial real estate and multi-family residential real estate. The origination volume was partially offset by principal payments and loan payoffs totaling $10.0 million. The increase in the securities portfolio was primarily due to the acquisition of federal agency bonds and equity securities, partially offset by the sale of corporate debt instruments. The increase in interest bearing deposits can be attributed to the growth in deposit liabilities. The increase in premises and equipment is the result of the purchase of a new administrative office building at a cost of approximately $1.6 million. The increase in other assets is associated with fees relating to the Company's strategic marketing agreements with several leading internet entities.

The growth in total assets was funded by increases in deposits of $27.7 million in retail time deposits and $10.2 million in transaction accounts. Management plans to continue to utilize FHLB advances in conjunction with deposit expansion to provide the necessary funding and liquidity for the Bank's continued growth. The Bank's borrowing limit at the FHLB as of March 31, 2000 was approximately $47.0 million, of which $35.0 million was drawn upon as of such date. The Company's stockholders' equity decreased from $17.9 million at December 31, 1999 to $16.1 million at March 31, 2000, due to the operating loss incurred by the Company for the three months ended March 31, 2000, partially offset by proceeds received from the exercise of stock options.

NET INCOME

The Company reported a net operating loss of $2.5 million or $(0.43) per share, for the three months ended March 31, 2000, compared to net income of $414,000 or $0.19 per diluted share for the three months ended March 31, 1999. Net income decreased primarily because of the Company's Internet initiative and the investments made to market and support www.usabancshares.com. Net interest income increased $834,000, and was partially offset by a decrease in non-interest income of $581,000. Non-interest expense increased $3.7 million primarily due to increases in advertising expense of $1.4 million, compensation expense of $922,000, data processing expense of $300,000, professional fees expense of $264,000, and $294,000 in other operating expense, all related to the Internet strategy.

INTEREST INCOME

Total interest income increased $3.4 million or 88.2% to $7.3 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, due to an increase in average earning assets of $157.5 million during the same time period. Income on loans increased $2.0 million due to the average earning loan balances increasing $94.6 million. The increase in average loans outstanding was partially offset by the yield on the loan portfolio decreasing by 114 basis points. Income on investments increased $1.3 million due to the investment portfolio average balances increasing $52.0 million between the noted periods and the yield on the portfolio also increasing by 89 basis points.

INTEREST EXPENSE

Total interest expense increased $2.6 million or 120.1% to $4.7 million, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, due to a higher volume of new certificates of deposit, an increased outstanding balance of FHLB advances and the issuance of guaranteed subordinated debt, in March of 1999. Interest expense increased on deposits $2.3 million, interest expense on borrowings increased $260,000 and interest expense incurred as a result of the guaranteed debt was $490,000. The interest expense increases were due to the average outstanding balances increasing $151.4 million, $3.0 million and $8.8 million, respectively. The guaranteed subordinated debt carries an interest rate of 9.50%. The average cost of funds, including other borrowings, was 6.01% for the three months ended March 31, 2000 compared to 5.62% over the same period in 1999.

NET INTEREST INCOME

The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in the mix of rates and volume of interest-earning assets and interest-bearing liabilities that occur over time. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Net interest rate spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets.

Net interest income after provision for loan losses for the three months ended March 31, 2000, increased $934,000 or 57.4%, to $2.6 million from $1.6 million for the same period in 1999. Average interest-earning assets increased by $157.5 million, or 97.2% to $319.4 million, for the three months ended March 31, 2000 compared to the same period in 1999. Average interest-bearing liabilities increased $163.2 million or 106.4% over the same period. The net interest spread and net interest margin decreased for the period ended March 31, 2000 compared to March 31, 1999, from 3.95% to 3.17% and 4.26% to 3.22% respectively. For the three months ended March 31, 2000, $238,000 of discount was accreted into interest income or 3.3% of the total interest income. This compares to $301,000 of discount accreted into interest income for the three month period ended March 31, 1999 or 7.8% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have declined 60 basis points for the three months ended March 31, 2000 compared to

March 31, 1999 to 2.92% from 3.52% respectively. Over the past fifteen months the Company's strategic initiative has been to improve the quality of the loan assets and for the Company to originate more loans than we acquire. Secondary to this initiative, the loan assets to be acquired will be of a quality in keeping with the Bank's underwriting criteria and will be adjustable in nature rather than fixed. These efforts coupled with the level of prepayments and loan pay-offs, $5.3 million for the three months ended March 31, 2000, have lead to the decline of the yields on the loan portfolio and the decline in net interest margin.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

(in Thousands)
                                                                          Three months ended March 31,
                                                             2000                                      1999
                                            ----------------------------------------  ------------------------------------------
                                               Average                    Average        Average                     Average
                                               Balance      Interest      Yield/Rate     Balance      Interest      Yield/Rate
                                            -------------  ------------  -----------  -------------  ------------  -------------
Interest earning assets:
Loans                                          $ 196,789       $ 4,747        9.65%      $ 102,169       $ 2,756         10.79%
Investment securities                            103,705         2,301        8.88          52,976         1,044          7.88
Interest-bearing deposits and other               17,705           256        5.78           6,818            81          4.75
                                            -------------  ------------  -----------  -------------  ------------  -------------
 Total interest-earning assets                 $ 318,199       $ 7,304        9.18       $ 161,963       $ 3,881          9.58

Interest-bearing liabilities:
Deposits:
   NOW                                           $ 7,909          $ 84        4.26%        $ 1,001           $ 6          2.40%
   Money Market                                      972            10        4.13           3,369            40          4.76
   Savings and Passbook                           18,951           192        4.06           7,671            85          4.44
  Time                                           241,607         3,710        6.16         106,033         1,536          5.81
Borrowings                                        47,145           748        6.36          35,298           488          5.55
                                            -------------  ------------  -----------  -------------  ------------  -------------
 Total interest-bearing liabilities            $ 316,584       $ 4,744        6.01       $ 153,372       $ 2,155          5.63
                                            -------------  ------------  -----------  -------------  ------------  -------------

Excess of interest-earning assets over
interest-bearing liabilities                     $ 1,615                                   $ 8,591
                                            =============                             =============

Net interest income                                            $ 2,560                                   $ 1,726
                                                           ============                              ============

Net interest rate spread                                                      3.17%                                       3.95%
                                                                         ===========                               =============

Net interest margin                                                           3.22%                                       4.26%
                                                                         ===========                               =============

Average earning assets to average
interest bearing liabilities                                                100.51%                                     105.60%
                                                                         ===========                               =============

RATE VOLUME ANALYSIS

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes (a) related to outstanding balances and (b) due to changes in interest rates. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change in rate/volume (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

(in Thousands)
                                          March 31, 2000 vs. March 31, 1999

                                             Increase or Decrease
                                                Due to Changes in
                                        -----------------------------------
                                                                                  Total
                                            Average           Average           Increase
                                            Volume              Rate           (Decrease)
                                        ----------------  -----------------  ----------------
Variance in interest income on:
   Interest-earning assets:
     Loans                                     $ 2,552          $ (561)          $ 1,991
     Investment securities                       1,000             258             1,257
     Interest-earning deposits and other           129              46               175
                                             ----------       ---------         ---------
        Total interest-earning assets          $ 3,681          $ (258)          $ 3,423
                                             ----------       ---------         ---------

Interest-bearing liabilities:
   Deposits:
      NOW                                         $ 41            $ 37              $ 78
      Money Market                                 (28)             (2)              (30)
      Savings and Passbook                         125             (18)              107
     Time                                        1,964             210             2,174
   Borrowings                                      164              96               260
                                             ----------       ---------         ---------
        Total interest-bearing liabilities     $ 2,266           $ 323           $ 2,589
                                             ----------       ---------         ---------

Changes in net interest income                 $ 1,415          $ (581)            $ 834
                                             ==========        ========         =========


PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, no additions to the provision for loan losses were made during the three months ended March 31, 2000. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.04% at March 31, 2000, compared to 1.06% at December 31, 1999 and 1.05% at March 31, 1999. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. No charge-offs on loans were recorded during the three month periods ended March 31, 2000 and 1999. No recoveries on loans were recorded during the three months ended March 31, 2000 compared to $24,000 of recoveries recorded for the same period in 1999.

NON-INTEREST INCOME

Non-interest income decreased $581,000 to ($261,000) for the three months ended March 31, 2000. Loss on sale of investments was $267,000 for the three months ended March 31, 2000 compared to a gain of $56,000 for the same period in 1999. Net earnings from brokerage operations decreased $318,000 during the period. The brokerage operation results reflect the increased costs associated with the maintenance and support of the on-line trading line of business www.usaforce.com. Other non-interest income reflects an increase of $66,000 in income on bank owned life insurance along with an increase in service fee income of $65,000, for the three month period ended March 31, 2000 compared to the same period in 1999.

NON-INTEREST EXPENSE

Other non-interest expense increased $3.7 million, or 292.4% to $4.9 million, for the three months ended March 31, 2000. Compensation expense increased $922,000, or 182.2%, due to the hiring of 39 new employees. Advertising expense increased $1.4 million due to new marketing initiatives for the www.usabancshares.com web site. Office expense, travel and entertainment, and other miscellaneous expenses increased as a result of the increased efforts to attract additional customers and travel expenses related to Internet strategic planning. Professional fees increased due to an increase in outside consulting and legal services provided during the three months ended March 31, 2000.

INCOME TAX EXPENSE

An income tax benefit of $175,000 was recorded for the three months ended March 31, 2000, compared to income tax expense of $276,000 for the three months ended March 31, 1999. The resulting effective tax rates were (6.7%) and 40.0%, respectively. The Company did not provide a tax provision for the second, third and fourth calendar quarters of 1999. The Company recorded a tax benefit of $588,000 in the fourth quarter of 1999.

LOAN PORTFOLIO

Loans receivable, (net of the allowance for loan losses, unearned fees and origination costs and loans in process) was $200.4 million at March 31, 2000 compared to $197.6 million at December 31, 1999. Loans receivable represented 54.8% of total assets as of March 31, 2000 compared to 61.1% at December 31, 1999. The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 2000, compared to December 31, 1999:


                                                                      March 31,                      December 31,
                                                          -------------------------------  -------------------------------
(in Thousands)                                                2000               %              1999               %
                                                          -------------------------------  -------------------------------
Real Estate:
   1-4 family residential properties                       $  21,032             10.4%      $  31,729               15.9%
   Commercial real estate                                    151,949             74.9         143,428               71.7
   Multifamily residential properties                         10,014              4.9           7,726                3.9
Construction                                                  10,752              5.3           9,467                4.7
Commercial and industrial                                      6,462              3.2           4,688                2.3
Consumer                                                       2,659              1.3           2,967                1.5
                                                           ---------            -----       ---------             ------

    Total loans, net of discount                           $ 202,868            100.0%      $ 200,005              100.0%
                                                           =========            =====       =========              =====

    Deferred loan fees                                          (338)                            (267)
    Allowance for loan losses                                 (2,115)                          (2,115)
                                                           ---------                        ---------

    Net loans                                              $ 200,415                        $ 197,623
                                                           =========                        =========


At March 31, 2000 the Bank's net discounted loan portfolio amounted to $118.1 million or 58.2% of total loans net of discount. These loans have a face value of $123.4 million, reflecting a discount of $5.3 million or 4.3%. At December 31, 1999 the Bank's net discounted loan portfolio amounted to $121.3 million or 60.7% of the total loans net of discount. These loans had a face value of $126.9 million, reflecting a discount of $5.6 million or 4.4%. The Bank has identified $2.0 million at March 31, 2000 and December 31, 1999, of discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans.

On March 31, 2000, the net book value of nonaccrual loans was approximately $1.5 million compared to $1.3 million at December 31, 1999. At March 31, 2000 the allowance for loan losses to non-performing loans, net of discount was 141.95% compared to 167.06% at December 31, 1999. The Bank's allowance for loan losses and purchased discount to total loans, net of discount, was 3.66% and 3.82% at March 31, 2000 and December 31, 1999, respectively.

The amount of troubled debt restructured loans totaled $1.7 million as of March 31, 2000 and December 31, 1999. The Bank will recognize income on non-accrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan sufficient to cover the outstanding obligation to the Bank.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended March 31, 2000, compared to December 31, 1999:


(in Thousands)

                                        Three months            Twelve months
                                      ended March 31,        ended December 31,
                                            2000                    1999
                                      ---------------       -------------------
Balance at beginning of period             $2,115                  $1,051
   Provision for loan losses                  -                     1,175
   Charge-offs                                -                      (141)
   Recoveries                                 -                        30
                                           ------                  ------
Balance at end of period                   $2,115                  $2,115
                                           ======                  ======



INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at March 31, 2000, and December 31, 1999, respectively, for each major category of the Company's investment securities:



                                                             March 31, 2000
                                      -----------------------------------------------------------
(in Thousands)
                                                        Gross            Gross        Approximate
                                      Amortized       Unrealized       Unrealized          Fair
                                        Cost            Gains           Losses           Value
                                      -----------  --------------   --------------  -------------
Available-for-Sale
U.S. Government and agency
         securities                  $  1,399           $   -         $    (49)        $  1,350
Mortgage-backed securities              8,933               -             (462)           8,471
Corporate securities                   14,795              18             (373)          14,440
Trust preferred securities              7,587              16             (644)           6,959
Other securities                        1,438               -             (172)           1,266
                                     --------           -----         --------         --------

Total Available-for-Sale             $ 34,152           $  34         $ (1,700)        $ 32,486
                                     ========           =====         ========         ========

Held-to-Maturity
U.S. Government and agency
         securities                  $ 16,082           $   -         $   (293)        $ 15,789
Mortgage-backed securities              5,979              93             (126)           5,946
Corporate obligations                  16,080               -           (1,344)          14,736
Trust preferred securities             28,708             138           (4,313)          24,533
Municipal securities                    3,171               -             (242)           2,929
                                     --------           -----         --------         --------

Total Held-to-Maturity               $ 70,020           $ 231         $ (6,318)        $ 63,933
                                     ========           =====         ========         ========



                                                           December 31, 1999
                                      -----------------------------------------------------------
(in Thousands)
                                                        Gross            Gross        Approximate
                                      Amortized       Unrealized       Unrealized        Fair
                                        Cost            Gains           Losses           Value
                                      -----------  --------------   --------------  -------------
Available-for-Sale
U.S. Government and agency
         securities                  $  1,399           $   -            $ (51)         $ 1,348
Mortgage-backed securities              9,101               -             (457)           8,644
Corporate securities                   19,326               6             (311)          19,021
Trust preferred securities              7,588               -             (608)           6,980
Other securities                        2,058               2             (575)           1,485
                                     --------           -----         --------         --------

Total Available-for-Sale             $ 39,472           $   8         $ (2,002)        $ 37,478
                                     ========           =====         ========         ========
Held-to-Maturity
U.S. Government and agency
         securities                  $  5,694           $   -         $   (262)        $  5,432
Mortgage-backed securities              6,514               8             (152)           6,370
Corporate obligations                  16,079               -           (1,355)          14,724
Trust preferred securities             29,676             139           (3,595)          26,220
Municipal securities                    3,170               -             (321)           2,849
                                     --------           -----         --------         --------

Total Held-to-Maturity               $ 61,133           $ 147         $ (5,685)        $ 55,595
                                     ========           =====         ========         ========


LIQUIDITY

The Company's primary sources of funds are customer deposits, non-retail certificates of deposit, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, advances from the FHLB, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 14.9% to $293.0 million at March 31, 2000, compared to $255.0 million as of December 31, 1999. The Bank has made a concerted effort to attract deposits through competitive pricing of its Internet/retail deposit products. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio:


(in Thousands)
                                             March 31, 2000               December 31, 1999
                                       --------------------------  ----------------------------
                                         Amount          Percent         Amount        Percent
                                       ----------  --------------  -------------  -------------
Demand                                 $   7,908            2.70%      $  5,168           2.03%
NOW                                       12,089            4.13          4,692           1.84
Money Market                                 866            0.30            973           0.38
Savings and Passbook                      19,446            6.64         19,271           7.56
Time                                     252,670           86.23        224,934          88.19
                                       ---------          ------       --------         ------
                                       $ 292,979          100.00%      $255,038         100.00%
                                       =========          ======       ========         ======

The following table summarizes the maturity composition of time deposits at March 31, 2000, compared to December 31, 1999:


(in Thousands)
                                          March 31, 2000                   December 31, 1999
                                       --------------------------  ----------------------------
Within one year                        $ 135,297           53.55%      $142,907          63.53%
Over one year through two years           49,807           19.71         44,860          19.95
Over two years through three years        31,904           12.63         15,996           7.11
Over three years through five years       34,643           13.71         20,450           9.09
Over five years through ten years          1,019            0.40            721           0.32
                                       ---------          ------       --------         ------
                                       $ 252,670          100.00%      $224,934         100.00%
                                       =========          ======       ========         ======

Borrowings increased 7.4% to $37.6 million as of March 31, 2000 compared to $35.0 million at December 31, 1999. The Bank has five outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectivey. These five credit facilities have interest rates of 5.47%, 5.63%, 6.31%, 4.84%, and 5.37%, and conversion dates of June 15, 2000,
June 15, 2003, December 20, 2001, September 30, 2003, and April 7, 2000,
respectively. The conversion rates on these credit facilities are based on the three month LIBOR rate plus 8 basis points, 14 basis points, 16 basis points,
14.5 basis points, and 12 basis points, respectively. The Company also has a prime based loan in the amount of $2.6 million with a maturity date of October 1, 2000. The Bank has available to borrow from the FHLB an additional $12.0 million, if so desired. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). At March 31, 2000, the Bank and the Company meet all capital adequacy requirements to which they are subject.

At March 31, 2000, the Bank's actual and required minimum capital ratios were as follows:


                                                                                                          To be well
                                                                                                      Capitalized under
                                                                                  For Capital         Prompt Corrective
(in Thousands)                                                                 Adequacy Purposes      Action Provisions
                                                                               -----------------      -----------------
As of March 31, 2000:                         Amount           Ratio           Amount     Ratio       Amount      Ratio
---------------------                         ------           -----           ------     -----       ------      -----
  Total Capital
    (to Risk Weighted Assets)              $ 27,414             9.3%        $ 23,657        8.0%     $ 29,571      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                25,299             8.6           11,828        4.0        17,743       6.0
  Tier I Capital
    (to Average Assets)                      25,299             7.5           13,544        4.0        16,929       5.0
As of December 31, 1999:
------------------------
  Total Capital
    (to Risk Weighted Assets)              $ 28,266            10.1%        $ 22,460        8.0%     $ 28,075      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                26,151             9.3           11,230        4.0        16,845       6.0
  Tier I Capital
    (to Average Assets)                      26,151             7.9           13,171        4.0        16,464       5.0

At March 31, 2000, the Company's actual and required minimum capital ratios were as follows:


                                                                                 For Capital
(in Thousands)                                                                Adequacy Purposes
As of March 31, 2000:                       Amount             Ratio         Amount         Ratio
---------------------                       ------             -----         ------         -----
  Total Capital
    (to Risk Weighted Assets)              $ 29,556            10.0%       $ 23,747         8.0%
  Tier I Capital
    (to Risk Weighted Assets)                23,278             7.8          11,874         4.0
  Tier I Capital
    (to Average Assets)                      23,278             6.8          13,693         4.0
As of December 31, 1999:
------------------------
  Total Capital
    (to Risk Weighted Assets)              $ 31,331            11.2%       $ 22,473         8.0%
  Tier I Capital
    (to Risk Weighted Assets)                25,645             9.1          11,237         4.0
  Tier I Capital
    (to Average Assets)                      25,645             7.8          13,124         4.0


On September 30, 1999 the Company issued 1,400,000 common shares in a public offering. The shares were sold at $6.75 providing the Company with $8.1 million of net proceeds.

On March 9, 1999, the Company issued $10.0 million of 9.50% junior subordinated debentures to USA Capital Trust I, a Delaware business trust, in which the Company owns all of the common equity. The trust issued $10.0 million of trust preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in 2029. The trust preferred securities are Tier I eligible except, in accordance with Federal Reserve Board regulations, such that no more than 25% percent of Tier I capital can be comprised of trust preferred securities. The Company has invested $6.0 million of the proceeds in the Bank.

PART II

Item 1. Legal Proceedings
        -----------------

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company's and the Bank's financial condition and results of operations.

Item 2. Changes in Securities
        ---------------------

On August 18, 1999, the Company granted Systemax, Inc., (Systemax) 10,000 warrants to purchase class A common shares of USABancShares.com, Inc. These warrants carry a strike price of $9.875 and will expire on August 17, 2001. In addition, the Company agreed to grant Systemax, upon certain conditions, warrants to purchase an additional 30,000 shares of its common stock at a per share exercise price equal to the closing market bid price on the day prior to the grant. These securities were issued in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") provided in Section 4(2) or under Regulation D promulgated under the Securities Act. The securities were issued to a single purchaser who the Company believes is an "accredited investor" and has the knowledge and experience to evaluate the merits and risks of the purchase. As of March 31, 2000, Systemax had not satisfied the conditions required for the purchase of the additional 30,000 shares and therefore, the warrants will not be granted.

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

Exhibit No.    Description
-----------    -----------

10.1           Employment agreement between USABancShares.com and Kenneth L.
               Tepper and Brian M. Hartline*
10.2           Employment agreement between USABancShares.com and Craig J. Scher
10.3           Employment agreement between USABancshares.com and Sean Sweeney
10.4           Agreement by and between Kenneth L. Tepper and USABancShares.com dated January 2, 1998**
10.5           Registration Rights Agreement between USABancShares.com and certain shareholders dated February 13, 1998**
10.6           Warrant Agreement between USABancShares.com and Sandler O'Neill &
               Partners, L.P. dated February 13, 1998**
10.7           Agreement by and between USABancshares.com, Inc. and Earthlink and Systemax*
11             Computation of Per Share Earnings (Included in Financial
               Statements on Page 9 of this report)
21             Subsidiaries of the Corporation
27             Financial Data Schedule

-------------------------
* Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com's, as ammended, Registration No. 33-92506.
** Incorporated by reference from USABancShares.com's Annual Report on Form 10-KSB for the fiscal year December 31, 1999.

               (B)    Reports on Form 8-K

                      Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                              USABancShares.com, Inc.


Date: May 15, 2000            By: /s/ Kenneth L. Tepper
                                  ----------------------------------------------
                                  Kenneth L. Tepper,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date: May 15, 2000            By: /s/ Brian M. Hartline
                                  ----------------------------------------------
                                  Brian M. Hartline,
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)