Form 10QSB
period 2000-06-30
USABANCSHARES COM INC
filed 2000-08-15
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-QSB

       (Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the Quarter Ended June 30, 2000
                                       OR

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

Common Stock, $1.00 par value, outstanding on August 11, 2000: 5,507,974 shares Class B Common Stock, $.01 par value, outstanding on August 11, 2000: 10,000 shares, convertible into 216,460 shares of Common Stock

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                            Page #

         Item 1. Financial Statements

         Consolidated Balance Sheets                                           3

         Consolidated Statements of Operations                                 4

         Consolidated Statements of Comprehensive (Loss) Income                5

         Consolidated Statements of Changes in Stockholders' Equity            6

         Consolidated Statements of Cash Flows                                 7

         Notes to the Consolidated Financial Statements                        8

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            21

         Item 2. Change in Securities                                         21

         Item 3. Defaults Upon Senior Securities                              21

         Item 4. Submission of Matters to a Vote of Security Holders          21

         Item 5. Other Information                                            22

         Item 6. Exhibits and Reports on Form 8-K                             22

SIGNATURES                                                                    23

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                                           (unaudited)
                                                                                             June 30,            December 31,
                                                                                               2000                  1999
                                                                                            ---------            ------------
ASSETS
Cash and due from banks                                                                     $   2,889              $   3,813
Interest-bearing deposits with banks                                                            8,626                    821
Securities available-for-sale                                                                  30,908                 37,478
Securities held-to-maturity (fair value: 2000 - $102,025;
  1999 - $55,595)                                                                             108,860                 60,337
Federal Home Loan Bank of Pittsburgh (FHLB) Stock                                               4,011                  4,011
Loans receivable, net                                                                         183,676                197,623
Premises and equipment, net                                                                     4,759                  2,851
Accrued interest receivable                                                                     3,103                  2,906
Other real estate                                                                                  40                      -
Goodwill, net                                                                                      47                     70
Deferred income taxes                                                                           1,587                  1,475
Bank owned life insurance                                                                       5,280                  5,149
Other assets                                                                                    7,575                  6,801
                                                                                            ---------              ---------
    Total assets                                                                            $ 361,361              $ 323,335
                                                                                            =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                                  $   3,158              $   5,168
    NOW                                                                                        22,405                  4,692
    Money Market                                                                                  492                    973
    Savings and Passbook                                                                       21,440                 19,271
    Time                                                                                      254,171                224,934
                                                                                            ---------              ---------
     Total deposits                                                                           301,666                255,038

Borrowed funds:
    Long term borrowings                                                                       32,600                 35,000
    Guaranteed preferred beneficial interests in subordinated debt                             10,000                 10,000
Accrued interest payable                                                                        1,328                  4,132
Accrued expenses and other liabilities                                                          1,328                  1,237
                                                                                            ---------              ---------
    Total liabilities                                                                         346,922                305,407

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                               -                      -
Common stock, $1.00 par value; 25,000,000 authorized shares;
    5,507,974 shares issued and outstanding in 2000; 5,423,784 shares issued and outstanding in 1999; and 216,460 and 216,460 shares of converted and un-issued Class B common stock in 2000 and 1999, respectively actual 5,724,434 shares issued and outstanding in 2000, as adjusted
    actual 5,640,244 shares issued and outstanding in 1999, as adjusted                         5,724                  5,640
Additional paid-in capital                                                                     15,832                 15,368
Accumulated deficit                                                                            (5,239)                (1,378)
Accumulated other comprehensive (loss) - unrealized
    depreciation on securities available-for-sale                                              (1,878)                (1,702)
                                                                                            ---------              ---------
    Total stockholders' equity                                                                 14,439                 17,928
                                                                                            ---------              ---------
        Total liabilities and stockholders' equity                                          $ 361,361              $ 323,335
                                                                                            =========              =========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in Thousands, except per share data)
                                   (unaudited)

                                                                       Six Months Ended                      Three Months Ended
                                                                            June 30,                               June 30,
                                                                  --------------------------             --------------------------
                                                                    2000              1999                2000               1999
                                                                  --------          --------             -------           --------
Interest income:
    Loans                                                         $ 10,183           $ 5,736             $ 5,435            $ 2,980
    Investment securities                                            4,607             2,709               2,307              1,665
    Interest-bearing deposits and other                                809               104                 553                 23
                                                                  --------           -------             -------            -------
        Total interest income                                       15,599             8,549               8,295              4,668

Interest expense:
    Deposits                                                         8,413             3,582               4,417              1,915
    Borrowed funds                                                   1,567             1,164                 819                676
                                                                  --------           -------             -------            -------
        Total interest expense                                       9,980             4,746               5,236              2,591
                                                                  --------           -------             -------            -------
Net interest income                                                  5,619             3,803               3,059              2,077
Provision for loan losses                                                -               250                   -                150
                                                                  --------           -------             -------            -------
Net interest income after provision for loan losses                  5,619             3,553               3,059              1,927

Non-interest income:
    Service fee income                                                 304               110                 215                 81
    (Loss) gain on sales of investment securities                     (243)               30                  24                (25)
    Gain on sales of loans receivable                                    -                42                   -                  -
    Gain on sales of other real estate                                   8                60                   8                 60
    Brokerage operations (loss) gain                                  (380)              193                (188)                67
    Other                                                              206               134                 102                 66
                                                                  --------           -------             -------            -------
        Total non-interest income                                     (105)              569                 161                249

Non-interest expense:
    Salaries and employee benefits                                   2,088             1,346                 659                840
    Net occupancy expense                                              508               342                 296                178
    Professional fees                                                  735               198                 371                 99
    Office expenses                                                    391               102                 162                 50
    Data processing fees                                               731               120                 380                 70
    Advertising expense                                              2,972               132               1,501                 87
    Travel expense                                                     365               149                 189                 89
    Check printing fees                                                223                 -                 185                  -
    Other operating expenses                                         1,725               514               1,071                234
                                                                  --------           -------             -------            -------
        Total non-interest expense                                   9,738             2,903               4,814              1,647
                                                                  --------           -------             -------            -------
(Loss) income before income tax (benefit) expense                   (4,224)            1,219              (1,594)               529
Income tax (benefit) expense                                          (363)              295                (188)                19
                                                                  --------           -------             -------            -------
Net (loss) income                                                 $ (3,861)          $   924             $(1,406)           $   510
                                                                  ========           =======             =======            =======
(Loss) earnings per share - basic (1)                             $  (0.68)          $  0.22             $ (0.25)           $  0.12
                                                                  ========           =======             =======            =======
(Loss) earnings per share - diluted (1)                           $  (0.68)          $  0.21             $ (0.25)           $  0.12
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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive (Loss) Income
                                 (in Thousands)
                                   (unaudited)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                     ----------------------------------
                                                                                        2000                     1999
                                                                                     ---------                  -------
Net (loss) income                                                                    $ (3,861)                   $ 924
Other comprehensive loss:
    Unrealized losses on securities available-for-sale:
        Unrealized holding losses arising during the period,
         net of taxes                                                                    (176)                    (489)
                                                                                     --------                    -----
Comprehensive (loss) income                                                          $ (4,037)                   $ 435
                                                                                     ========                    =====


                                                                                               Three months ended
                                                                                                     June 30,
                                                                                     ----------------------------------
                                                                                        2000                     1999
                                                                                     ---------                  -------
Net (loss) income                                                                    $ (1,406)                   $ 510
Other comprehensive loss:
    Unrealized losses on securities available-for-sale:
        Unrealized holding losses arising during the period,
         net of taxes                                                                    (383)                    (174)
                                                                                     --------                    -----
Comprehensive (loss) income                                                          $ (1,789)                   $ 336
                                                                                     ========                    =====

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
            Consolidated Statement Of Changes In Stockholders' Equity
                     For the six months ended June 30, 2000
                                 (in Thousands)
                                   (unaudited)

                                                                                      Accumulated
                                                     Additional                           other            Total
                                       Common          paid-in        Accumulated     comprehensive    stockholders'
                                        Stock          capital          deficit           loss             equity
                                       -------       ----------       -----------    --------------    -------------
Balances, December 31, 1999            $ 5,640        $ 15,368         $ (1,378)        $ (1,702)         $ 17,928

Net unrealized gain on
securities available-for-sale                -               -                -              207               207

Exercise of options                         67             309                -                -               376

Warrants                                     -              62                -                -                62

Net loss                                     -               -           (2,455)               -            (2,455)
                                       -------        --------         --------         --------          --------
Balances, March 31, 2000               $ 5,707        $ 15,739         $ (3,833)        $ (1,495)         $ 16,118
                                       =======        ========         ========         ========          ========

Net unrealized loss on
securities available-for-sale                -               -                -             (383)             (383)

Exercise of options                         17              32                -                -                49

Warrants                                     -              61                -                -                61

Net loss                                     -               -           (1,406)               -            (1,406)
                                       -------        --------         --------         --------          --------
Balances, June 30, 2000                $ 5,724        $ 15,832         $ (5,239)        $ (1,878)         $ 14,439
                                       =======        ========         ========         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

(1) All per share data has been adjusted to reflect all stock dividends and stock splits.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)

                                                                                Six months ended
                                                                                     June 30,
                                                                          ----------------------------
                                                                            2000               1999
                                                                          ---------          ---------
Cash flows from operating activities:
    Net  (loss) income                                                    $ (3,861)          $    924
    Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
    Provision for possible loan losses                                           -                250
    Depreciation and amortization                                              256                192
    Decrease (increase) of goodwill                                              2                 (4)
    Net accretion of discounts on purchased loan portfolios                 (1,095)              (568)
    Net accretion/amortization of securities discounts/premiums               (217)               (39)
    Net amortiziation of warrants                                              123                  -
    Net losses on sale of securities                                          (243)               (30)
    Net gains on sale of loan assets                                             -                (42)
    Net gains (losses) on sale of real estate owned                              8                (60)
    Net increase in deferred fees                                               29                  -
    Increase in accrued interest receivable                                   (197)              (773)
    (Increase) decrease in deferred tax asset                                 (112)                38
    Increase in bank owned life insurance                                     (131)                 -
    Increase in other assets                                                  (774)            (7,499)
    (Decrease) increase in accrued interest payable                         (2,804)               584
    Increase in accrued expenses and other liabilities                          91                213
                                                                          --------           --------
      Net cash used by operating activities                                 (8,925)            (6,814)
                                                                          --------           --------
Cash flows from investing activities:
    Investment securities available-for-sale:
         Purchases                                                               -            (41,560)
         Sales                                                               5,957              1,620
         Maturities and principal repayments                                   583                155
         Net realized losses                                                    76                  -
    Investment securities held-to-maturity:
         Purchases                                                         (53,314)            (1,979)
         Sales                                                               1,000              1,200
         Maturities and principal repayments                                 3,815              2,704
    Purchases of FHLB Stock                                                      -               (488)
    Increase in interest bearing deposits with banks                        (7,805)            (5,281)
    Principal payments on loans                                             18,098             18,727
    Originations of loans                                                  (13,827)           (31,300)
    Sale/participation of loans                                             10,940                  -
    (Increase) decrease in other real estate, net                              (40)                66
    Purchases of premises and equipment                                     (2,135)              (837)
                                                                          --------           --------
      Net cash used in investing activities                                (36,652)           (56,973)
                                                                          --------           --------
Cash flows from financing activities:
    Net increase in deposits                                                46,628             55,568
    Decrease in short-term borrowings                                            -             (1,906)
    Decrease in long-term borrowings                                        (2,400)                 -
    Exercise of stock options                                                  425                  -
    Proceeds from issuance of trust preferred securities                         -             10,000
                                                                          --------           --------
      Net cash provided by financing activities                             44,653             63,662
                                                                          --------           --------
    Net decrease in cash and cash equivalents                                 (924)              (125)
    Cash and cash equivalents, beginning                                     3,813              1,335
                                                                          --------           --------
    Cash and cash equivalents, end                                        $  2,889           $  1,210
                                                                          ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc., (the "Company"), vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACredit, Inc., a Pennsylvania corporation, USARealEstate, Inc., a Pennsylvania corporation and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of June 30, 2000 and for the six and three months ended June 30, 2000 and 1999, are not necessarily indicative of results to be anticipated for the full year.

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

4. Bondsonline Group, Inc.

In May 2000, the Company and its wholly owned subsidiary, USACapital, Inc. entered into an Asset Contribution Agreement with Bondsonline, Inc., resulting in the creation of a new entity known as Bondsonline Group, Inc. Using the equity method to account for the transaction, the Company contributed all of the issued and outstanding capital stock of USACapital, Inc. in exchange for 5,472,867 shares or 49% of Bondsonline Group, Inc.'s common shares outstanding. The common stock has a par value of $.001 per share.

5. Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

The following information was used in the computation of earnings per share on both a basic and diluted basis for the six and three month periods ended June 30, 2000 and 1999:

(in Thousands, except per share data)

                                                                              Six months ended
                                                                                   June 30,
                                                                        ---------------------------
                                                                           2000              1999
                                                                        ---------          --------
Basic EPS Computation:
    Numerator - Net (loss) earnings                                     $ (3,861)           $   924
    Denominator - Weighted average shares outstanding                      5,687              4,231
                                                                        --------            -------
Basic (loss) earnings per share (1)                                     $  (0.68)           $  0.22
                                                                        ========            =======
Diluted EPS Computation:
    Numerator - Net (loss) earnings                                     $ (3,861)           $   924
    Denominator - Weighted average shares outstanding                      5,687              4,231
    Effect of dilutive securities                                              -                 82
                                                                        --------            -------
Diluted (loss) earnings per share (1)                                   $  (0.68)           $  0.21
                                                                        ========            =======

                                                                              Three months ended
                                                                                    June 30,
                                                                        ---------------------------
                                                                           2000              1999
                                                                        ---------          --------
Basic EPS Computation:
    Numerator - Net (loss) earnings                                     $ (1,406)           $   510
    Denominator - Weighted average shares outstanding                      5,723              4,231
                                                                        --------            -------
Basic (loss) earnings per share (1)                                     $  (0.25)           $  0.12
                                                                        ========            =======

Diluted EPS Computation:
    Numerator - Net (loss) earnings                                     $ (1,406)           $   510
    Denominator - Weighted average shares outstanding                      5,723              4,231
    Effect of dilutive securities                                              -                163
                                                                        --------            -------
Diluted (loss) earnings per share (1)                                   $  (0.25)           $  0.12
                                                                        ========            =======

(1) All per share data has been adjusted to reflect all stock dividends and stock splits.

There were options to purchase 1,178,168 shares and 923,818 shares of common stock at a range of $2.83 to $6.63 per share which were outstanding for the six and three months ended June 30, 2000, respectively. These shares were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Company for the six and three months ended June 30, 2000.


6.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities.

On April 1, 1999 in conjunction with the adoption of SFAS No. 133, the Bank reclassified $33.4 million of securities from available-for-sale to held-to-maturity. Due to the reclassification, the Bank accreted approximately $15,000 into equity during the six months ended June 30, 2000 to restore the securities back to their carrying value.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  June 30, 2000

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

FINANCIAL CONDITION

The Company's total assets increased from $323.3 million at December 31, 1999 to $361.4 million at June 30, 2000, an increase of $38.1 million, or 11.8%. The increase was due primarily to increases in the securities portfolio, interest bearing deposits, premises and equipment and other assets, of $42.0 million, $7.8 million, $1.9 million, and $774,000, respectively. The increase in the securities portfolio was primarily due to the acquisition of federal agency bonds and U.S. Treasury securities, partially offset by the sale of corporate debt instruments. The increase in interest bearing deposits can be attributed to the growth in deposit liabilities. The increase in premises and equipment is the result of the purchase of a new administrative office building in February 2000 at a cost of approximately $1.6 million. The Company is currently in the process of applying for approximately $1.0 million in tax credits associated with the purchase of this property. The increase in other assets is associated with fees relating to the Company's strategic marketing agreements with several leading Internet entities. These increases were partially offset by a decrease in the net loan portfolio of $13.9 million, partially due to the sale of $4.8 million and participation of $6.1 million of loan assets during the second quarter of 2000. Additionly, repayments and prepayments of loan assets totaled $18.6 million and were offset by $13.8 million in loan originations.

The growth in total assets was funded by an increase in deposits of $46.6 million. Retail and Internet time deposits increased $45.1 million and transaction accounts increased $17.4 million. These increases were partially offset by a decrease of $15.9 million in institutional deposits. The Company's stockholders' equity decreased from $17.9 million at December 31, 1999 to $14.4 million at June 30, 2000, due to the operating loss incurred by the Company for the six months ended June 30, 2000, partially offset by $425,000 in proceeds received from the exercise of stock options.

NET INCOME

The Company reported a net operating loss of $3.9 million or $(.68) per share, for the six months ended June 30, 2000, compared to net income of $924,000 or $0.21 per diluted share for the six months ended June 30, 1999. Net income decreased primarily because of the Company's Internet initiative and the investments made to market and support www.usabancshares.com.

The Company reported a net operating loss of $1.4 million or $(.25) per share, for the three months ended June 30, 2000, compared to net income of $510,000 or $0.12 per diluted share for the three months ended June 30, 1999. Net income decreased primarily because of the Company's Internet initiative and the investments made to market and support www.usabancshares.com.

INTEREST INCOME

Total interest income increased $7.1 million or 82.5% to $15.6 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, due to an increase in average earning assets of $151.6 million during the same time period. Income on loans increased $4.4 million due to the average earning loan balances increasing $89.8 million, and an increase of $527,000 in accretion income recognized, due to loan payoffs and loan sales in the second quarter. The increase in average loans outstanding was partially offset by the yield on the loan portfolio decreasing by 35 basis points. Income on investments increased $1.9 million due to the investment portfolio average balances increasing $40.2 million between the noted periods and the yield on the portfolio increasing by 38 basis points. Income on interest bearing deposits increased $705,000 due to the average balance of overnight funds, held at the Federal Home Loan Bank, increasing $21.6 million and an increase in the overnight funds rate.

Total interest income increased $3.6 million or 77.7% to $8.3 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, due to an increase in average earning assets of $151.2 million during the same time period. Income on loans increased $2.5 million due to the average earning loan balances increasing $85.0 million, and an increase in the yield by 41 basis points. The yield increase was due to an increase of $590,000 in the accretion income recognized, due to loan payoffs and loan sales during the quarter. Income on investments increased $642,000 due to the investment portfolio average balances increasing $31.4 million between the noted periods, partially offset by a decrease in the yield on the portfolio by 31 basis points. Income on interest bearing deposits increased $530,000 due to the average balance of overnight funds, held at the Federal Home Loan Bank, increasing $34.8 million and an increase in the overnight funds rate.

INTEREST EXPENSE

Total interest expense increased $5.2 million or 110.3% to $10.0 million, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, primarily due to a higher volume of new time deposits. Interest expense on deposits increased $4.8 million, due to the average outstanding balances increasing $153.7 million and an increase in the average cost of funds by 42 basis points. The average cost of funds, including other borrowings, was 6.09% for the six months ended June 30, 2000 compared to 5.67% over the same period in 1999.

Total interest expense increased $2.7 million or 102.1% to $5.2 million, for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, due to a higher volume of new time deposits. Interest expense on deposits increased $2.5 million, due to the average outstanding balances increasing $154.9 million and an increase in the average cost of funds. The average cost of funds increased by 55 basis points, including other borrowings, was 6.17% for the three months ended June 30, 2000 compared to 5.62% for the same period in 1999.

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

Net interest income after the provision for loan losses for the six months ended June 30, 2000, increased $2.0 million or 58.1%, to $5.6 million from $3.6 million for the same period in 1999. Average interest-earning assets increased by $151.6 million, or 85.3% to $329.2 million, for the six months ended June 30, 2000 compared to the same period in 1999. Average interest-bearing liabilities increased $159.7 million or 94.6% over the same period. The net interest spread and net interest margin decreased for the period ended June 30, 2000 compared to June 30, 1999, from 3.96% to 3.39% and 4.28% to 3.41% respectively. For the six months ended June 30, 2000, $1.1 million of discount was accreted into interest income or 7.0% of total interest income. This compares to $568,000 of discount accreted into interest income for the six month period ended June 30, 1999 or 6.6% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have declined 89 basis points for the six months ended June 30, 2000 compared to June 30, 1999 to 2.75% from 3.64% respectively.

Net interest income after the provision for loan losses for the three months ended June 30, 2000, increased $1.2 million or 58.7%, to $3.1 million from $1.9 million for the same period in 1999. Average interest-earning assets increased by $151.2 million, or 80.6% to $338.9 million, for the three months ended June 30, 2000 compared to the same period in 1999. Average interest-bearing liabilities increased $156.2 million or 84.7% over the same period. The net interest spread and net interest margin declined for the period ended June 30, 2000 compared to June 30, 1999, from 4.33% to 3.62% and 4.43% to 3.61%
respectively. For the three months ended June 30, 2000, $857,000 of discount was accreted into interest income or 10.3% of total interest income. This compares to $267,000, of discount accreted into interest income for the three month period ended June 30, 1999 or 5.7% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have declined 126 basis points for the three months ended June 30, 2000 compared to June 30, 1999 to 2.60% from 3.86%, respectively.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:



(in Thousands)

                                                                           Six months ended June 30,
                                                               2000                                       1999
                                             ---------------------------------------  --------------------------------------------
                                              Average                      Average         Average                      Average
                                              Balance        Interest     Yield/Rate       Balance       Interest      Yield/Rate
                                             ---------       --------     ----------  ---------------  ------------  -------------
Interest-earning assets:
Loans                                        $ 197,176       $ 10,183        10.33%       $ 107,388       $ 5,736          10.68%
Investment securities                          104,354          4,607         8.83           64,133         2,709           8.45
Interest-bearing deposits and other             27,650            809         5.85            6,085           104           3.42
                                             ---------       --------       ------        ---------       -------         ------
 Total interest-earning assets               $ 329,180       $ 15,599         9.48        $ 177,606       $ 8,549           9.63

Interest-bearing liabilities:
Deposits:
   NOW                                       $  12,268       $    273         4.46%       $   1,348       $    14           2.08%
   Money Market                                    777             16         4.13            2,506            58           4.64
   Savings and Passbook                         19,759            393         3.99           12,037           278           4.63
   Time                                        248,774          7,731         6.23          111,984         3,233           5.79
Borrowings                                      46,960          1,567         6.69           40,934         1,163           5.70
                                             ---------       --------       ------        ---------       -------         ------
 Total interest-bearing liabilities          $ 328,538       $  9,980         6.09        $ 168,809       $ 4,746           5.67
                                             ---------       --------       ------        ---------       -------         ------
Excess of interest-earning assets over
interest-bearing liabilities                 $     642                                    $   8,797
                                             =========                                    =========
Net interest income                                          $  5,619                                     $ 3,803
                                                             ========                                     =======
Net interest rate spread                                                      3.39%                                         3.96%
                                                                            ======                                        ======
Net interest margin                                                           3.41%                                         4.28%
                                                                            ======                                        ======
Average earning assets to average
interest-bearing liabilities                                                100.20%                                       105.21%
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


(in Thousands)

                         June 30, 2000 vs. June 30, 1999

                                                     Increase or (Decrease)
                                                       Due to Changes in
                                               --------------------------------
                                                                                         Total
                                                   Average            Average          Increase
                                                    Volume             Rate           (Decrease)
                                               ---------------     ------------      ------------
Variance in interest income on:
   Interest-earning assets:
     Loans                                          $ 4,796            $ (349)          $ 4,447
     Investment securities                            1,699               199             1,898
     Interest-earning deposits and other                369               336               705
                                                    -------            ------           -------
        Total interest-earning assets               $ 6,864            $  186           $ 7,050
                                                    -------            ------           -------
   Interest-bearing liabilities:
     Deposits:
         NOW                                        $   113            $  146           $   259
         Money Market                                   (40)               (2)              (42)
         Savings and Passbook                           178               (63)              115
         Time                                         3,949               549             4,498
     Borrowings                                         171               233               404
                                                    -------            ------           -------
        Total interest-bearing liabilities          $ 4,371            $  863           $ 5,234
                                                    -------            ------           -------
Changes in net interest income                      $ 2,493            $ (617)          $ 1,816
                                                    =======            ======           =======

PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, no additions to the provision for loan losses were made during the six months ended June 30, 2000. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.14% at June 30, 2000, compared to 1.06% at December 31, 1999 and 1.14% at June 30, 1999. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. The Bank had charge-offs on loans of $1,000 during the six months ended June 30, 2000. No charge-offs were recorded for the six months ended June 30, 1999. No recoveries on loans were recorded during the six months ended June 30, 2000 compared to $24,000 of recoveries for the same period in 1999.

NON-INTEREST INCOME

Non-interest income decreased $674,000 to $(105,000) for the six months ended June 30, 2000. Loss on sale of investments was $243,000 for the six months ended June 30, 2000 compared to a gain of $30,000 for the same period in 1999. Net earnings from brokerage operations decreased $573,000 during the period. The brokerage operations results reflect the increased costs associated with the maintenance and support of the on-line trading line of business, www.usaforce.com and a decrease in income from trading operations. Service fee income increased $194,000 due to the growth in deposit balances, and due to the purchase of bank owned life insurance in June 1999, other non-interest income reflects an increase of $109,000 in income on bank owned life insurance for the six month period ended June 30, 2000 compared to the same period in 1999.

Non-interest income decreased $88,000 to $161,000 for the three months ended June 30, 2000 compared to the same period in 1999. Service fee income increased $134,000 due to the growth in deposit balances, and due to the purchase of bank owned life insurance in June 1999, other non-interest income reflects an increase of $44,000 in income on bank owned life insurance for the three month period ended June 30, 2000 compared to the same period in 1999. Net earnings from brokerage operations decreased $255,000 during the comparable time periods. The brokerage operations results reflect the costs associated with the maintenance and support of the on-line trading line of business, www.usaforce.com and a decrease in income from trading operations.

NON-INTEREST EXPENSE

Other non-interest expense increased $6.8 million, or 235.4% to $9.7 million, for the six months ended June 30, 2000. Compensation expense increased $742,000, or 55.1%, due to the hiring of 42 new employees. Advertising expenses increased $2.8 million due to marketing initiatives for the www.usabancshares.com web site. Office expense, travel and entertainment, and other miscellaneous expenses increased as a result of the increased efforts to attract additional customers and strategic partners. Data processing expenses and check printing expenses increased $611,000 and $223,000, respectively, due to the growth in deposit accounts. Professional fees increased $537,000 due to an increase in outside consulting and legal services provided during the six months ended June 30, 2000.

Other non-interest expense increased $3.2 million, or 192.3% to $4.8 million, for the three months ended June 30, 2000. Advertising expenses increased $1.4 million due to marketing initiatives for the www.usabancshares.com web site. Office expense, travel and entertainment, and other miscellaneous expenses increased as a result of the increased efforts to attract additional customers and strategic partners. Data processing expenses and check printing expenses increased $310,000 and $185,000, respectively, due to the growth in deposit accounts. Professional fees increased $272,000 due to an increase in outside consulting and legal services provided during the three months ended June 30, 2000. These increases were partially offset by a decrease in compensation expense resulting from the reversal of compensation benefit accruals.

INCOME TAX EXPENSE

An income tax benefit of $363,000 was recorded for the six months ended June 30, 2000, compared to income tax expense of $295,000 for the six months ended June 30, 1999.

LOAN PORTFOLIO

Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $183.7 million at June 30, 2000 compared to $197.6 million at December 31, 1999. Loans receivable represented 50.8% of total assets as of June 30, 2000 compared to 61.1% at December 31, 1999.

The following table summarizes the loan portfolio of the Bank by loan category and amount at June 30, 2000, compared to December 31, 1999:

                                                          June 30,                    December 31,
                                                  -----------------------       -----------------------
(in Thousands)                                        2000           %              1999           %
                                                  -----------------------       -----------------------
Real Estate:
   1-4 family residential properties               $ 13,607          7.3%       $  31,729         15.9%
   Commercial real estate                           140,655         75.6          143,428         71.7
   Multifamily residential properties                 9,971          5.4            7,726          3.9
Construction                                         10,249          5.5            9,467          4.7
Commercial and industrial                             9,122          4.9            4,688          2.3
Consumer                                              2,482          1.3            2,967          1.5
                                                   --------       ------        ---------        -----
    Total loans, net of discount                   $186,086        100.0%       $ 200,005        100.0%
                                                   ========       ======        =========       ======
    Deferred loan fees                                 (296)                         (267)
    Allowance for loan losses                        (2,114)                       (2,115)
                                                   --------                     ---------
    Loans receivable, net                          $183,676                     $ 197,623
                                                   ========                     =========


At June 30, 2000 the Bank's net discounted loan portfolio amounted to $107.6 million or 57.8% of total loans net of discount. These loans have a face value of $111.6 million, reflecting a discount of $4.0 million or 3.6%. At December 31, 1999 the Bank's net discounted loan portfolio amounted to $121.3 million or 60.7% of total loans net of discount. These loans had a face value of $126.9 million, reflecting a discount of $5.6 million or 4.4%. At June 30, 2000, and December 31, 1999, the Bank has identified $1.4 million and $2.0 million, respectively, of the purchased loan discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans. The decrease in the cash discount can be attributed to the payoff and sale of loan assets from the discounted loan portfolio during the second quarter.

On June 30, 2000, the net book value of non-accrual loans was approximately $782,000 compared to $1.3 million at December 31, 1999. The amount of troubled debt restructured loans totaled $1.8 million as of June 30, 2000 compared to $1.7 million as of December 31, 1999. The Bank will recognize income on non-accrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan sufficient to cover the outstanding obligation to the Bank. At June 30, 2000 the allowance for loan losses to non-performing loans, net of discount was 270.2% compared to 167.1% at December 31, 1999. The Bank's allowance for loan losses and purchased discount to total loans, net of discount, was 3.28% and 3.82% at June 30, 2000 and December 31, 1999, respectively.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended June 30, 2000 compared to December 31, 1999:

(in Thousands)

                                          Six months                Twelve months
                                        ended June 30,            ended December 31,
                                             2000                        1999
                                        --------------            ------------------
Balance at beginning of period              $2,115                      $1,051
   Provision for loan losses                     -                       1,175
   Charge-offs                                  (1)                       (141)
   Recoveries                                    -                          30
                                            ------                      ------
Balance at end of period                    $2,114                      $2,115
                                            ======                      ======


INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at June 30, 2000, and December 31, 1999, respectively, for each major category of the Bank's investment securities:

                                                                   June 30, 2000
                                          ------------------------------------------------------------
(in Thousands)
                                                               Gross           Gross       Approximate
                                          Amortized         Unrealized      Unrealized         Fair
                                             Cost              Gains          Losses           Value
                                          ---------         ----------      ----------     -----------
Available-for-Sale
U.S. Government and agency
    securities                             $  1,400             $  -        $    (50)        $   1,350
Mortgage-backed securities                    8,743                -            (444)            8,299
Corporate securities                         13,864               43            (973)           12,934
Trust preferred securities                    7,585                -            (745)            6,840
Other securities                              1,622                -            (137)            1,485
                                           --------             ----        --------         ---------
Total Available-for-Sale                   $ 33,214             $ 43        $ (2,349)        $  30,908
                                           ========             ====        ========         =========
Held-to-Maturity
U.S. Government and agency
    securities                             $ 53,076             $  -        $   (285)        $  52,791
Mortgage-backed securities                    8,569                9            (501)            8,077
Corporate obligations                        16,106                -          (2,019)           14,087
Trust preferred securities                   28,708                -          (4,577)           24,131
Municipal securities                          3,173                -            (234)            2,939
                                           --------             ----        --------         ---------
Total Held-to-Maturity                     $109,632             $  9        $ (7,616)        $ 102,025
                                           ========             ====        ========         =========


                                                                 December 31, 1999
                                         ---------------------------------------------------------------
(in Thousands)
                                                               Gross           Gross         Approximate
                                         Amortized          Unrealized      Unrealized          Fair
                                            Cost               Gains          Losses            Value
                                         ----------         ----------      ----------       -----------
Available-for-Sale
U.S. Government and agency
    securities                             $  1,399             $  -        $    (51)         $  1,348
Mortgage-backed securities                    9,101                -            (457)            8,644
Corporate securities                         19,326                6            (311)           19,021
Trust preferred securities                    7,588                -            (608)            6,980
Other securities                              2,058                2            (575)            1,485
                                           --------             ----        --------          --------
Total Available-for-Sale                   $ 39,472             $  8        $ (2,002)         $ 37,478
                                           ========             ====        ========          ========
Held-to-Maturity
U.S. Government and agency
    securities                             $  5,694             $  -        $   (262)         $  5,432
Mortgage-backed securities                    6,514                8            (152)            6,370
Corporate obligations                        16,079                -          (1,355)           14,724
Trust preferred securities                   29,676              139          (3,595)           26,220
Municipal securities                          3,170                -            (321)            2,849
                                           --------             ----        --------          --------
Total Held-to-Maturity                     $ 61,133             $147        $ (5,685)         $ 55,595
                                           ========             ====        ========          ========


LIQUIDITY

The Company's primary sources of funds are customer deposits, non-retail time deposits, maturities of investment securities, sales of "Available-for-Sale" securities, loan sales, loan repayments, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 18.3% to $301.7 million at June 30, 2000, compared to $255.0 million as of December 31, 1999. The Bank has made a concerted effort to attract deposits through competitive pricing of its Internet/retail deposit products. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available-for-Sale" securities, loan sales, loan repayments, and the Federal Funds markets to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Bank's deposit portfolio.

(in Thousands)

                                                    June 30, 2000                 December 31, 1999
                                            -----------------------------  ----------------------------
                                              Amount           Percent         Amount        Percent
                                            -------------  --------------  -------------  -------------
Demand                                         $   3,158            1.0%       $  5,168           2.0%
NOW                                               22,405            7.4           4,692           1.8
Money Market                                         492            0.2             973           0.4
Savings and Passbook                              21,440            7.1          19,271           7.6
Time                                             254,171           84.3         224,934          88.2
                                               ---------         ------        --------        ------
                                               $ 301,666         100.00%       $255,038        100.00%
                                               =========         ======        ========        ======



The following table summarizes the maturity composition of certificates of deposit at June 30, 2000, compared to December 31, 1999:

(in Thousands)

                                                    June 30, 2000                 December 31, 1999
                                            -----------------------------  ------------------------------
Within one year                                $ 135,628           53.4%         $142,907          63.5%
Over one year through two years                   46,341           18.2            44,860          20.0
Over two years through three years                35,268           13.9            15,996           7.1
Over three years through five years               36,120           14.2            20,450           9.1
Over five years through ten years                    814            0.3               721           0.3
                                               ---------         ------          --------        ------
                                               $ 254,171         100.00%         $224,934        100.00%
                                               =========         ======          ========        ======

Borrowings decreased 6.9% to $32.6 million as of June 30, 2000 compared to $35.0 million at December 31, 1999. The Bank has four outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectively. These four credit facilities have interest rates of 5.63%, 6.31%, 4.84%, and 5.37%, and conversion dates of June 15, 2003, December 20, 2001, September 30, 2003, and April 7, 2005, respectively. The conversion rates on these credit facilities are based on the three month LIBOR rate plus 14 basis points, 16 basis points, 14.5 basis points, and 13.5 basis points, respectively. The Company also has a prime based loan in the amount of $2.6 million with a maturity date of December 16, 2001. Currently, the Bank is not able to borrow any additional funds from the FHLB unless additional collateral is provided. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). At June 30, 2000, the Company and the Bank meet all capital adequacy requirements to which they are subject.

At June 30, 2000, the Bank's actual and required minimum capital ratios were as follows:

                                                                                                          To be well
                                                                                                       Capitalized under
                                                                               For Capital             Prompt Corrective
(in Thousands)                                                              Adequacy Purposes          Action Provisions
                                                                        --------------------------  ------------------------
As of June 30, 2000:                           Amount            Ratio       Amount        Ratio        Amount      Ratio
--------------------                         ---------          ------  ---------------  ---------  -------------  ---------
  Total Capital
    (to Risk Weighted Assets)                $ 27,014            10.0%      $ 21,561        8.0%       $26,951       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  24,900             9.2         10,780        4.0         16,170        6.0
  Tier I Capital
    (to Average Assets)                        24,900             7.1         13,979        4.0         17,473        5.0

As of December 31, 1999:
------------------------
  Total Capital
    (to Risk Weighted Assets)                $ 28,266            10.1%      $ 22,460        8.0%       $28,075       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  26,151             9.3         11,230        4.0         16,845        6.0
  Tier I Capital
    (to Average Assets)                        26,151             7.9         13,171        4.0         16,464        5.0



At June 30, 2000, the Company's actual and required minimum capital ratios were as follows:


                                                                                   For Capital
(in Thousands)                                                                  Adequacy Purposes
As of June 30, 2000:                           Amount            Ratio         Amount        Ratio
--------------------                         --------           -------       --------      -------
  Total Capital
    (to Risk Weighted Assets)                $ 28,302            10.4%        $ 21,824        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                  21,600             7.9           10,912        4.0
  Tier I Capital
    (to Average Assets)                        21,600             5.9           14,583        4.0

As of December 31, 1999:
------------------------
  Total Capital
    (to Risk Weighted Assets)                $ 31,331            11.2%        $ 22,473        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                  25,645             9.1           11,237        4.0
  Tier I Capital
    (to Average Assets)                        25,645             7.8           13,124        4.0


On September 30, 1999 the Company issued 1,400,000 common shares in a public offering. The shares were sold at $6.75 providing the Company with $8.1 million of net proceeds.

On March 9, 1999, the Company issued $10.0 million of 9.5% junior subordinated debentures to USA Capital Trust I, a Delaware business trust, in which the Company owns all of the common equity. The trust issued $10.0 million of trust preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in 2029. The trust preferred securities are Tier I eligible except, in accordance with Federal Reserve Board regulations, the Company is limited to recognizing $4.6 million as Tier I capital, such that no more than 25% percent of Tier I capital is comprised of trust preferred securities. The Company has invested $6.0 million of the proceeds in vBank.

PART II

Item 1. Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company's and the Bank's financial condition and results of operations.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 10, 2000. At the annual meeting, the stockholders approved the following actions:

        (i) Mr. George M. Laughlin, Mr. Kenneth L. Tepper, Mr. Clarence L. Rader, Mr. George C. Fogwell, III, Mr. John A. Gambone, Mr. Brian M. Hartline, Ms. Carol J. Kaufman, Mr. Wayne O. Leevy and Mr. Daniel Stechow were elected as directors of the Company with terms expiring in 2001. For each of the nominees, the vote was as follows:

                               Shares for    Shares against     Shares withheld
        (a) Mr. Laughlin       5,288,793           0                 90,676
        (b) Mr. Tepper         5,288,534           0                 90,935
        (c) Mr. Rader          5,284,593           0                 94,876
        (d) Mr. Fogwell, III   5,289,734           0                 89,735
        (e) Mr. Gambone        5,280,763           0                 98,706
        (f) Mr. Hartline       5,285,834           0                 93,635
        (g) Ms. Kaufman        5,290,734           0                 88,735
        (h) Mr. Leevy          5,286,334           0                 93,135
        (g) Mr. Stechow        5,289,534           0                 89,935



        (ii) A proposal to amend and restate the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock was approved. The vote was:

             Shares for       Shares against       Shares abstain
             5,202,763           147,334               29,372


        (iii) The selection of the firm of Grant Thornton, LLP as independent auditors to examine the financial statements of the Company and its subsidiaries for the 2000 fiscal year was ratified. The vote was:

             Shares for      Shares against        Shares abstain
             2,327,477            19,642              32,350

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

               (A)    Exhibits

                      The following exhibits are filed as part of this report. Exhibit numbers correspond to the exhibits required by
                      Item 601 of Regulation S-B.

Exhibit No.    Description
-----------    -----------
   10.1        Employment agreement between USABancShares.com and Kenneth L.
               Tepper and Brian M. Hartline*
   10.2        Employment agreement between USABancShares.com and Craig J. Scher
   10.3        Agreement by and between Kenneth L. Tepper and USABancShares.com dated January 2, 1998**
   10.4        Registration Rights Agreement between USABancShares.com and certain shareholders dated February 13, 1998**
   10.5        Warrant Agreement between USABancShares.com and Sandler O'Neill &
               Partners, L.P. dated February 13, 1998**
   10.6        Agreement by and between USABancshares.com, Inc. and Earthlink and Systemax*
   11          Computation of Per Share Earnings (Included in Financial
               Statements on Page 9 of this report)
   27          Financial Data Schedule

-------------------------
* Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com's, as amended, Registration No. 33-92506.
** Incorporated by reference from USABancShares.com's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

               (B)    Reports on Form 8-K

                      On May 25, 2000, the Company filed a current report on Form 8-K to report the event described in Item 4 of the Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                   USABancShares.com, Inc.


   Date:  August 14, 2000          By: /s/  Kenneth L. Tepper
                                       -------------------------------
                                   Kenneth L. Tepper,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




   Date: August 14, 2000           By: /s/  Daniel J. Machon, Jr.
                                       ----------------------------------------
                                   Daniel J. Machon, Jr.,
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)