Form 10QSB
period 2000-09-30
USABANCSHARES COM INC
filed 2000-11-13
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            -------------------------

                                   Form 10-QSB


      (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended September 30, 2000

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to________

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

                                 (215) 569-4200
                                 ---------------
              (Registrant's telephone number, including area code)


Securities registered under Section 12(b) of the Act: None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

               Transitional Small Business Format: YES ( ) NO (X)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value, outstanding on November 10, 2000:
5,493,460 shares
Class B Common Stock, $.01 par value, outstanding on November 10, 2000:
10,000 shares, convertible into 216,460 shares of Common Stock

                               TABLE OF CONTENTS
                               -----------------

PART I   FINANCIAL INFORMATION                                            Page #

         Item 1.  Financial Statements

         Consolidated Balance Sheets                                           3

         Consolidated Statements of Operations                                 4

         Consolidated Statements of Comprehensive (Loss) Income                5

         Consolidated Statements of Changes in Stockholders' Equity            6

         Consolidated Statements of Cash Flows                                 7

         Notes to the Consolidated Financial Statements                        8

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           20

         Item 2.  Change in Securities                                        20

         Item 3.  Defaults Upon Senior Securities                             20

         Item 4.  Submission of Matters to a Vote of Security Holders         20

         Item 5.  Other Information                                           20

         Item 6.  Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                                    21

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                          (unaudited)
                                                                         September 30,              December 31,
                                                                             2000                       1999
                                                                         -------------             --------------
ASSETS
Cash and due from banks                                                    $ 19,086                    $ 3,813
Interest-bearing deposits with banks                                          1,765                        821
Securities available-for-sale                                                40,664                     37,478
Securities held-to-maturity (fair value: 2000 - $63,797;
  1999 - $55,595)                                                            69,279                     60,337
Federal Home Loan Bank of Pittsburgh (FHLB) stock                             4,011                      4,011
Loans receivable, net                                                       182,983                    197,623
Premises and equipment, net                                                   5,040                      2,851
Accrued interest receivable                                                   3,407                      2,906
Other real estate owned                                                          40                          -
Goodwill, net                                                                    47                         70
Deferred income taxes                                                         1,502                      1,475
Bank owned life insurance                                                     5,356                      5,149
Other assets                                                                  8,955                      6,801
                                                                          ---------                  ---------

    Total assets                                                          $ 342,135                  $ 323,335
                                                                          =========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                  $ 5,178                    $ 5,168
    NOW                                                                      33,967                      4,692
    Money Market                                                                395                        973
    Savings and Passbook                                                     22,444                     19,271
    Time                                                                    219,620                    224,934
                                                                          ---------                  ---------
     Total deposits                                                         281,604                    255,038
Borrowed funds:
    Long term borrowings                                                     32,600                     35,000
    Guaranteed preferred beneficial interests in subordinated debt           10,000                     10,000
Accrued interest payable                                                      1,478                      4,132
Accrued expenses and other liabilities                                        1,899                      1,237
                                                                          ---------                  ---------
    Total liabilities                                                       327,581                    305,407

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                             -                          -
Common stock, $1.00 par value; 25,000,000 authorized shares;
    5,507,974 shares issued and outstanding in 2000; 5,423,784 shares issued and outstanding in 1999; and 216,460 and 216,460 shares of converted and unissued Class B common stock in 2000 and 1999, respectively
    actual 5,724,434 shares issued and outstanding in 2000, as adjusted
    actual 5,640,244 shares issued and outstanding in 1999, as adjusted       5,724                      5,640
Treasury stock                                                                  (54)                         -
Additional paid-in capital                                                   15,893                     15,368
Accumulated deficit                                                          (5,447)                    (1,378)
Accumulated other comprehensive (loss) - unrealized
    depreciation on securities available-for-sale                            (1,562)                    (1,702)
                                                                          ---------                  ---------

    Total stockholders' equity                                               14,554                     17,928
                                                                          ---------                  ---------

        Total liabilities and stockholders' equity                        $ 342,135                  $ 323,335
                                                                          =========                  =========


The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in Thousands, except per share data)
                                   (unaudited)

                                                                     Nine Months Ended                     Three Months Ended
                                                                       September 30,                         September 30,
                                                            -----------------------------------   ----------------------------------
                                                                 2000               1999               2000               1999
                                                            ----------------   ----------------   ----------------   ---------------
Interest income:
    Loans                                                     $ 14,907           $ 10,024            $ 4,724            $ 4,287
    Investment securities                                        6,997              4,681              2,390              1,973
    Interest-bearing deposits and other                          1,203                208                391                104
                                                              --------           --------            -------            -------
        Total interest income                                   23,107             14,913              7,505              6,364

Interest expense:
    Deposits                                                    12,719              6,958              4,301              3,375
    Borrowed funds                                               2,316              1,829                749                665
                                                              --------           --------            -------            -------
        Total interest expense                                  15,035              8,787              5,050              4,040
                                                              --------           --------            -------            -------
Net interest income                                              8,072              6,126              2,455              2,324
Provision for loan losses                                            -              1,075                  -                825
                                                              --------           --------            -------            -------
Net interest income after provision for loan losses              8,072              5,051              2,455              1,499

Non-interest income:
    Service fee income                                             599                150                290                 40
    (Loss) gain on sales of investment securities                 (263)                31                (21)                 -
    Gain on sales of loans receivable                                -              1,402                  -              1,361
    Gain on sales of other real estate                               8                 60                  -                  -
    Brokerage operations (loss) gain                              (380)               102                  -                (91)
    Other                                                          341                290                135                156
                                                              --------           --------            -------            -------
        Total non-interest income                                  305              2,035                404              1,466

Non-interest expense:
    Salaries and employee benefits                               2,419              2,273                332                927
    Net occupancy expense                                          770                558                253                216
    Professional fees                                            1,032                367                298                168
    Office expenses                                                473                203                 82                102
    Data processing fees                                         1,310                461                587                340
    Advertising expense                                          3,844              1,466                873              1,334
    Travel expense                                                 430                217                 66                 68
    Check printing expense                                         291                  -                 68                  -
    Other operating expenses                                     2,437                901                703                388
                                                              --------           --------            -------            -------
        Total non-interest expense                              13,006              6,446              3,262              3,543
                                                              --------           --------            -------            -------

(Loss) income before income tax (benefit) expense               (4,629)               640               (403)              (578)
Income tax (benefit) expense                                      (558)               279               (195)               (15)
                                                              --------           --------            -------            -------
Net (loss) income                                             $ (4,071)          $    361            $  (208)           $  (563)
                                                              ========           ========            =======            =======

(Loss) earnings per share - basic (1)                         $  (0.71)          $   0.09            $ (0.04)           $ (0.13)
                                                              ========           ========            =======            =======

(Loss) earnings per share - diluted (1)                       $  (0.71)          $   0.07            $ (0.04)           $ (0.11)
                                                              ========           ========            =======            =======


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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive (Loss) Income
                                 (in Thousands)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        -----------------------
                                                                         2000             1999
                                                                        ------           ------
Net (loss) income                                                     $ (4,071)         $   361
Other comprehensive income (loss)
  Unrealized gains (losses) on securities available-for-sale
    Unrealized holding gains (losses) arising durng the period,
    net of taxes                                                           140           (1,035)
                                                                      --------          -------
Comprehensive loss                                                    $ (3,931)         $  (674)
                                                                      ========          =======


                                                                          Three Months Ended
                                                                             September 30,
                                                                        -----------------------
                                                                         2000             1999
                                                                        ------           ------
Net loss                                                               $  (208)         $   (563)
Other comprehensive income (loss)
  Unrealized gains (losses) on securities available-for-sale
    Unrealized holding gains (losses) arising during the period,
    net of taxes                                                            316             (546)
                                                                       --------         --------
Comprehensive income (loss)                                            $    108         $ (1,109)
                                                                       ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  For the nine months ended September 30, 2000
                                 (in Thousands)
                                   (unaudited)

                                                                                             Accumulated
                                                             Additional                         other             Total
                                  Common        Treasury      paid-in       Accumulated     comprehensive      stockholders'
                                   Stock         Stock        capital         deficit            loss             equity
                                -----------   -----------  -------------   -------------   ---------------    ---------------
Balances, December 31, 1999        $ 5,640      $   -         $ 15,368      $  (1,378)        $ (1,702)         $ 17,928

Net unrealized gain on
securities available-for-sale            -          -                -              -              207               207

Exercise of options                     67          -              309              -                -               376

Warrants                                 -          -               62              -                -                62

Net loss                                 -          -                -         (2,455)               -            (2,455)
                                   -------      -----         --------      ---------         --------          --------
Balances, March 31, 2000           $ 5,707      $   -         $ 15,739      $  (3,833)        $ (1,495)         $ 16,118
                                   =======      =====         ========      =========         ========          ========

Net unrealized loss on
securities available-for-sale            -          -                -              -             (383)             (383)

Exercise of options                     17          -               32              -                -                49

Warrants                                 -          -               61              -                -                61

Net loss                                 -          -                -         (1,406)               -            (1,406)
                                   -------      -----         --------      ---------         --------          --------
Balances, June 30, 2000            $ 5,724      $   -         $ 15,832      $  (5,239)        $ (1,878)         $ 14,439
                                   =======      =====         ========      =========         ========          ========

Net unrealized gain on
securities available-for-sale            -          -                -              -              316               316

Exercise of options                      -          -                -              -                -                 -

Warrants                                 -          -               61              -                -                61

Treasury stock                           -        (54)               -              -                -               (54)

Net loss                                 -          -                -           (208)               -              (208)
                                   -------      -----         --------      ---------         --------          --------
Balances, September 30, 2000       $ 5,724      $ (54)        $ 15,893       $ (5,447)        $ (1,562)         $ 14,554
                                   =======      =====         ========      =========         ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)
                                  (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                            -------------------------------------
                                                                                 2000                    1999
                                                                            ---------------         --------------
Cash flows from operating activities:
    Net (loss) income                                                         $ (4,071)                  $ 361
    Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
    Provision for possible loan losses                                               -                   1,075
    Depreciation and amortization                                                  403                     291
    Decrease (increase) of goodwill                                                 23                      (2)
    Net accretion of discounts on purchased loan portfolios                     (1,464)                   (763)
    Net accretion/amortization of securities discount/premiums                    (341)                   (107)
    Net amortization of warrants                                                   184                       -
    Net losses (gains) on sale of securities                                       263                     (31)
    Net gains on sale of loan assets                                                 -                  (1,402)
    Net gains on sale of real estate owned                                          (8)                    (60)
    Net increase in deferred fees                                                   22                      82
    Increase in accrued interest receivable                                       (501)                 (1,579)
    Increase in deferred income taxes                                              (27)                   (259)
    Increase in bank owned life insurance                                         (207)                 (5,088)
    Increase  in other assets                                                   (2,154)                 (2,865)
    (Decrease) increase in accrued interest payable                             (2,654)                  2,224
    Increase in accrued expenses and other liabilities                             662                     898
                                                                              --------                 -------
      Net cash used in operating activities                                     (9,870)                 (7,225)
                                                                              --------                 -------

Cash flows from investing activities:
    Investment securities available-for-sale:
         Purchases                                                             (11,612)                (45,178)
         Sales                                                                   7,654                   1,620
         Maturities and principal repayments                                       875                     307
         Net realized losses                                                        76                       -
    Investment securities held-to-maturity:
         Purchases                                                             (59,286)                (11,728)
         Sales                                                                   1,000                   1,200
         Maturities and principal repayments                                    49,379                   3,205
    Purchases of FHLB Stock                                                          -                    (488)
    Increase in interest bearing deposits with banks                              (944)                 (4,466)
    Principal payments on loans                                                 26,600                  12,862
    Originations of loans                                                      (20,936)               (116,884)
    Sale/participation of loans                                                 10,432                   5,382
    (Increase) decrease in other real estate owned                                 (40)                     11
    Purchases of premises and equipment                                         (2,592)                 (1,311)
                                                                              --------                 -------
      Net cash provided by (used in) investing activities                          606                (155,468)
                                                                              --------                 -------

Cash flows from financing activities:
    Net increase in deposits                                                    26,566                 158,286
    Decrease in short-term borrowings                                                -                  (3,325)
    Decrease in long-term borrowings                                            (2,400)                      -
    Exercise of stock options                                                      425                       -
    Increase in treasury stock                                                     (54)                      -
    Proceeds from issuance of trust preferred securities                             -                  10,000
                                                                              --------                 -------
      Net cash provided by financing activities                                 24,537                 164,961
                                                                              --------                 -------

    Net increase in cash and cash equivalents                                   15,273                   2,268

    Cash and cash equivalents, beginning of period                               3,813                   1,335
                                                                              --------                 -------

    Cash and cash equivalents, end of period                                  $ 19,086                 $ 3,603
                                                                              ========                 =======


The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                               September 30, 2000

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (The "Company"), vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACredit, Inc., a Pennsylvania corporation, USARealEstate, Inc., a Pennsylvania corporation and USACapital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of September 30, 2000 and for the nine and three months ended September 30, 2000 and 1999, are not necessarily indicative of results to be anticipated for the full year.

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

3.   Secondary Offering

On September 30, 1999 the Company issued 1,400,000 common shares in a secondary offering. The Company issued these shares at $6.75, with net proceeds of $8.1 million, subsequent to offering costs of $1.4 million.

4.   Bondsonline Group, Inc.

In May 2000, the Company and its wholly owned subsidiary, USACapital, Inc. entered into an Asset Contribution Agreement with Bondsonline, Inc., resulting in the creation of a new entity known as Bondsonline Group, Inc. Using the equity method to account for the transaction the Company contributed all of the issued and outstanding capital stock of USACapital, Inc. in exchange for 5,472,867 shares or 49% of Bondsonline Group, Inc.'s common shares outstanding. The common stock has a par value of $.001 per share.

5.   Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

The following information was used in the computation of earnings per share on both a basic and diluted bases for the nine and three month periods ended September 30, 2000 and 1999:

(in Thousands, except per share data)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       ------------------------------------

                                                                             2000               1999
                                                                       -----------------  -----------------
Basic EPS Computation:
    Numerator - Net (loss) earnings                                        $ (4,071)            $  361
    Denominator - Weighted average shares outstanding                         5,705              4,235
                                                                           --------             ------
Basic (loss) earnings per share (1)                                        $  (0.71)            $ 0.09
                                                                           ========             ======
Diluted EPS Computation:
    Numerator - Net (loss) earnings                                        $ (4,071)            $  361
    Denominator - Weighted average shares outstanding                         5,705              4,235
    Effect of dilutive securities                                                 -                632
                                                                           --------             ------
Diluted (loss) earnings per share (1)                                      $  (0.71)            $ 0.07
                                                                           ========             ======


                                                                                Three Months Ended
                                                                                   September 30,
                                                                       ------------------------------------

                                                                             2000               1999
                                                                       -----------------  -----------------
Basic EPS Computation:
    Numerator - Net loss                                                   $   (208)            $ (563)
    Denominator - Weighted average shares outstanding                         5,713              4,242
                                                                           --------             ------
Basic loss per share (1)                                                   $  (0.04)            $(0.13)
                                                                           ========             ======
Diluted EPS Computation:
    Numerator - Net loss                                                   $   (208)            $ (563)
    Denominator - Weighted average shares outstanding                         5,713              4,242
    Effect of dilutive securities                                                 -                977
                                                                           --------             ------
Diluted loss per share (1)                                                 $  (0.04)            $(0.11)
                                                                           ========             ======


(1) All per share data has been adjusted to reflect all stock dividends and stock splits.


There were options to purchase 1,304,168 shares of common stock at a range of $2.83 to $12.00 per share, which were outstanding at September 30, 2000. These shares were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Company for the nine and three months ended September 30, 2000.

6.   New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". SFAS No. 133 establishes accounting-reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities.

On April 1, 1999 in conjunction with the adoption of SFAS NO. 133, the Bank reclassified $33.4 million of securities from available-for-sale to held-to-maturity. Due to the reclassification, the Bank accreted approximately $22,500 into equity during the nine months ended September 30, 2000 to restore the securities back to their carrying value.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                      Management's Discussion and Analysis

                of Financial Condition and Results of Operations

                               September 30, 2000


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

FINANCIAL CONDITION

The Company's total assets increased from $323.3 million at December 31, 1999 to $342.1 million at September 30, 2000, an increase of $18.8 million, or 5.8%. The increase was due primarily to increases in cash and due from banks, the securities portfolio, and premises and equipment, of $15.3 million, $12.1 million, and $2.2 million, respectively offset by a decrease in loans receivable, net of $14.6 million. The increase in the securities portfolio was primarily due to the acquisition of federal agency bonds. The increase in cash and due from banks can be attributed to the growth in deposit liabilities. The increase in premises and equipment is the result of the purchase of a new administrative/servicing facility in February 2000, at a cost of approximately $1.6 million and the increase in improvements of $394,000. In connection with this acquisition the Company expects to receive in excess of $1.0 million in tax credits. These increases were partially offset by a decrease in the net loan portfolio of $14.6 million, partially due to the sale of $4.8 million and the participation of $6.1 million of loan assets during the second quarter of 2000. Additionally, repayments and prepayments of loan assets totaled $26.6 million and were offset by $20.9 million in loan originations.

The growth in total assets was funded by an increase in deposits of $26.6 million. Retail and Internet time deposits increased $52.4 million, transaction accounts increased $29.3 million, and an increase in savings and passbook accounts of $3.2 million. These increases were offset by a decrease of $57.7 million in institutional deposits, and a decrease of $600,000 in money market accounts. The Company's stockholders' equity decreased from $17.9 million at December 31, 1999 to $14.6 million at September 30, 2000, due to the operating loss incurred by the Company for the nine months ended September 30, 2000, partially offset by $425,000 in proceeds received from the exercise of stock options.

NET INCOME

The Company reported a net operating loss of $4.1 million or $(.71) per diluted share, for the nine months ended September 30, 2000, compared to net income of $361,000 or $0.07 per diluted share for the nine months ended September 30, 1999. Net income decreased primarily because of the Company's Internet initiative and an investment in advertising and personnel to market and support www.usabancshares.com.

The Company reported a net operating loss of $208,000 or $(.04) per diluted share, for the three months ended September 30, 2000, compared to a net operating loss of $563,000 or $(0.11) per diluted share for the three months ended September 30, 1999. Net income increased primarily because of reduced advertising expenses between the noted periods.

INTEREST INCOME

Total interest income increased $8.2 million or 54.9% to $23.1 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, due to an increase in average earning assets of $110.5 million during the same time period. Income on loans increased $4.9 million due to the average earning loan balances increasing $56.4 million, and an increase of $702,000 in accretion income recognized, primarily due to loan payoffs and loan sales in the second quarter of 2000. The increase in average loans outstanding was partially offset by the yield on the loan portfolio decreasing by 51 basis points. Income on investments increased $2.3 million due to the investment portfolio average balances increasing $31.7 million between the noted periods. Income on interest bearing deposits increased $1.0 million due to the average balance of overnight funds, held at the Federal Home Loan Bank, increasing $18.4 million and an increase in the overnight funds rate of approximately 270 basis points.

Total interest income increased $1.1 million or 17.9% to $7.5 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, due to an increase in average earning assets of $35.1 million during the same time period. Income on loans increased $437,000 due to the average earning loan balances increasing $1.5 million, and an increase in the yield by 87 basis points. The yield increase was due to an increase of $175,000 in the accretion income recognized, due to loan payoffs during the quarter. Income on investments increased $417,000 due to the investment portfolio average balances increasing $16.5 million between the noted periods. Income on interest bearing deposits increased $287,000 due to the average balance of overnight funds, held at the Federal Home Loan Bank, increasing $17.1 million and an increase in the overnight funds rate of approximately 190 basis points.

INTEREST EXPENSE

Total interest expense increased $6.2 million or 71.1% to $15.0 million, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily due to a higher volume of new NOW deposits. Interest expense on deposits increased $5.8 million, due to the average outstanding balances increasing $112.0 million and an increase in the average cost of funds by 53 basis points. The average cost of funds, including other borrowings, was 6.14% for the nine months ended September 30, 2000 compared to 5.61% over the same period in 1999. The average cost of funds of the Internet deposits at September 30, 2000 was 5.90%.

Total interest expense increased $1.0 million or 25.0% to $5.0 million, for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, due to a higher volume of new time deposits. Interest expense on deposits increased $926,000, due to the average outstanding balances increasing $42.1 million and an increase in the average cost of funds by 54 basis points. The average cost of funds, including other borrowings, was 6.22% for the three months ended September 30, 2000 compared to 5.68% for the same period in 1999.

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

Net interest income, after the provision for loan losses for the nine months ended September 30, 2000, increased $3.0 million or 59.8%, to $8.1 million, from $5.1 million for the same period in 1999. Average interest-earning assets increased by $110.5 million, or 51.3% to $325.8 million, for the nine months ended September 30, 2000 compared to the same period in 1999. Average interest-bearing liabilities increased $117.6 million or 56.3% over the same period. The net interest spread and the net interest margin decreased for the period ended September 30, 2000 compared to September 30, 1999, from 3.62% to 3.32% and 3.79% to 3.30%, respectively. For the nine months ended September 30, 2000, $1.5 million of discounts were accreted into interest income or 6.3% of total interest income. This compares to $763,000 of discount accreted into interest income for the nine months ended September 30, 1999 or 5.1% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have decreased 62 basis points for the nine months ended September 30, 2000 compared to September 30, 1999 to 2.70% from 3.32%.

Net interest income, after the provision for loan losses for the three months ended September 30, 2000, increased $956,000 or 63.8%, to $2.5 million, from $1.5 million for the same period in 1999. Average interest-earning assets increased by $35.1 million, or 12.3% to $319.1 million, for the three months ended September 30, 2000 compared to the same period in 1999. Average interest-bearing liabilities increased $41.0 million or 14.4% over the same period. The net interest spread and net interest margin declined for the period ended September 30, 2000 compared to September 30, 1999, from 3.29% to 3.19% and 3.27% to 3.08%, respectively. For the three months ended September 30, 2000, $370,000 of discount was accreted into interest income or 4.9% of total interest income. This compares to $195,000, of discount accreted into interest income for the three month period ended September 30, 1999 or 3.1% of total interest income. Excluding the income attributable to the accretion of discount on loans acquired, the net interest margin would have declined 39 basis points for the three months ended September 30, 2000 compared to September 30, 1999 to 2.61% from 3.00%.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

(in Thousands)

                                                                     Nine Months Ended September 30,
                                            ---------------------------------------------------------------------------------
                                                              2000                                       1999
                                            ---------------------------------------   ---------------------------------------
                                              Average                    Average         Average                    Average
                                              Balance       Interest    Yield/Rate       Balance      Interest    Yield/Rate
                                            ------------   -----------  -----------   -------------  -----------  -----------
Interest-earning assets:
Loans                                         $ 192,665      $ 14,907     10.32%       $ 136,249     $ 10,024        9.81%
Investment securities                           106,353         6,997       8.77          70,646        4,681         8.83
Interest-bearing deposits and other              26,781         1,203       5.99           8,429          208         3.29
                                              ---------      --------     ------       ---------     --------       ------
 Total interest-earning assets                $ 325,799      $ 23,107      9.46%       $ 215,324     $ 14,913        9.23%

Interest-bearing liabilities:
Deposits:
   NOW                                        $  17,299      $    596      4.59%       $   1,394     $     28        2.68%
   Money Market                                     670            20       3.98           1,856           66         4.74
   Savings and Passbook                          20,617           615       3.98          15,513          540         4.64
   Time                                         242,489        11,489       6.32         150,315        6,324         5.61
Borrowed funds                                   45,496         2,315       6.78          39,852        1,829         6.12
                                              ---------      --------     ------       ---------     --------       ------
 Total interest-bearing liabilities           $ 326,571      $ 15,035      6.14%       $ 208,930     $  8,787        5.61%
                                              ---------      --------     ------       ---------     --------       ------

Excess of interest-earning assets over
interest-bearing liabilities                  $    (772)                               $   6,394
                                              =========                                =========

Net interest income                                          $  8,072                                $  6,126
                                                             ========                                ========

Net interest rate spread                                                   3.32%                                     3.62%
                                                                          ======                                    ======

Net interest margin                                                        3.30%                                     3.79%
                                                                          ======                                    ======

Average interest-earning assets to average
interest-bearing liabilities                                              99.76%                                   103.06%
                                                                          ======                                   =======

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

(in Thousands)

                             September 30, 2000 vs. September 30, 1999

                                              Increase or Decrease
                                                Due to Changes in
                                             ------------------------
                                                                                Total
                                             Average          Average           Increase
                                              Volume           Rate            (Decrease)
                                             --------         -------          ----------
Variance in interest income on
  Interest-earning assets
    Loans                                     $ 4,151         $   732           $ 4,883
    Securities                                  2,366             (50)            2,316
    Interest-earning deposits and other           453             542               995
                                              -------         -------           -------
      Total interest-earning assets           $ 6,970         $ 1,224           $ 8,194
                                              -------         -------           -------

Interest-bearing liabilities
  Deposits:
    NOW                                       $   (42)        $   (4)           $  (46)
    Money market                                  178           (103)               75
    Savings & Passbook                            319            249               568
    Time                                        3,878          1,287             5,165
  Borrowings                                      259            227               486
                                              -------         -------           -------
      Total interest-bearing liabilities      $ 4,592         $ 1,656           $ 6,248
                                              -------         -------           -------
Changes in net interest income                $ 2,378         $  (432)          $ 1,946
                                              =======         =======           =======

PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, no additions to the provision for loan losses were made during the nine months ended September 30, 2000. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.14% at September 30, 2000, compared to 1.06% at December 31, 1999 and 1.04% at September 30, 1999. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. The Bank had charge-offs on loans of $14,000 during the nine months ended September 30, 2000 compared to $43,000 for the nine months ended September 30, 1999. No recoveries on loans were recorded during the nine months ended September 30, 2000 compared to $24,000 of recoveries for the same period in 1999.

NON-INTEREST INCOME

Non-interest income decreased $1.7 million to $305,000 for the nine months ended September 30, 2000. Loss on sale of investments was $263,000 for the nine months ended September 30, 2000 compared to a gain of $31,000 for the same period in 1999. Gain on sales of loans decreased $1.4 million compared to the nine months ended September 30, 1999 due to income recognized on loan sales in the period. Service fee income increased $449,000 due to the growth in deposit accounts, and other non-interest income reflects an increase of $119,000 due to income on bank owned life insurance for the nine month period ended September 30, 2000 compared to the same period in 1999.

Non-interest income decreased $1.1 million to $404,000 for the three months ended September 30, 2000 compared to the same period in 1999. Service fee income increased $250,000 due to the growth in deposit accounts, gain on sales of loans receivable decreased $1.4 million compared to the three months ended September 30, 1999 due to income recognized on loan sales in the period.

NON-INTEREST EXPENSE

Non-interest expense increased $6.6 million, or 101.8% to $13.0 million, for the nine months ended September 30, 2000. Advertising expenses increased $2.4 million due to marketing initiatives for the www.usabancshares.com web site. Office expense, travel and entertainment, and other miscellaneous expenses increased $2.0 million as a result of the increased efforts to attract additional customers and strategic partners. Data processing expenses and check printing expenses increased $849,000 and $291,000, respectively, due to the growth in deposit accounts. Professional fees increased $665,000 due to an increase in outside consulting and legal services provided during the nine months ended September 30, 2000.

Non-interest expense decreased $281,000, or 7.9% to $3.3 million, for the three months ended September 30, 2000. Salaries and employee benefits expense decreased $595,000 due to a decrease in staffing and related benefits. Advertising expenses decreased $461,000. Office expense, travel and entertainment, and other miscellaneous expenses increased $293,000 as a result of the increased efforts to attract additional customers. Data processing expenses and check printing expenses increased $247,000 and $68,000, respectively, due to the growth in deposit accounts. Professional fees increased $130,000 due to an increase in outside consulting and legal services provided during the three months ended September 30, 2000.

INCOME TAX EXPENSE

An income tax benefit of $558,000 was recorded for the nine months ended September 30, 2000, compared to income tax expense of $279,000 for the nine months ended September 30, 1999.

LOAN PORTFOLIO

Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $183.0 million at September 30, 2000 compared to $197.6 million at December 31, 1999. Loans receivable represented 53.5% of total assets as of September 30, 2000 compared to 61.1% at December 31, 1999.

The following table summarizes the loan portfolio of the Company by loan category and amount at September 30, 2000, compared to December 31, 1999:


                                                              September 30,                    December 31,
                                                     ----------------------------------------------------------------
(in Thousands)                                             2000                %            1999                %
                                                     ----------------------------------------------------------------
Real Estate
  1 - 4 family residential properties                     $ 13,076              7.1%       $ 31,729             15.9%
  Commercial real estate                                   137,974             74.4         143,428             71.7
  Multifamily residential properties                        10,074              5.4           7,726              3.9
Construction                                                11,527              6.2           9,467              4.7
Commercial and industrial                                   10,517              5.7           4,688              2.3
Consumer                                                     2,205              1.2           2,967              1.5
                                                          --------           ------       ---------          -------

    Total loans, net of discount                          $185,373           100.0%       $ 200,005           100.0%
                                                          ========           ======       =========          =======

    Deferred loan fees                                        (289)                            (267)
    Allowance for loan losses                               (2,101)                          (2,115)
                                                          --------                        ---------

    Net loans                                             $182,983                        $ 197,623
                                                          ========                        =========


At September 30, 2000 the Bank's net discounted loan portfolio amounted to $103.1 million or 55.6% of total loans net of discount. These loans have a face value of $106.4 million, reflecting a discount of $3.3 million or 3.1%. At December 31, 1999 the Bank's net discounted loan portfolio amounted to $121.3 million or 60.7% of total loans net of discount. These loans had a face value of $126.9 million, reflecting a discount of $5.6 million or 4.4%. At September 30, 2000, and December 31, 1999, the Bank has identified $873,000 and $2.0 million, respectively, of the purchased loan discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans. The decrease in the cash discount can be attributed to the payoff and sale of loan assets from the discounted loan portfolio during the year.

On September 30, 2000, the net book value of non-accrual loans was approximately $123,000 compared to $1.3 million at December 31, 1999. The amount of troubled debt restructured loans totaled $1.6 million as of September 30, 2000 compared to $1.7 million as of December 31, 1999. The Bank will recognize income on non-accrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan sufficient to cover the outstanding obligation to the Bank. At September 30, 2000 the allowance for loan losses to non-performing loans, net of discount was 1708.1% compared to 167.1% at December 31, 1999. The Bank's allowance for loan losses and purchased discount to total loans net of discount, was 2.9% and 3.8% at September 30, 2000 and December 31, 1999, respectively.

The following table summarized the changes in the Bank's allowance for loan losses for the period ended September 30, 2000 compared to December 31, 1999:


(in Thousands)
                                             Nine months              Twelve months
                                         ended September 30,        ended December 31,
                                                 2000                      1999
                                        --------------------       --------------------
Balance at beginning of period                $ 2,115                    $ 1,051
   Provision for loan losses                        -                      1,175
   Charge-offs                                    (14)                      (141)
   Recoveries                                       -                         30
                                              -------                    -------
Balance at end of period                      $ 2,101                    $ 2,115
                                              =======                    =======




INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at September 30, 2000, and December 31, 1999, respectively, for each major category of the Company's investment securities:


(in Thousands)
                                                            September 30, 2000
                                     -----------------------------------------------------------------

                                                          Gross            Gross        Approximate
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost            Gains           Losses           Value
                                     ---------------  ---------------  --------------  ---------------
Available-for-Sale
U.S. Government and agency
   securities                           $ 4,466           $   -          $  (129)        $  4,337
Mortgage-backed securities                8,526                             (289)           8,237
Corporate securities                     18,652              20             (695)          17,977
Trust preferred securities                9,361              25             (699)           8,687
Other securities                          1,474              73             (121)           1,426
                                        -------           -----          -------         --------

Total Available-for-Sale                $42,479           $ 118          $(1,933)        $ 40,664
                                        =======           =====          =======         ========

Held-to-Maturity
U.S. Government and agency
   securities                           $14,683           $   3          $  (177)        $ 14,509
Mortgage-backed securities                7,342              37              (74)           7,305
Corporate obligations                    16,132              27           (2,327)          13,832
Trust preferred securities               28,709             117           (3,688)          25,138
Municipal securities                      3,174               -             (161)           3,013
                                        -------           -----          -------         --------

Total Held-to-Maturity                  $70,040           $ 184          $(6,427)        $ 63,797
                                        =======           =====          =======         ========



(in Thousands)
                                                            December 31, 1999
                                     -----------------------------------------------------------------

                                                          Gross            Gross        Approximate
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost            Gains           Losses           Value
                                     ---------------  ---------------  --------------  ---------------
Available-for-Sale
U.S. Government and agency
   securities                           $ 1,399            $   -        $    (51)        $  1,348
Mortgage-backed securities                9,101                -            (457)           8,644
Corporate securities                     19,326                6            (311)          19,021
Trust preferred securities                7,588                -            (608)           6,980
Other securities                          2,058                2            (575)           1,485
                                        -------            -----        --------         --------

Total Available-for-Sale                $39,472            $   8        $ (2,002)        $ 37,478
                                        =======            =====        ========         ========
Held-to-Maturity
U.S. Government and agency
   securities                           $ 5,694            $   -        $   (262)        $  5,432
Mortgage-backed securities                6,514                8            (152)           6,370
Municipal securities                     16,079                -          (1,355)          14,724
Trust preferred securities               29,676              139          (3,595)          26,220
Other securities                          3,170                -            (321)           2,849
                                        -------            -----        --------         --------

Total Held-to-Maturity                  $61,133            $ 147        $ (5,685)        $ 55,595
                                        =======            =====        ========         ========




LIQUIDITY

The Company's primary sources of funds are customer deposits, maturity's of investment securities, sales of "Available-for-Sale" securities, loan sales, loan repayments, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits increased 10.4% to $281.6 million at September 30, 2000, compared to $255.0 million as of December 31, 1999. Institutional deposits decreased 34.0% to $111.8 million from $169.5 million. These deposits had a weighted average cost of 6.92%. The Bank has made a concerted effort to attract deposits through its Internet/retail deposit products. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available-for-Sale" securities, loan sales, loan repayments, and the Federal Funds markets to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Company's deposit portfolio.


(in Thousands)
                                                September 30, 2000               December 31, 1999
                                          -------------------------------  ----------------------------
                                              Amount          Percent         Amount        Percent
                                          ---------------  --------------  -------------  -------------
Demand                                      $   5,178            1.8%      $   5,168           2.0%
NOW                                            33,967            12.1          4,692            1.8
Money Market                                      395             0.1            973            0.4
Savings and Passbook                           22,444             8.0         19,271            7.6
Time                                          219,620            78.0        224,934           88.2
                                            ---------         -------      ---------        -------
                                            $ 281,604         100.00%      $ 255,038        100.00%
                                            =========         =======      =========        =======


The following table summarizes the maturity composition of time deposits at September 30, 2000, compared to December 31, 1999:


(in Thousands)
                                                September 30, 2000               December 31, 1999
                                          -------------------------------  ----------------------------
Within one year                              $ 101,287           46.1%      $ 142,907          63.5%
Over one year through two years                 39,396            17.9         44,860           20.0
Over two years through three years              34,461            15.7         15,996            7.1
Over three years through five years             43,830            20.0         20,450            9.1
Over five years through ten years                  646             0.3            721            0.3
                                             ---------         -------      ---------        -------
                                             $ 219,620         100.00%      $ 224,934        100.00%
                                             =========         =======      =========        =======


Borrowings decreased 6.9% to $32.6 million as of September 30, 2000 compared to $35.0 million at December 31, 1999. The Bank has four outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectively. These four credit facilities have interest rates of 5.63%, 6.31%, 4.84%, and 5.37%, and conversion dates of September 15, 2003, December 20, 2001, September 30, 2003, and April 7, 2005, respectively. The conversion rates on these credit facilities are based on the three month LIBOR rate plus 14 basis points, 16 basis points, 14.5 basis points, and 13.5 basis points, respectively. The Company also has a prime based loan in the amount of $2.6 million with a maturity date of December 16, 2001. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary sanctions by regulators that, if undertaken, could have a material effect on the financial statements of the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets. Liabilities and certain off-balance sheet items are calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about component, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). At September 30, 2000, the Company and the Bank meet all capital adequacy requirements to which they are subject.

At September 30, 2000 the Bank's actual and required minimum capital ratios were as follows:


                                                                                                             To be well
For the Bank:                                                                                             Capitalized under
-------------                                                                       For Capital           Prompt Corrective
(in Thousands)                                                                   Adequacy Purposes        Action Provisions
As of September 30, 2000:                        Amount           Ratio          Amount       Ratio        Amount      Ratio
-------------------------                      ----------       --------       ---------    ---------    ----------  ---------
Total Capital
  (to Risk Weighted Assets)                    $ 27,280            9.8%        $ 22,212        8.0%      $ 27,765      10.0%
Tier I Capital
  (to Risk Weighted Assets)                      25,179             9.1          11,106         4.0        16,659        6.0
Tier I Capital
  (to Average Assets)                            25,179             7.4          13,574         4.0        16,968        5.0
As of December 31, 1999:
------------------------
Total Capital
  (to Risk Weighted Assets)                    $ 28,266           10.1%        $ 22,460        8.0%      $ 28,075      10.0%
Tier I Capital
  (to Risk Weighted Assets)                      26,151             9.3          11,230         4.0        16,845        6.0
Tier I Capital
  (to Average Assets)                            26,151             7.9          13,171         4.0        16,464        5.0


At September 30, 2000 the Company's actual and required minimum capital ratios were as follows:


For the Company:
----------------                                                                      For Capital
(in Thousands)                                                                     Adequacy Purposes
As of September 30, 2000:                     Amount               Ratio          Amount         Ratio
-------------------------                   ----------          ----------     -----------     ---------
Total Capital
  (to Risk Weighted Assets)                  $ 28,151              10.1%        $ 22,397        8.0%
Tier I Capital
  (to Risk Weighted Assets)                    21,416                7.6          11,198         4.0
Tier I Capital
  (to Average Assets)                          21,416                6.2          13,730         4.0
As of December 31, 1999:
------------------------
Total Capital
  (to Risk Weighted Assets)                  $ 31,331              11.2%        $ 22,473        8.0%
Tier I Capital
  (to Risk Weighted Assets)                    25,645                9.1          11,237         4.0
Tier I Capital
  (to Average Assets)                          25,645                7.8          13,124         4.0


On September 30, 1999 the Company issued 1,400,000 common shares in a public offering. The shares were sold at $6.75 providing the Company with $8.1 million of net proceeds.

On March 9, 1999 the Company issued $10.0 million of 9.5% junior subordinated debentures to USA Capital Trust I, a Delaware business trust, in which the Company owns all of the common equity. The trust issued $10.0 million of trust preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in 2029. The trust preferred securities are Tier I eligible except, in accordance with Federal Reserve Board regulations, the Company is limited to recognizing $4.6 million as Tier I capital, such that no more than 25% percent of Tier I capital is comprised of trust preferred securities. The Company has invested $6.0 million of the proceeds in the Bank.

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

Item 5.  Other Information
         -----------------

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (A) Exhibits

             The following exhibits are filed as part of this report. Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B.


Exhibit No.     Description
-----------     -----------
10.1            Employment agreement between USABancShares.com and Kenneth L. Tepper
10.2            Employment agreement between USABancShares.com and Craig J. Scher
10.3            Agreement by and between Kenneth L. Tepper and USABancShares.com dated January 2,
                1998**
10.4            Registration Rights Agreement between USABancShares.com and certain shareholders dated
                February 13, 1998**
10.5            Warrant Agreement between USABancShares.com and Sandler O'Neill & Partners, L.P.
                dated February 13, 1998**
10.6            Agreement by and between USABancShares.com, Inc. and Earthlink and Systemax*
11              Computation of Per Share Earnings (Included in Financial Statements on Page 9 of this report)
27              Financial Data Schedule

                -------------------------------------------------------------------------------------------------
*               Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com's,
                as amended, Registration No. 33-92506.
**              Incorporated by reference form USABancShares.com's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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


                               USABancShares.com, Inc.


Date:  November 13, 2000       By:  /s/ Kenneth L. Tepper
                                    --------------------------------
                                    Kenneth L. Tepper,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 13, 2000      By:   /s/ Daniel J. Machon, Jr.
                                    ------------------------------------
                                    Daniel J. Machon, Jr.,
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)