Form 10-K405
period 2000-12-31
USABANCSHARES COM INC
filed 2001-04-02
CIK 945532

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

     (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934.

     For the transition period from___________ to ___________

     Commission file number 000-27244

                             USABANCSHARES.COM, INC.
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Pennsylvania                            23-2806495
- ---------------------------------------     ---------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

    1535 Locust Street, Philadelphia, PA                  19102
- ----------------------------------------    ---------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (215) 569-4200
- --------------------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)


    Securities registered pursuant to Section 12(b) of the Act: None.


      Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $1.00 par value
- --------------------------------------------------------------------------------
                                    (Title of Class)

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  __X__  NO ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Reports to Security Holders.

         Any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, D.C. 20549. Materials may also be obtained by calling the Public Reference Room at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information at http://www.sec.gov.

The Issuer's revenues for its most recent fiscal year were $31.1 million.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2001 was $5.7 million, based on the average of the closing bid and asked prices of the Registrant's Class A common stock as reported by the NASDAQ National Market System.

         As of March 30, 2001 the Issuer had outstanding 5,054,545 shares of Class A common stock, net of 669,889 shares held in Treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be utilized in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                             USABANCSHARES.COM, INC.

                                   Form 10-KSB

                                      INDEX


                                                                            Page
                                                                            ----
PART I

Item 1.    Description of Business.............................................5

Item 2.    Description of Properties..........................................29

Item 3.    Legal Proceedings..................................................29

Item 4.    Submission of Matters to a Vote of Security Holders................29

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........30

           Selected Financial and Other Data..................................31

Item 6.    Management's Discussion and Analysis...............................32

           Risk Factors.......................................................39

Item 7.    Financial Statements...............................................46

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................47

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..................47

Item 10.   Executive Compensation.............................................47

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....47

Item 12.   Certain Relationships and Related Transactions.....................47

Item 13.   Exhibits, List and Reports on Form 8-K.............................47

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

         Please see "Risk Factors" beginning on page 39 of this report.

                                     Part I

Item 1.  Description of Business

Introduction and Recent Developments.

         USABancShares.com, Inc. (the "Corporation"), is a Pennsylvania corporation headquartered in Philadelphia, Pennsylvania and is the bank holding company of the Bank, a Savings Bank (the "Bank"), which does business under the name BankPhiladelphia. The Bank, which is the primary business of the Corporation, has operated as a community banking institution for over 114 years, As of December 31, 2000, the Corporation had total assets of $336.5 million, total liabilities of $327.8 million and stockholders' equity of $8.6 million.

         In November 1995, the Corporation was organized to facilitate the acquisition of the Bank. Following such acquisition, senior management of the Bank undertook a dual strategy of (i) growing the Bank's loan portfolio through the purchase of pools of primarily performing loans at a discount, and (ii) expanding the Bank's retail banking franchise with an increasing emphasis on loan originations. See "Lending Activities" and "Sources of Funds"

         Beginning in August 1999 and continuing through the second quarter of 2000, the Corporation embarked on an Internet initiative in which it sought to expand its business operations from offering financial products and services primarily through retail distribution channels in the Philadelphia metropolitan area to one which was national in scope, offering a full range of depository and non-depository services on a nationwide basis through the Internet. Toward this end, the Corporation expended significant resources on technology, website development, marketing, the hiring of personnel and other startup costs associated with the development and operation of an Internet banking platform. In addition, the Corporation entered into a number of agreements with strategic partners to provide on-line related services. While the Corporation's Internet strategy generated significant online deposits as well as a secure and fully functioning web site, the significant costs involved in the Internet initiative resulted in the Corporation incurring significant losses in 1999 and 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6 hereof.

         As a consequence of the expenses involved in implementing the Corporation's Internet initiative and changed market conditions regarding the Internet as a delivery platform for national banking services, during the third quarter of 2000, the Corporation determined to de-emphasize its Internet initiative and to re-focus its orientation toward the operation of a traditional community banking franchise in the metropolitan Philadelphia marketplace. Toward this end, the Corporation's existing senior management began instituting measures to reduce expenses, including employee payroll, marketing, advertising and other operating expenses associated with the Corporation's Internet operations. The Corporation and the Bank have terminated or are allowing to expire all strategic partnership relationships associated with the Corporation's Internet initiative. Substantially all of the expenses associated with the Corporation's Internet initiative were incurred in 2000, including specific write downs of $2.5 million which were recognized in the fourth quarter of 2000. Consequently, although no assurances can be given, the Corporation believes that as a result of its expense reduction efforts, if it is able to successfully implement its community banking focus, it should return to profitability during 2001.

         As previously reported, the Corporation has entered into a Written Agreement with the Federal Reserve Bank of Philadelphia. The Bank had previously entered into a Memorandum of Understanding with the Regional Director of the Federal Deposit Insurance Corporation. In both instances, regulatory action was initiated due to, among other things, the above-referenced operating results as well as criticisms raised upon examination of the Corporation and the Bank by its federal and state examiners. See "Risk Factors-We have recently incurred losses as a result of implementing our internet strategy," and Note B of the Notes to Consolidated Financial Statements, included in Item 7 hereof. The Corporation and the Bank are working vigorously to comply with the terms of the Memorandum and the Written Agreement and to correct all of the deficiencies in its operations reported by such regulatory agencies in its recent examinations.

         On February 23, 2001, the Corporation and the Bank entered into an agreement with Kenneth Tepper, the Corporation's Chief Executive Officer, pursuant to which Mr. Tepper resigned from his positions as Chief Executive Officer and member of the boards of directors of the Corporation and the Bank. The agreement has been filed as an exhibit to this Form 10-KSB. Mr. Tepper received a lump-sum payment in connection with his resignation. Craig J. Scher, the President of the Bank, was appointed by the boards of directors of the Corporation and the Bank to the additional position of Chief Executive Officer, effective as of such date, subject to the receipt of requisite regulatory approvals.

         During the year 2000, the Bank began to purchase shares of the Corporation's common stock in open market transactions for the benefit of some of the Corporation's employee benefit plans. As of March 30, 2001, the Bank had purchased an aggregate of approximately 670,000 shares of the Corporation's common stock. In view of the losses incurred by the Corporation as discussed elsewhere in this report, the Corporation may sell such shares or newly-issued shares in the future to raise additional capital.

         As of December 31, 2000, the Corporation was in compliance with the minimum regulatory capital ratio requirements established by the Board of Governors of the Federal Reserve System. While the Corporation has not completed its financial statements for the quarter ended March 31, 2001, the Corporation believes that it may fail to comply with the leverage ratio as of March 31, 2001. However, the Corporation believes it will be in compliance with its remaining capital adequacy ratios and each of the capital adequacy ratios applicable to the Bank as of March 31, 2001. See "Prompt Corrective Action."

Lending Activities

         Following our acquisition of the Bank in November 1995, we aggressively grew our loan portfolio through the acquisition of loan pools at a discount and through loan originations. We intend to continue to expand our small business community banking presence through the Bank loan officers originating loans for small to mid-size business located in the Philadelphia marketplace and through our online operations. We intend to emphasize the origination of commercial real estate and commercial business loans, which generally carry higher yields than traditional single-family residential loans. Although we intend to continue to originate single-family residential and consumer loans, retail loans will not be emphasized and they will be offered primarily as an accommodation to our customers.

         Loan Portfolio. The principal components of our loan portfolio are real estate loans, commercial real estate, and residential one-to-four family mortgage loans, and to a much lesser extent, commercial business loans and home equity loans, passbook and other consumer loans. At December 31, 2000 our total loans receivable, net, amounted to $179.2 million, which represented 53.3% of our total assets at that date.

         The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio as of the dates indicated.

                                                            December 31, 2000                December 31, 1999
                                                    -------------------------------   -------------------------------
(in Thousands)
Real Estate
  1 - 4 family residential properties                     $ 12,900            7.1%         $ 31,729            15.9%
  Commercial real estate                                   135,152            74.4          143,428             71.7
  Multifamily residential properties                         9,952             5.5            7,726              3.9
Construction                                                 8,821             4.8            9,467              4.7
Commercial and industrial                                   12,645             7.0            4,688              2.3
Consumer                                                     2,025             1.1            2,967              1.5
                                                         ---------          ------        ---------           ------

    Total loans, net of discount                         $ 181,495          100.0%        $ 200,005           100.0%
                                                         =========          ======        =========           ======

    Deferred loan fees                                        (240)                            (267)
    Allowance for loan losses                               (2,090)                          (2,115)
                                                         ---------                        ---------

    Net loans                                            $ 179,165                        $ 197,623
                                                         =========                        =========

         Origination, Purchase and Sale of Loans. Our lending activities are subject to the underwriting policies and loan origination and purchase procedures established by the board of directors and management. Loan originations are derived from a number of sources, such as existing customers, our loan officers, professional referrals, walk-in customers and correspondent lenders. Upon receiving a loan application, we obtain a credit report and financial information. In the case of a real estate loan, an appraiser approved by us appraises the real estate intended to collateralize the proposed loan. An underwriter checks the loan application file for accuracy and completeness, and verifies the information provided. If the appraisal and credit information generally comply with our underwriting guidelines, the loan is approved. We have not delegated to any of our loan officers approval authority. Our President is authorized to approve auto, home equity and residential mortgage loans up to $50,000. All other loan originations up to $500,000 are required to be approved by the loan committee and all loans in excess of $500,000 are required to be approved by the full board of directors. For multi-family residential and commercial real estate loans, we require that the borrower provide operating statements, pro forma cash flow statements and, if applicable, rent rolls. In addition, we review the borrower's credit standing and expertise in owning and managing the type of property that will collateralize the loan. Fire and casualty insurance, and in certain cases, flood insurance, are required on the property serving as collateral at the time the loan is made and throughout the term of the loan.

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

         From December 1995 through August 1999, we supplemented our originations with purchases of loan pools at a discount. Such purchases were the primary factor in our substantial growth during that period. Prior to 1997, we acquired loans at a discount, generally from the FDIC and the Resolution Trust Corporation, primarily in auctions of pools of loans acquired by such agencies from the large number of financial institutions which had failed during the late 1980s and early 1990s. Although governmental agencies, such as the FDIC, continue to be a potential source of loans, in recent periods we have obtained discounted loans primarily from various private sector sellers, such as banks, savings institutions, mortgage companies and insurance companies which generally were seeking to eliminate a loan or a category of loans from their portfolio. While we may purchase loan pools in the future, management does not anticipate that such purchases will be a large part of our business.

         At December 31, 2000 our net discounted loan portfolio amounted to $95.5 million or 28.4% of our total assets. These loans had a face value of $98.6 million, reflecting a discount of $3.1 million or 3.1%.

         Substantially all of the loans we purchased at a discount were performing in accordance with their terms at the time of purchase. The discount is determined based on objective and subjective criteria. The objective criteria includes geographic location, loan-to-value ratio, collateral type, past payment performance, and the term and structure of the loan. The subjective criteria relies on senior management's substantial experience with respect to the acquisition and management of discounted real estate loans.

         We generally acquired real estate loans in pools, although multi-family residential and commercial real estate loans may be acquired individually. These pools generally were acquired in auctions or competitive bid circumstances in which we faced substantial competition. Although many of our competitors have access to greater capital and have other advantages, we believe we have a competitive advantage relative to many of our competitors as a result of our experience in acquiring and managing loans purchased at a discount.

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

         Although we have focused on acquiring loans in the Mid-Atlantic region, we have acquired loans secured by real estate located in a number of other states including Minnesota, Florida and California. We believe that the relatively broad geographic distribution of our discounted loan portfolio reduces the risks associated with concentrating such loans in limited geographic areas and that due to our expertise and our policies and procedures, the geographic diversity of our discounted loan portfolio does not place greater burdens on our ability to administer and, if applicable, service such loans. The table below provides a geographic analysis of the loan portfolio by state.

 As of December 31, 2000



                     Principal Balance           Number of
State                 (in Thousands)               Loans
                   ----------------------    ------------------

AL                     $     76                     3
AK                          381                     2
AZ                        3,389                     7
CA                        7,353                    34
CT                        6,205                    38
DC                        4,138                     6
DE                           11                     1
FL                        9,137                    57
GA                           88                     2
IL                            3                     2
KS                            3                     1
KY                        4,201                     1
LA                           32                     1
MA                        2,348                    10
MD                           41                     4
MN                        9,691                    10
KS                            3                     1
NC                        1,720                     1
NH                          542                     7
NJ                       36,007                   183
NY                        9,138                    27
OH                        1,919                     2
OR                          890                     5
PA                       76,106                   327
RI                          249                     2
SC                           27                     2
TX                          533                    10
UT                          208                    21
VA                        4,643                     8
VT                           34                     1
WA                        1,406                     4
WV                          973                     1
                       --------                  ----
                       $181,495                   781
                       ========                  ====

One-to-Four Family Residential Mortgage Lending. At December 31, 2000 the Bank had $12.9 million loans outstanding secured by one-to-four family residental mortgages. We are not an active originator of single-family residential loans and such loans have generally been originated as an accommodation to our customers. These loans are generally made to borrowers who, because of the size of the loan, prior credit problems, the absence of a credit history or other factors, are unable to qualify as borrowers for a single-family residential loan under Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines ("conforming loans"). As a result, these loans are not eligible for resale in the secondary mortgage market. Loans to non-conforming borrowers are perceived by management as being advantageous because they generally have higher interest rates and origination and servicing fees, and generally have lower loan-to-value ratios.

         A majority of our one-to-four family residential loans have been acquired through loan purchases. A majority of these loans are located outside of the greater Delaware Valley. Although our purchased single-family residential loans carry a variety of terms, the majority of such loans have loan-to-value ratios of 80% or below and carry fixed rates of interest. We generally attempt to acquire the servicing rights with respect to purchased single-family residential loans, which includes collecting and remitting loan payments, inspecting the properties and making required insurance and tax payments on behalf of the borrowers. In the past we purchased loans where the seller retained the servicing rights. At December 31, 2000, we held in our portfolio approximately $5.9 million of loans which were being serviced by others.

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

         Construction and Land Development Lending. We will originate loans for the construction of single-family residential properties. Such loans may be made to individuals or builders. Although we do not expect to emphasize construction lending in the near term, at December 31, 2000 we had $13.4 million of gross construction loans with $8.8 million of construction loans outstanding as of such date.

         Commercial Real Estate and Multi-Family Residential Real Estate Lending. Our lending activities currently emphasize the origination and acquisition of loans secured by existing commercial and multi-family residential properties. As of December 31, 2000, a majority of our real estate loan portfolio consisted of loans secured by commercial and multi-family residential properties. We have generally targeted higher quality, smaller multi-family residential and commercial real estate loans with principal balances up to $3.3 million. The Bank's legal lending limit is $3.6 million at December 31, 2000. At December 31, 2000 we had $135.1 million of commercial real estate loans and $10.0 million of multi-family residential loans outstanding.

         Our multi-family residential loans are secured by multi-family properties of five units or more, while our commercial real estate loans are secured primarily by industrial, warehouse, office buildings, office and industrial condominiums, retail space, strip shopping centers and mixed-used commercial properties. At December 31, 2000, 41.9% of our commercial real estate loans were secured by property located in Pennsylvania and 19.8% were secured by property located in New Jersey.

         We will originate multi-family residential and commercial real estate loans for terms of up to 25 years. Some of these loans contain call or repayment option features within three to seven years after origination. We will originate such loans on both a fixed-rate or adjustable-rate basis, with the latter based on an applicable prime rate. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is generally 80%. Though historically the Bank has originated and acquired loans with lower debt coverage ratios, as part of the criteria for underwriting multi-family residential and commercial real estate loans, the Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 1.10 to 1.0 on originated and acquired loans. We generally seek additional protection, such as secondary collateral and personal guarantees from the principals of the borrowers to mitigate any weaknesses identified in the underwriting process.

         Loans collateralized by multi-family residential and commercial real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multi-family real estate is typically dependent upon the successful operation of the related property. If the cash flow from the project is reduced, the borrower's ability to repay the loan can become impaired. At December 31, 2000, none of our commercial real estate loans were classified as non-performing.

         Commercial Business Loans. We originate commercial business loans consisting primarily of lines of credit and term loans secured by equipment and accounts receivable. At December 31, 2000, commercial business loans totaled $12.6 million, or 7.0%, of our total loan portfolio. Currently, we are placing greater emphasis on the origination of commercial business loans. Commercial business loans generally have shorter terms and higher interest rates than mortgage loans because of the type and nature of the collateral. At December 31, 2000, none of our commercial business loans were classified as non-performing.

         Consumer Loans. We originate consumer loans consisting primarily of loans secured by deposit accounts and marketable securities, home improvement and personal and automobile loans. At December 31, 2000, consumer loans totaled $2.0 million or 1.1%, of our total loan portfolio. We are not an active originator of consumer loans. The Bank has offered consumer loans as accommodations to our existing customers.

         Consumer loans are offered primarily on a fixed-rate basis with maturities generally less than ten years. Consumer loans entail greater credit risk than do residential mortgage loans but have smaller balances and tend to have higher interest rates.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using the interest method over the contractual life of the loan. Fees deferred are recognized as income immediately upon repayment of the related loan. At December 31, 2000, we had $240,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans the principal repayments on such loans and competitive conditions in the real estate market that reflect the demand and availability of money. In addition to loan origination fees, we also receive service charges that consist primarily of deposit transaction account service charges and late charges.

         Loans to One Borrower. Current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments). At December 31, 2000, our regulatory limit on loans to one borrower was $3.6 million. Our five largest loans or groups of loans to one borrower, including related entities, averaged approximately $3.3 million each. All five of these loans or loan concentrations were secured by multi-family residential, commercial real estate or marketable securities and were performing in accordance with their terms at December 31, 2000.

Asset Quality

         Collection Procedures. Our collection procedures provide that when a loan is 16 days past due, a computer generated late charge notice is sent to the borrower requesting payment of the amount due under the loan, plus a late charge. If such delinquency continues, on the first day of the next month, a delinquent notice is mailed advising the borrower of the violation of the terms of the loan. We attempt to contact borrowers whose loans are more than 30 days past due. If such attempts are unsuccessful, we will engage counsel to facilitate the collection process. A delinquent loan report is presented to the board of directors on a monthly basis for their review. Historically, we have instituted legal action on loans 90 days past due. It is sometimes necessary and desirable to arrange special repayment schedules with borrowers to prevent foreclosure or filing for bankruptcy. Any change in the terms of a loan is approved by the loan committee of the board of directors or the full board of directors.

         Delinquent Loans and Non-performing Assets. Loans are reviewed on a monthly basis. Loans are typically placed on non-accrual status when either principal or interest is 90 days or more past due. Delinquent loans are charged off when it appears no longer reasonable or probable that the loan will be collected. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

         Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is deemed Other Real Estate ("ORE") until such time as it is sold. When ORE is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed or obtained by management and any subsequent decline in fair market value is charged to operations. We had ORE of $40,000 as of December 31, 2000 and none as of December 31, 1999.

         The following table sets forth information with respect to our delinquent loans at December 31, 2000.

                                                Balance       Number
                                              -----------    -------
(in Thousands)
Residential real estate:
  Loans 30 to 89 days delinquent                 $   242         11
  Loans 90 or more days delinquent                   260          9
                                                 -------    -------
     Total                                           502         20

Commercial real estate:
  Loans 30 to 89 days delinquent                      15          1
  Loans 90 or more days delinquent                     -          -
                                                 -------    -------
     Total                                            15          1

Commercial business loans:
  Loans 30 to 89 days delinquent                       -          -
  Loans 90 or more days delinquent                     -          -
                                                 -------    -------
     Total                                             -          -
                                                 -------    -------
Total delinquent loans                           $   517         21
                                                 =======    =======

- -----------------------------------------

         The following table presents information on our non-performing assets at the dates indicated:


                                                           December 31,
                                                      2000             1999
                                                     --------         -------
(in Thousands)
Non-accruing loans:
One to four family                                   $   260          $   634
Commercial real estate                                     -              632
Commercial business                                        -                -
                                                     -------          -------
     Total non-performing loans                      $   260          $ 1,266

Accruing loans greater than 90 days delinquent             -                -
                                                     -------          -------
     Total non-performing loans                          260            1,266

Other real estate owned                                   40                -
                                                     -------          -------
     Total non-performing assets                     $   300          $ 1,266
                                                     =======          =======
Total non-performing loans, net of discount,
  as a percentage of total loans, net of
  discount                                              0.15%            0.63%
                                                     =======          =======
Total non-performing assets, net of discount,
  as a percentage of total assets, net of
  discount                                              0.08%            0.39%
                                                     =======          =======

         Classification of Assets. Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor and, to a lesser extent, the purchase discount associated with a specific loan. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss.

         The following table sets forth the aggregate amount of our special mention and classified assets at December 31, 2000:

    (in Thousands)

     Special mention ............................................       $  785
     Substandard ................................................          272
     Doubtful ...................................................           --
     Loss .......................................................           --
                                                                        ------
     Total special mention and classified assets ................       $1,057
     Other real estate owned ....................................           40
                                                                        ------
     Total special mention and classified assets, including other
       real estate ..............................................       $1,097
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

          The asset classifications are reviewed periodically by senior management and the board of directors with respect to the loan portfolio and the adequacy of the allowance for loan losses. Based upon that review, management determines whether any loans require the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans for which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. Other factors considered by management include the site and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. Management also prepares a summary which classifies certain loans as special mention, substandard, doubtful or loss. Management then recommends the general allowance for loan losses in part based on past experience, and in part based on specified loan balances within each classification.

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



                                                       At or for the Year Ended
                                                               December 31,
                                                     ---------------------------
                                                         2000             1999
                                                     -----------      ----------

Total loans outstanding. ...........................  $179,165        $ 197,623
Average loans outstanding. .........................   190,242          150,182
Allowance balance (at beginning of period) .........     2,115            1,051
Provision for loan losses ..........................         -            1,175
Charge-offs, net of recoveries .....................        25              111
                                                      --------         --------
Allowance balance (at end of period) ...............  $  2,090        $   2,115
                                                      ========         ========
Allowance for loan losses as a percent of total
 loans, net of discount, at end of period ..........      1.15%            1.06%
                                                      ========         ========
Allowance for loan losses as a percent of total
 non-performing loans, net of discount, at
 end of period .....................................    803.85%          167.06%
                                                      ========         ========
Allowance for loan losses and purchase
 discount as a percentage of total loans ...........      2.86%            3.82%
                                                      ========          =======
Net loans charged off as a percent of average
 loans outstanding. ................................      0.01%            0.07%
                                                      ========          =======

         The following tables set forth our percentage of allowance for loan losses to total allowance for loan losses and the percentage of loans to total loans in each of the categories listed at the dates indicated.

                                            At December 31, 2000                         At December 31, 1999
                               ------------------------------------------  ------------------------------------------
                                          Percentage of    Percentage of              Percentage of    Percentage of
                                            Allowance      Loans in Each                Allowance      Loans in Each
                                             to Total       Category to                  to Total       Category to
                                Amount      Allowance       Total Loans     Amount      Allowance       Total Loans
                               --------  ---------------  ---------------  --------  ---------------  ---------------
(Dollars in Thousands)

Balance of allowance
for loan losses at end of
 period applicable to:
Real estate .................   $1,890         90.4%            91.9%       $1,990         94.1%            97.6%
Commercial business .........      175          8.4              7.0           100          4.7              1.9
Consumer ....................       25          1.2              1.1            25          1.2              0.5
                                ------        -----            -----        ------        -----            -----
 Total ......................   $2,090        100.0%           100.0%       $2,115        100.0%           100.0%
                                ======        =====            =====        ======        =====            =====

Investment Activities


         Our securities portfolio is managed by our Chief Executive Officer and the Chief Financial Officer (the "Investment Officers") in accordance with a written investment policy approved by the board of directors which addresses strategies, types and levels of allowable investments.

         At December 31, 2000, our securities portfolio equaled $131.4 million, or 39.0% of our total assets. Our investment portfolio is comprised of trust preferred securities, mortgage-backed securities, U.S. government agency securities, corporate and municipal obligations and equity securities. At December 31, 2000, our trust preferred securities amounted to $37.3 million, corporate and municipal obligations amounted to $30.2 million, mortgage-backed securities amounted to $21.9 million, equity securities (consisting of common stock of a local financial institution, a self-service photocopy business, stock in our computer vendor and a financial institution managed fund) equaled $4.1 million, and U.S. government agency securities amounted to $37.9 million.

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

         We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. We have maintained a portfolio of liquid assets that exceeds regulatory requirements. Our Asset Liability Management Committee meets periodically to decide, based on market levels and conditions, current economic data, political and regulatory information, and internal needs, whether any alterations need to be made to our investment portfolio. Based on the parameters of our Investment Policy, we endeavor to diversify our holdings through the purchase of medium-term and long-term, fixed-rate and variable-rate instruments, which provide both an adequate return and moderate risk. The Investment Officers of the Corporation and the Bank make all investment decisions in accordance with the Investment Policy and Asset Liability Management Committee guidelines.

         Our securities portfolio composition is designed to provide a liquid portfolio yet maximize yield on a risk-adjusted basis. The process by which we decide to acquire debt instruments, trust preferred securities and corporate and municipal obligations are similar to that of underwriting a loan. We evaluate the potential credit risk associated with these types of investment instruments by becoming familiar with the institution, its earnings history, its ability to meet its debt obligation and, if possible, by meeting its management team. The trust preferred securities are fixed-rate long-term obligations with a weighted average yield of 9.05% as of December 31, 2000. The trust preferred securities are obligations of primarily non-rated financial institutions located throughout the United States, and thus there is a limited market in which to purchase and sell these securities. As long-term instruments, this portfolio is also subject to interest rate risk. If interest rates were to rise, these securities would lose value and require us to reflect a charge to our stockholders' equity.

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

         In accordance with the Memorandum of Understanding between the Bank and its regulators, we intend to reduce our holdings of non-rated investments, trust preferred securities and our portfolio's overall concentration in the banking industry.

         The following tables present the book values and estimated market values at December 31, 2000 and December 31, 1999, respectively, for each major category of our investment securities.


(in Thousands)
                                                               December 31, 2000
                                     ------------------------------------------------------------------

                                                           Gross           Gross         Approximate
                                       Amortized        Unrealized      Unrealized           Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------   ---------------
Available-for-Sale
U.S. Government and agency
         securities                    $ 14,058              $ -         $   (71)         $ 13,987
Mortgage-backed securities               11,052               30            (141)           10,941
Corporate securities                     12,168               42            (595)           11,615
Trust preferred securities                9,355               13            (810)            8,558
Other securities                            815                3               -               818
                                       --------             ----         -------          --------

Total Available-for-Sale               $ 47,448             $ 88         $(1,617)         $ 45,919
                                       ========             ====         =======          ========

Held-to-Maturity
U.S. Government and agency
         securities                    $ 23,898             $ 70           $ (42)         $ 23,926
Mortgage-backed securities               11,004              134            (142)           10,996
Corporate obligations                    15,408               37          (2,420)           13,025
Trust preferred securities               28,709               12          (4,141)           24,580
Municipal securities                      3,175               20              (3)            3,192
                                       --------             ----         -------          --------

Total Held-to-Maturity                 $ 82,194            $ 273         $(6,748)         $ 75,719
                                       ========             ====         =======          ========

(in Thousands)
                                                             December 31, 1999
                                     ------------------------------------------------------------------

                                                           Gross           Gross         Approximate
                                       Amortized        Unrealized      Unrealized           Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------   ---------------

Available-for-Sale
U.S. Government and agency
         securities                     $ 1,399              $ -           $ (51)          $ 1,348
Mortgage-backed securities                9,101                -            (457)            8,644
Corporate securities                     19,326                6            (311)           19,021
Trust preferred securities                7,588                -            (608)            6,980
Other securities                          2,058                2            (575)            1,485
                                       --------             ----         -------          --------

Total Available-for-Sale               $ 39,472              $ 8         $(2,002)         $ 37,478
                                       ========             ====         =======          ========

Held-to-Maturity
U.S. Government and agency
         securities                     $ 5,694              $ -          $ (262)          $ 5,432
Mortgage-backed securities                6,514                8            (152)            6,370
Municipal securities                     16,079                -          (1,355)           14,724
Trust preferred securities               29,676              139          (3,595)           26,220
Other securities                          3,170                -            (321)            2,849
                                       --------             ----         -------          --------

Total Held-to-Maturity                 $ 61,133            $ 147         $(5,685)         $ 55,595
                                       ========             ====         =======          ========

                  The following table shows the contractual maturity of our investment securities portfolio at December 31, 2000.



(in Thousands)                                         Available-for-Sale                               Held-to-Maturity
                                          --------------------------------------------    ------------------------------------------
                                                                           Weighted                                       Weighted
                                          Amortized      Approximate       Average        Amortized      Approximate      Average
                                             Cost         Fair Value        Yield            Cost         Fair Value       Yield
                                          ---------      -----------       ---------      ---------      -----------      ---------
Due within one year                        $ 12,498        $ 12,403          5.35%         $ 11,293         $ 11,249         6.06%
Due after one year through five years         3,543           3,304           8.41            9,255            8,210        11.04
Due after five years through ten years        5,026           4,758           8.20            9,050            7,894         8.70
Due after ten years                          14,514          13,695           8.75           41,592           37,370         8.52
Mortgage-backed securities                   11,052          10,941           6.88           11,004           10,996         7.49
Equity Securities                               815             818              -                -                -            -
                                           --------        --------                        --------         --------
                                           $ 47,448        $ 45,919                        $ 82,194         $ 75,719
                                           ========        ========                        ========         ========


Sources of Funds

         General. Deposits are the major source of our funds for lending and other investment purposes. We expect our banking operations to generate moderate deposit growth. In addition to deposits, we derive funds from the scheduled payments as well as prepayment of loans, the maturity of investment securities and the sale of assets available for sale. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources or on a longer-term basis for general business purposes.

         Deposits. Consumer and commercial deposits have historically been attracted principally from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts, NOW accounts, passbook savings accounts, money market accounts, term certificate accounts and individual retirement accounts. We expect to continue to attract deposits on a national basis through our Internet banking operations. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. Deposits have increased $261.1 million from $20.8 million at December 31, 1995 to $281.9 million at December 31, 2000. At December 31, 2000 we had $213.6 million of certificates of deposit, $101.5 million of which were in excess of $100,000, of which $38.1 million mature within twelve months.

         We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity, and execute rate changes when deemed appropriate. We anticipate that the mix of deposits will shift toward transaction accounts as we expand our commercial line of business. We anticipate that the growth in deposits would be accomplished through use of our Internet banking operations and our branch network in our community.

         The following table sets forth the balance of each deposit type and the weighted average yield paid on each deposit type of the Bank for the periods indicated.


(in Thousands)
                                      December 31, 2000                         December 31, 1999
                            ----------------------------------------  ----------------------------------------
                              Amount        Percent        Yield        Amount        Percent     Yield
                            ------------  ------------  ------------  ------------  ------------  ------------
Demand                     $   5,893           2.1%           -      $   5,168          2.0%           -
NOW                           39,202          13.9         4.68%         4,692          1.8         3.03%
Money Market                     360           0.1         4.11            973          0.4         4.64
Savings and Passbook          22,852           8.1         4.00         19,271          7.6         4.66
Time                         213,625          75.8         6.40        224,934         88.2         5.80
                           ---------       --------                   ---------       -------
                           $ 281,932         100.00%       5.95%     $ 255,038        100.00%       5.58%
                           =========       ========                   =========       =======




At December 31, 2000, our time deposits had the following stated maturities.

          Maturity Period                                     Amount
          ---------------                                ---------------
                                                          (In Thousands)
          Within 12 months............................       $ 94,201
          Within 13 to 36 months .....................         74,101
          Beyond 36 months ...........................         45,323
                                                             --------
          Total ......................................       $213,625
                                                             ========


         The following table presents, by various rate categories, the amount of certificates of deposit outstanding at December 31, 2000.

                                       Outstanding
Certificate Rates:                        Amount
- ------------------                   ---------------
                                      (In Thousands)
  0 to 3.99% .....................       $    579
  4.00% to 5.99% .................         40,983
  6.00% to 7.99% .................        171,538
  Over 8.00% .....................            525
                                         --------
  Total ..........................       $213,625
                                         ========


         The following table summarizes the maturity composition of certificates of deposit with balances of $100,000 or more at December 31, 2000.

                                                     Balance        %
                                                    ---------   ---------
                                                    (Dollars in Thousands)
       Three months or less .....................   $  8,555        8.43%
       Over three months to six months ..........      7,719        7.60
       Over six months to twelve months .........     21,837       21.51
       Over twelve months .......................     63,391       62.46
                                                    --------      ------
                                                    $101,502      100.00%
                                                    ========      ======

         Borrowings. If the need arises, we may rely upon advances from the FHLB and the Board of Governors of the Federal Reserve System discount window to supplement our supply of lendable funds and to meet deposit withdraw requirements. Advances from the FHLB typically are collateralized by our stock in the FHLB, investment securities and a portion of our first mortgage loans. At December 31, 2000, we had approximately $45.1 million in borrowing capacity under a collateralized line of credit with the FHLB, of which $30.0 million had been drawn upon as of such date.

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

         At December 31, 2000, we had four callable fixed-rate advances for $30.0 million from the FHLB. Of these callable advances, $10.0 million mature within five years, and $20.0 million mature between seven and ten years with call options ranging from 12 months to 51 months. The interest rates on the callable advances range from 4.84% to 6.67%, with a weighted average interest rate of 6.07% at December 31, 2000. At December 31, 2000 we also had a loan with a local financial institution for $2,600,000, this loan has a variable rate feature and is based on Wall Street Journal Prime, this loan has a maturity date of December 1, 2001, and is secured by the stock of the Bank.

         The following table sets forth certain information regarding our borrowed funds, which consist solely of the advances from the FHLB, at or for the periods ended on the dates indicated.

                                               At or for the
                                          Year Ended December 31,
                                        ---------------------------
                                            2000           1999
                                        ---------------------------
                                           (Dollars in Thousands)

FHLB advances:
 Maximum month-end balance ..........     $ 43,000       $ 35,000
 Balance at end of period ...........       30,000         35,000
 Average balance ....................       32,750         32,018
Weighted average interest rate on:
 Balance at end of period ...........        6.07%          5.61%
 Average balance for period .........        5.96%          5.31%

Products and Services

         Deposit Products and Services. We offer a variety of deposit products at attractive interest rates in order to build our customer base. We also seek to attract retail customers by offering convenient services such as free electronic bill payment. Our on-line deposit products and services include deposit products, bill payment services, overdraft protection, ATM/debit cards, lending programs, credit cards, and commercial loans.

Core Banking Operations

         Customers are able to access USABancShares.com through any Internet service provider by means of an acceptable secure web browser and through Internet accessible phone services and PDA's. When customers access USABancShares.com's service menu, they are able to open a new account, review the status of an existing account or engage in a transaction. To open a new account, the customer completes the on-line enrollment form, prints the signature card, signs it and mails it to us. Customers are able to make deposits into an open account via direct deposit programs, by transferring funds between accounts at the Bank, by wire transfer, by mail or in person at our principal executive offices. Customers also have the ability to make withdrawals and access their accounts at ATMs that are affiliated with the MAC, Cirrus, Honor and NYCE networks, which we believe provides added customer convenience. Customers are able to apply for loans, review account activity, pay bills electronically, receive statements by mail and print bank statement reports from any PC with a secure Web browser, regardless of its location.

         We have negotiated relationships with a select group of service providers who not only provide us with significant quality, security, reliability, performance and marketing capabilities, but also play an integral role in implementing our banking strategy. Because we outsource our principal operational functions to experienced third party service providers that have the capacity to process a high volume of transactions, we believe we will be able to respond easily to growth. Moreover, we intend to preserve a degree of flexibility that will enable us to assess and evaluate our product offerings and delivery structure on an ongoing basis and to incorporate other alliance opportunities as they present themselves. Should any of these relationships terminate however, we believe we will be able to secure the required services from an alternative source without material interruption of our operations. Our principal service providers are Aurum Technology Inc., which provides core systems processing services, such as deposit accounting and year end processing services, and EDS, which provides operational support and hosting services for our Internet banking and bill payment applications.

Security

         Our ability to provide our customers with secure financial services over the Internet is of paramount importance. We have taken extensive measures designed to ensure that our Internet operations are set up in a secure manner. We will continually evaluate the Internet systems, services and software used in our operations to ensure that they meet the highest standards of security.

Subsidiaries

         The operations of USACredit, Inc. and USARealEstate, Inc., wholly-owned subsidiaries of the Corporation, have not been material to our operations. On May 25, 2000, the Corporation transferred all of the capital stock of USACapital, Inc., a wholly-owned subsidiary, to Bondsonline Group, Inc., in exchange for 49% of the capital stock of Bondsonline. The Corporation intends to divest itself of its 49% interest in Bondsonline in the second quarter of 2001.

USA Capital Trust I

        USA Capital Trust I is a Delaware statutory business trust with the exclusive purpose of issuing and selling trust securities and using the proceeds from the sale of the Trust securities to acquire the Junior Subordinated Debenture's issued by USABancShares.com, Inc. The sole asset of the Trust is the Junior Subordinated Debentures.

Personnel

         As of December 31, 2000, we had a total of 56 full-time and 2 part-time employees.

                   REGULATION OF THE CORPORATION AND THE BANK

         The Corporation and the Bank are extensively regulated under both federal and state law. From time to time, various new types of federal and state legislation have been proposed that could result in additional or diminished regulation of and restrictions on, or altered forms of supervision of, banks or bank holding companies. We cannot predict whether any such legislation will be adopted or how such legislation, if adopted, would affect the Corporation's business or the Bank's business. As a consequence of the extensive regulation of commercial banking activities and financial institutions in the United States, the business and activities of the Corporation and the Bank are susceptible to changes in federal and state legislation which may affect the scope, nature and costs of such business and activities. The following description of statutory and regulatory provisions, which is not intended to be a complete description of these provisions or their effects on the Corporation or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions.

The Corporation

         General. The Corporation is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended, and the Corporation is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. The Corporation is required to file annually a report of its operations with, and is subject to examination by, the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Certain of these laws and regulations are described below.

         Bank Holding Company Act of 1956 Activities and Other Limitations. As a registered bank holding company, the Corporation's activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related or incidental to banking.

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

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Control Act, together with regulations thereunder, require approval of the Board of Governors of the Federal Reserve System (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as USABancShares.com, Inc. Control is conclusively presumed to exist if any individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to corporations with securities registered under the Securities Exchange Act of 1934, as amended (such as the Corporation), control will be presumed to exist if a person acquires at least 10% of any class of voting securities of the corporation.

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

         As of December 31, 2000, the Corporation was in compliance with the minimum regulatory capital ratio requirements established by the Board of Governors of the Federal Reserve System. While the Corporation has not completed its financial statements for the quarter ended March 31, 2001, the Corporation believes that it may fail to comply with the leverage ratio as of March 31, 2001. However, the Corporation believes it will be in compliance with its remaining capital adequacy ratios and each of the capital adequacy ratios applicable to the Bank as of March 31, 2001. See "Prompt Corrective Action."

         Financial Support of Affiliated Institutions. In accordance with established policy of the Board of Governors of the Federal Reserve System, USABancShares.com, Inc. will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy.

         In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, the Corporation entered into the Written Agreement with the Federal Reserve Bank. The Written Agreement provides restrictions on the declaration or payment of cash or stock dividends, incurring of new debt, the redemption or repurchase of our securities, management's capital raising efforts and any actions taken to control asset growth of the consolidated organization and restore it to profitability. Failure to comply with the agreement could result in additional regulatory supervision or actions.

vBank

         General. The Bank operates as a state-chartered savings bank incorporated under the Pennsylvania Banking Code and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC. These regulatory authorities regulate or monitor all areas of the Bank's operations, including capital requirements, loans, interest rates, investments, borrowings, deposits, record keeping, security devices, issuances of securities, payment of dividends, interest rate risk management, acquisitions, mergers, establishment of branches, and corporate reorganizations. There are periodic examinations by the Pennsylvania Department of Banking and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the Congress could have a material adverse impact on the Corporation and the Bank, and their operations.

         Federal Deposit Insurance Corporation Assessments. The deposits of the Bank are insured by the Bank Insurance Fund of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the Bank Insurance Fund. Under the FDIC's risk-based insurance system, Bank Insurance Fund-assessed deposits have been subject to premiums which have varied, depending upon the institution's capital position and other supervisory factors.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC may also suspend deposit insurance temporarily prior to the hearing process for the permanent termination of insurance, if, among other things, the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. The Corporation is not aware of any circumstances which would result in termination of the Bank's deposit insurance.

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Board of Governors of the Federal Reserve System regarding bank holding companies, as previously described.

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

         The FDIC also requires that banks meet a risk-based capital standard. Risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8.0%, of which at least 4.0% shall be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2000, the Bank met each of its capital requirements.

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

         The Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. As of December 31, 2000, the Bank exceeded the Pennsylvania Department of Banking's capital guidelines.

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

         Restrictions on Payment of Dividends. Under the Federal Deposit Insurance Act, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making any such distribution, the institution would become "undercapitalized" (as such term is used in the statute). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Dividend payments by the Bank are subject to the Pennsylvania Banking Code. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). As previously discussed, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends. In addition, the Bank's regulators have authority to prohibit us or the Bank from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon our financial condition or the financial condition of the Bank, could be deemed to constitute such an unsafe or unsound practice.

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

         Limitations on Transactions with Affiliates and Insiders. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. In a holding company context, the parent holding company of a bank (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Section 23A places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. As discussed elsewhere in this report, in connection with recent examinations of the Corporation and the Bank, its regulators have identified a $2.6 million loan as violative of Sections 23A and 23B of the Federal Reserve Act and have required the Corporation and the Bank to take corrective action.

         In addition, the Corporation is subject to restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

         As previously indicated, as a result of weaknesses noted by the FDIC in recent regulatory examinations the Board of Directors of the Bank entered into a Memorandum of Understanding with the Regional Director of the FDIC. Pursuant to the terms of the Memorandum, the Bank is required to adopt and implement comprehensive written plans to address various deficiencies or concerns identified by federal and state regulators relating to earnings performance, capital adequacy, capital ratios, funding growth, funding mix, non-core funding dependence and interest rate risk exposure. Pursuant to the Memorandum, the Bank is also required to adopt and implement formal internal review procedures which identify, measure, monitor and control risks associated with all electronic banking activities and to take all steps necessary to correct deficiencies related to certain identified loans, credit data and collateral. The Bank is prohibited from declaring or paying dividends without the prior approval of the Regional Director of the FDIC. The Memorandum also provides for periodic progress reports detailing actions taken to secure compliance with the Memorandum.

Other Regulations

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

         Lending Activities. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as (i) the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, (ii) the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, (iii) the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, (iv) the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, (v) the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and (vi) the rules and regulations federal agencies charged with the responsibility of implementing such federal laws.

         Deposit Activities. The deposit operations of the Bank also are subject to (i) the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and (ii) the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Item 2.  Description of Properties

         On December 23, 1997, we purchased a building at 1535 Locust Street in Center City Philadelphia, formerly owned and operated by PNC Bank, which serves as our corporate offices and flagship retail operation.

         Pursuant to a lease dated July 27, 1998, we lease a building at 18 East Wynnewood Road, Wynnewood, Pennsylvania. We opened a retail branch at this location in April 1999. The lease is for an initial period of 10 years with an option to renew for an additional 10 years. The monthly lease payment is $5,000.

         We lease the building located at 930 Germantown Pike in Plymouth Meeting, Pennsylvania, which contains a retail branch as well as administrative offices, on a month-to-month basis. The monthly lease payment is $6,362.

         We also lease an additional "mini" branch, known as "eBank" in the office, restaurant and retail complex known as "the Bellevue" which is located in Center City Philadelphia. The monthly lease payment is $900.

         Deposits are received at the Locust Street headquarters, the Norristown branch, the Wynnewood branch and the eBank. At December 31, 2000, our branches had the following deposits: Locust Street, $128.2 million; Norristown, $38.7, Wynnewood, $32.6 million; eBank, $3.4 million, and Internet operations, $79.0 million.

         In March 2000, the Bank acquired a facility to house its Internet operations in Chestnut Hill, Pennsylvania. The purchases price of the building and surrounding land was $1.6 million and will be depreciated over 31.5 years.

Item 3.  Legal Proceedings

         On December 12, 2000, eMachines, Inc. filed a complaint for breach of contract against us with the American Arbitration Association alleging that we breached an agreement which we entered into with eMachines in November, 1999. eMachines is seeking approximately $1,400,000 in damages plus interest, arbitration fees, attorneys fees, and other expenses related to the dispute. In January, 2001, we filed a counterclaim denying that eMachines is entitled to relief, and we are seeking damages in the amount of $1,000,000 plus interest, arbitration fees, attorneys' fees, and other costs and expenses associated with the matter. We believe that we have a meritorious defense to these claims and intend to contest this matter vigorously. However, this matter is in a preliminary stage and no prediction can be made as to its ultimate outcome.

         On March 29, 2001, an arbitrator from the American Arbitration Association awarded $648,000 to a former employee of the Corporation in connection with such former employee's claim for certain commissions under his employment agreement with the Corporation. The Corporation is currently reviewing the award.

         The Corporation is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Corporation's consolidated financial statements or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of the Corporation is listed for trading on the NASDAQ National Market under the symbol "USAB". As of March 30, 2001, there were approximately 200 holders of record of the Corporation's common stock. The Corporation has not, since its inception, paid any cash dividends.

         The Corporation is a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "FRB"), all of the operating assets of the Corporation are owned by the Bank. The Corporation relies primarily on capital raising efforts, and to a much lesser extent, dividends from the Bank to meet its corporate expenses and to satisfy its financial obligations. Dividend payments from the Bank are subject to (1) regulatory limitations, generally based on current and retained earnings, imposed by the various regulatory agencies with authority over the Bank, (2) regulatory restrictions if such dividends would impair the capital of the Bank or cause the Bank to be undercapitalized, (3) FRB prudent banking standards relating to the amount of net income available to common shareholders and the prospective rate of earnings retention, (4) the Bank's profitability, financial condition and capital expenditures and other cash flow requirements, and (5) regulatory restrictions presently imposed by agreement with the Federal Deposit Insurance Corporation. See "Regulation and Supervision."

         Our common stock has been quoted on the Nasdaq SmallCap Market under the symbol "USAB" since the first quarter of 1996 and on the Nasdaq National Market under the same symbol since September 16, 1999. All prices have been adjusted to reflect a 33% stock dividend paid on July 18, 1997 and August 17, 1998 and a two-for-one stock split effected in the form of a dividend paid on June 15, 1999. The following table shows trading prices for the Corporation's common stock from January 1, 1998 through March 27, 2001, adjusted for all common stock dividends and splits:


2001                             High                          Low
- ----                          ---------                     ----------
First Quarter (1)               $2 7/16                      $1 1/4

2000
- ----

Fourth Quarter                   2 25/32                      1
Third Quarter                    4 3/4                        2 5/16
Second Quarter                   8                            2 3/4
First Quarter                   12 7/16                       7 1/4

1999
- ----
Fourth Quarter                  12 3/4                        5 3/8
Third Quarter                   16 1/2                        6 7/8
Second Quarter                  11                            4
First Quarter                    4 1/2                        4

1998
- ----
Fourth Quarter                   4 1/2                        3 3/8
Third Quarter                    6 49/64                      3 3/4
Second Quarter                   5 59/64                      4 51/64
First Quarter                    5 41/64                      3 19/64

(1) Through and including March 27, 2001.

                        SELECTED FINANCIAL AND OTHER DATA

         Set forth below are selected financial and other data of the Corporation and the Bank. This financial data is derived in part from, and it should be read in conjunction with the consolidated financial statements and related notes included in this report beginning on page F-1.


                                                                                    At or for the                At or for the
                                                                                 Twelve Months Ended          Twelve Months Ended
                                                                                    December 31,                  December 31,
(in Thousands, except per share data)                                                   2000                          1999
                                                                                 ---------------------        --------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                                                         $ 336,451                     $ 323,335
Loans receivable, net                                                                  179,165                       197,623
Securities (1)                                                                         127,366                        97,815
Deposits                                                                               281,932                       255,038
Borrowings (2)                                                                          32,600                        35,000
Guaranteed preferred beneficial interests in subordinated debt                          10,000                        10,000
Stockholders' equity                                                                     8,650                        17,928
Non-performing assets, net of discount (3)                                                 260                         1,266
Book value per share (4)                                                                $ 1.61                        $ 3.18

AVERAGE BALANCE DATA:
Total assets                                                                         $ 346,844                     $ 250,427
Loans receivable, net                                                                  190,242                       150,182
Securities                                                                             105,033                        76,720
Deposits                                                                               283,031                       188,612
Borrowings                                                                              44,768                        40,352
Stockholders' equity                                                                    14,660                        15,424

SELECTED OPERATIONS DATA:
Total interest income                                                                 $ 30,465                      $ 21,870
Total interest expense                                                                  20,044                        13,110
                                                                                      --------                      --------
Net interest income                                                                     10,421                         8,760
Provision for loan losses                                                                    -                         1,175
                                                                                      --------                      --------
Net interest income after provision for loan losses                                     10,421                         7,585
Total non-interest income                                                                  670                         1,767
Total non-interest expense                                                              20,756                        12,430
                                                                                      --------                      --------
Loss before income taxes                                                                (9,665)                       (3,078)
Income tax benefit                                                                           -                          (588)
                                                                                      --------                      --------
Net loss                                                                              $ (9,665)                     $ (2,490)
                                                                                      ========                      ========
Net loss per share basic and diluted                                                   $ (1.70)                      $ (0.54)
                                                                                      ========                      ========

PERFORMANCE RATIOS: (5)
Loss return on average assets                                                            (2.79)%                       (0.99)%
Loss return on average stockholders' equity                                             (65.93)                       (16.14)
Net interest margin (6)                                                                   3.22                          3.72
Interest rate spread (6)                                                                  3.22                          3.57
Efficiency Ratio (7)                                                                    187.14                        137.65
Non-interest expense to average total assets                                              5.98                          4.96
Average interest-earning assets to average interest-bearing liabilities                  99.99                        102.75

ASSET QUALITY RATIOS:
Non-performing loans, net of discount, to total loans, net of discount                   0.15%                         0.63%
Non-performing assets, net of discount, to total assets                                   0.08                          0.39
Allowance for loan losses to total loans, net of discount                                 1.15                          1.06
Allowance for loan losses and purchase discount as a percentage of total loans            2.86                          3.82
Allowance for loan losses to total non-performing loans, net of discount                803.85                        167.06

CAPITAL RATIOS: (8)
Stockholders' equity to assets                                                             2.6%                          5.5%
Tier 1 leverage capital ratio                                                              4.0                           8.8
Tier 1 risk-based capital ratio                                                            5.0                          10.3
Total risk-based capital ratio                                                             8.3                          11.1

OTHER:
Number of full-service branches                                                              4                             4
Number of full-time employee equivalents                                                    57                            77

- --------------------------
(1) Includes securities classified as held-to-maturity and available for sale.

(2) Consists of FHLB advances and, to a lesser extent, borrowings pursuant to a line of credit facility with a local financial institution.

(3) Non-performing loans consist of non-accrual loans and accruing loans 90 days or more overdue, net of applicable purchase discounts. Non-performing assets consist of non-performing loans and other real estate.

(4) All per share data has been adjusted to reflect such stock dividends and has been calculated based on the weighted average number of shares outstanding during the period, assuming the conversion of the shares of Class B common stock into shares of Class A common stock.

(5) With the exception of end of period ratios, all ratios are based on average monthly balances and are annualized where appropriate.

(6) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(7) Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income (less gains/losses on sales of assets and other non-recurring items).

(8) The ratio of equity to assets is presented on a consolidated basis while the ratios of Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital relate only to the Bank. For information on the Corporation's and Bank's regulatory capital requirements, see Regulation of the Corporation and the Bank.

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

Financial Condition

         The Corporation's total assets increased from $323.3 million at December 31, 1999 to $336.5 million at December 31, 2000, an increase of $13.2 million, or 3.9%. The increase was due primarily to an increase in the securities portfolio of $29.6 million and offset by a decrease in the loan portfolio of $18.5 million. This growth was funded by increases in the NOW deposits of $34.5 million, partially offset by a decrease of $11.3 million in time deposits. The increase in the securities portfolio was primarily due to the acquisition of government backed investment grade agencies. Total deposits increased $26.9 million to $281.9 million at December 31, 2000. The increase in deposits was comprised of an increase in NOW deposits of $34.5 million and an increase in Savings and Passbook accounts of $3.6 million during the period offset by a decrease in time deposits of $11.3 million. Borrowed funds consist of fixed-rate callable advances from the FHLB. The Corporation issued $10.0 million of trust preferred securities in March of 1999 and raised approximately $8.1 million of net proceeds in September of 1999 in a secondary public offering. In March, 2000, the Corporation also received a loan from a local financial institution in the amount of $2.6 million. Both capital market efforts funded the Corporation's asset growth and Internet infrastructure investment. Management plans to continue to utilize FHLB advances, deposit gathering and capital raising efforts to provide the necessary liquidity for the Bank. The Bank's borrowing limit at the FHLB as of December 31, 2000, was approximately $43.1 million, of which $30.0 was drawn upon as of such date. Stockholders' equity decreased from $17.9 million at December 31, 1999 to $8.6 million at December 31, 2000. The $9.3 million or 51.2% decrease in stockholders' equity was primarily due to the Corporation's Internet strategy and resultant losses.

Results of Operations

         The Corporation reported a net loss of $9.7 million, or $1.70 per share, basic and diluted, for the year ended December 31, 2000, compared to a net loss of $2.5 million, or $0.54 per share, basic and diluted, for the year ended December 31, 1999. Our operating loss was primarily the result of the investment in our Internet strategy. As a consequence of the expenses involved in implementing the Corporation's Internet initiative and changed market conditions regarding the Internet as a delivery platform for national banking services, the Corporation and the Bank determined to de-emphasize the initiative and have renegotiated, terminated or are allowing to expire all strategic partnership relationships associated with the Corporation's Internet initiative. Due to the renegotiation of these relationships, the Bank took a $2.5 million charge to earnings in the fourth quarter of 2000. Non-interest expenses increased $8.4 million to $20.8 million primarily from increases in online partnership expenses of $5.6 million and data processing expense of $1.1 million, respectively relating to the implementation of our Internet strategy. The Company's net interest income before provision for loan losses increased 15.9% to $10.4 million and non-interest income decreased $1.1 million to $670,000 for 2000.

         Interest Income. Interest income increased 28.2% or $8.6 million to $30.5 million, for the year ended December 31, 2000, compared to the prior year. The increase in interest income was the result of an increase in interest income on loans and investment securities, of $4.9 million, and $2.6 million, respectively. The increase in interest income on loans was due to an increase in the average balance of the loan portfolio along with an increase in the average yield. The discount associated with loan pools is recognized as a yield adjustment and is included as interest income using the level yield method (to the extent that the timing and amount of cash flows can reasonably be determined). During the years ended December 31, 2000 and 1999, the Bank recognized $1.6 million and $952,000 in accretion income, respectively, representing 8.4% and 6.5% of total interest income on loans, respectively. The significant increase in the average balance of the Bank's loan portfolio reflects the more than $27.6 million of loan originations (including participations with local financial institutions) which were closed during the year ended December 31, 2000.

         Interest Expense. Interest expense increased 34.6% or $6.9 million to $20.0 million, for the year ended December 31, 2000, compared to the year ended December 31, 1999, due to higher volumes of NOW accounts and a loan from a local financial institution. The increase in interest expense during the year ended December 31, 2000 was due to the Bank relying on higher cost of fund certificates of deposits and other borrowings. The average cost of funds, including borrowings, increased 0.46% to 6.19% for the year ended December 31, 2000.

         Net Interest Income. The Corporation's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Net interest income is the difference between interest income (principally from loans and investment and mortgage-backed securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in the mix of rates and volumes of interest-earning assets and interest-bearing liabilities that occur over time. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets.

         Net interest income for the year ended December 31, 2000 increased $1.7 million, or 15.9% to $10.4 million from $8.8 million for the same period in 1999. Average interest-earning assets increased by $88.5 million, or 37.6% to $323.8 million, for the year ended December 31, 2000 compared to the same period in 1999. Average interest-bearing liabilities increased $94.8 million, or 41.4% over the same period. The net interest spread and net interest margin decreased for the year ended December 31, 2000 compared to December 31, 1999, from 3.57% to 3.22% and from 3.72% to 3.22%, respectively. The decrease in net interest margin and net interest spread is reflective of two items: first, average interest-bearing liabilities exceeded average interest-earning assets, and second, the yield on the interest-bearing liabilities increased 0.46% from 5.73% to 6.19% at December 31, 2000 as compared to December 31, 1999.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities and net yield on interest earning assets for the period indicated:

(in Thousands)
                                                                      Year ended December 31,
                                           ---------------------------------------------------------------------------------
                                                              2000                                    1999
                                           --------------------------------------   ----------------------------------------
                                              Average                   Average        Average                    Average
                                              Balance      Interest    Yield/Rate      Balance      Interest     Yield/Rate
                                           -------------  -----------  -----------   ------------   ----------   -----------
Interest-earning assets:
Loans                                         $ 190,242     $ 19,488        10.24%     $ 150,182     $ 14,609         9.73%
Investment securities                           105,033        9,501         9.05         76,720        6,934          9.04
Interest-bearing deposits and other              28,456        1,476         5.19          8,367          327          3.91
                                              ---------     --------      -------      ---------     --------       -------
 Total interest-earning assets                $ 323,731     $ 30,465         9.41%     $ 235,269     $ 21,870         9.30%

Interest-bearing liabilities:
Deposits:
   NOW                                         $ 21,765      $ 1,018         4.68%       $ 1,879         $ 57         3.03%
   Money Market                                     604           25         4.11          1,615           75          4.64
   Savings and Passbook                          21,219          849         4.00         17,224          802          4.66
   Time                                         235,388       15,067         6.40        167,894        9,737          5.80
Borrowed funds                                   44,768        3,085         6.29         40,352        2,439          6.04
                                              ---------     --------      -------      ---------     --------       -------
 Total interest-bearing liabilities           $ 323,749     $ 20,044         6.19%     $ 228,964     $ 13,110         5.73%
                                              ---------     --------      -------      ---------     --------       -------

Excess of interest-earning assets over
interest-bearing liabilities                  $     (18)                               $   6,305
                                              =========                                =========

Net interest income                                         $ 10,421                                  $ 8,760
                                                            ========                                  =======

Net interest rate spread                                                     3.22%                                     3.57%
                                                                          =======                                   =======

Net interest margin                                                          3.22%                                     3.72%
                                                                          =======                                   =======

Average interest-earning assets to average
interest-bearing liabilities                                                99.99%                                   102.75%
                                                                          =======                                   =======

         Provision for Loan Losses. Management records a provision for loan losses in an amount that it believes will result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, the provision for loan losses decreased $25,000 during the year ended December 31, 2000, compared to the prior year. The decrease in the provision for loan losses during the year ended December 31, 2000, as compared to the prior year was due primarily to charge-offs. The allowance for loan losses as a percentage of loans outstanding, net of discount, was 1.15% at December 31, 2000, compared to 1.06% at December 31, 1999. In addition, the allowance for loan losses as a percentage of total non-performing loans, net of discount, was 803.85% at December 31, 2000, compared 167.06% at December 31, 1999.

         Management believes that the allowance for loan losses is adequate to cover actual and potential losses in the loan portfolio under current conditions. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods.

         Non-Interest Income. Non-interest income decreased by $1.1 million to $670,000, for the year ended December 31, 2000. The decrease was primarily the result of a decrease in gain on sales of loans receivable of $1.4 million, an increase in service charges and fees of $768,000 and other income of $67,000. These increases were offset by a loss on sale of investment securities of $312,000.

         Non-Interest Expense. Non-interest expense increased $8.4 million to $20.8 million, for the year ended December 31, 2000. Occupancy expense increased $265,000 due to the costs associated with the Corporation's headquarters, branch network and customer service facilities. Data Processing expenses increased $1.1 million due to our increased number of deposit accounts. Professional fees increased $431,000 related to litigation and contract negotiations with e-commerce companies. Office expense increased $169,000 due to customer service initiatives. In connection with our Internet initiative, the Corporation and the Bank entered into a number of agreements with strategic partners to provide on-line related services. Accordingly, our online partnerships expense increased $5.6 million. As discussed elsewhere in this report, the Corporation and the Bank have determined to de-emphasize the Internet initiative and have renogiated, terminated or allowed to expire such strategic relationships.

         Income Tax Expense. The Corporation has recorded no tax expense for the year ended December 31, 2000 versus a tax benefit of $588,000 as compared to December 31, 1999.

         Asset and Liability Management. A principal objective of our asset and liability management is to minimize the Bank's exposure to changes in interest rates. The Bank's policy is to attempt to manage assets and liabilities in such a way as to maximize net interest income through changing interest rate environments. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of our net interest margin resulting from changes in market interest rates.

         The following table summarizes repricing intervals for interest-earning assets and interest-bearing liabilities for the period ended December 31, 2000 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. The table was prepared with the following assumptions:
(1) 50% of the Bank's transaction accounts are considered core deposits and are assumed to mature in the "Over 5 Years" category; the remaining 50% are not considered to be core transaction accounts, are sensitive to rate changes, and, as such, are placed in the "1-90 Days" category; (2) interest-earning assets are calculated based on contractual adjustments, stated maturities in the instruments and instruments with stated maturities that are homogeneous such that prepayment assumptions can be used based on experience, are adjusted to better reflect the sensitivity of the asset for prepayment; and (3) certificates of deposit and borrowings are scheduled based on the applicable stated maturities.

The Corporation


                                                                                 December 31, 2000
                                             ---------------------------------------------------------------------------------------
(in Thousands)
                                              1 - 90 Days        91 - 364 Days      1 - 5 Years        Over 5 Years         Balance
                                             -------------       -------------     -------------      --------------       ---------
Interest-earning assets
Loans receivable                               $ 52,706             $ 38,460         $ 73,827            $ 16,502         $ 181,495
Investments                                      29,248                3,738           13,430              84,961           131,377
Interest-bearing deposits and other              10,308                                                                      10,308
                                               --------             --------         --------           ---------         ---------
     Total Assets                              $ 92,262             $ 42,198         $ 87,257           $ 101,463         $ 323,180
                                               ========             ========         ========           =========         =========

Interest-bearing liabilites
  Demand                                        $ 2,946                  $ -              $ -             $ 2,947           $ 5,893
  Now accounts                                   19,601                    -                -              19,601            39,202
  Money Market accounts                             180                    -                -                 180               360
  Savings & Passbook accounts                    11,426                    -                -              11,426            22,852
  Borrowings                                          -               12,600           20,000                   -            32,600
  Guaranteed Subordinated Debt                        -                    -                -              10,000            10,000
  Certificates of deposit                        26,686               67,515          118,924                 500           213,625
                                               --------             --------         --------           ---------         ---------
     Total interest-bearing liabilites         $ 60,839             $ 80,115         $138,924            $ 44,654         $ 324,532
                                               ========             ========         ========           =========         =========

Periodic gap                                   $ 31,423            $ (37,917)        $(51,667)           $ 56,809          $ (1,352)
                                               ========             ========         ========           =========         =========
Cumulative gap                                 $ 31,423             $ (6,494)        $(58,161)           $ (1,352)
                                               ========             ========         ========           =========
Ratio of gap to interest-earning
     assets                                        9.7%                (11.7)%          (16.0)%             17.6%
                                               ========             ========         ========           =========
Ratio of cumulative gap to interest-
     earning assets                                9.7%                 (2.0)%          (18.0)%             (0.4)%
                                               ========             ========         ========           =========

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

         If repricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of an increase or decrease in interest rates on net income would be minimal. At December 31, 2000, the Bank had a negative cumulative one year gap, which suggests that net interest income may increase during periods of declining interest rates.

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

         The Bank's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investment securities and other short-term investments. If the Bank requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 2000, the Bank had $43.1 million in borrowing capacity under a collateralized line of credit with the FHLB of which $30.0 million had been drawn upon through four long term fixed rate callable advances.

         At December 31, 2000, we had outstanding commitments, including unused lines of credit, of $6.4 million and letters of credit of $504,000. Certificates of deposit which are scheduled to mature within one year totaled $94.2 million at December 31, 2000. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

         The Corporation believes that the execution of our business plan will require us to raise additional capital in the future to support our capital needs and to allow us to meet applicable regulatory capital requirements. There can be no assurance that the Corporation will be successful in raising additional capital when required in sufficient amounts and on terms acceptable to the Corporation. The failure to raise such capital could have a material adverse affect on the Corporation's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders would be reduced.

         Capital Resources. The Corporation and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial condition or results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. See "Regulation of the Corporation and the Bank".

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2000, the Corporation and the Bank met all capital adequacy ratio requirements to which they were subject. While the Corporation has not completed its financial statements for the quarter ended March 31, 2001, the Corporation believes that it may fail to comply with the leverage ratio as of March 31, 2001. However, the Corporation believes it will be in compliance with its remaining capital adequacy ratios and each of the capital adequacy ratios applicable to the Bank as of March 31, 2001.

         During the year 2000, the Bank began to purchase shares of the Corporation's common stock in open market transactions for the benefit of some of the Corporation's employee benefit plans. As of March 30, 2001, the Bank had purchased an aggregate of approximately 670,000 shares of the Corporation's common stock. In view of the losses incurred by the Corporation as discussed elsewhere in this report, the Corporation may sell such shares or newly-issued shares in the future to raise additional capital.

         As previously indicated, as a result of weaknesses noted by the FDIC in recent regulatory examinations, the Board of Directors of the Bank entered into a Memorandum of Understanding with the Regional Director of the FDIC. Pursuant to the terms of the Memorandum, the Bank is required to adopt and implement comprehensive written plans to address various deficiencies or concerns identified by federal and state regulators relating to earnings performance, capital adequacy, capital ratios, funding growth, funding mix, non-core funding dependence and interest rate risk exposure. Pursuant to the Memorandum, the Bank is also required to adopt and implement formal internal review procedures which identify, measure, monitor and control risks associated with all electronic banking activities and to take all steps necessary to correct deficiencies related to certain identified loans, credit data and collateral. The Bank is prohibited from declaring or paying dividends without the prior approval of the Regional Director of the FDIC. The Memorandum also provides for periodic progress reports detailing actions taken to secure compliance with the Memorandum.

         In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, the Corporation entered into a written agreement with the Federal Reserve bank with regard to declaration or payment of cash or stock dividends, incurring of new debt, transactions the purchase or redemption of our securities, management's capital raising efforts and any actions taken to control asset growth of the consolidated organization and restore it to profitability. Failure to comply with the agreement could result in additional regulatory supervision or actions.

             At December 31, 2000 and December 31, 1999, the Bank's actual and required minimum capital ratios were as follows:

                                                                                                               To be well
For the Bank:                                                                                                Capitalized under
- -------------                                                                        For Capital             Prompt Corrective
(in Thousands)                                                                     Adequacy Purposes         Action Provisions
As of December 31, 2000:                             Amount           Ratio          Amount       Ratio        Amount      Ratio
- ------------------------                           ----------       ---------      ----------   ---------    ----------  ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 22,340             8.4%        $ 21,248        8.0%      $ 26,560       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        20,250             7.6           10,624        4.0         15,936        6.0
  Tier I Capital
    (to Average Assets)                              20,250             6.0           13,573        4.0         16,966        5.0
As of December 31, 1999:
  Total Capital
    (to Risk Weighted Assets)                      $ 28,266            10.1%        $ 22,460        8.0%      $ 28,075       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        26,151             9.3           11,230        4.0         16,845        6.0
  Tier I Capital
    (to Average Assets)                              26,151             7.9           13,171        4.0         16,464        5.0

         At December 31, 2000 and December 31, 1999, the Corporation's actual and required minimum capital ratios were as follows:

For the Company:
- ----------------                                                                         For Capital
(in Thousands)                                                                         Adequacy Purposes
As of December 31, 2000:                             Amount           Ratio          Amount        Ratio
- ------------------------                           ----------       ---------      ----------    ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 22,090             8.3%        $ 21,263       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                        13,331             5.0           10,632        4.0
  Tier I Capital
    (to Average Assets)                              13,331             4.0           13,493        4.0
As of December 31, 1999:
  Total Capital
    (to Risk Weighted Assets)                      $ 31,331           11.2%         $ 22,473       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                        25,645             9.1           11,237        4.0
  Tier I Capital
    (to Average Assets)                              25,645             7.8           13,124        4.0

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

RISK FACTORS

         Each of the risks set forth below could adversely affect our business, financial condition or results of operations.

We have recently incurred losses as a result of implementing our Internet strategy.

         For the past two years, we expended significant resources on technology, website development, marketing, hiring of personnel and other startup costs related to the development and operation of our Internet banking platform. This resulted in increases in advertising and marketing expenses and compensation costs. We have also expended financial and management resources in upgrading our internal control systems, customer service systems and financial reporting systems to accommodate the use of our Internet services. As a result of these efforts, we incurred significant losses in 1999 and 2000. To reduce expenses, we reduced our employee payroll, advertising and operating expenses. Many of these employee reductions resulted from our reduced emphasis on offering Internet banking services, and our renewed focus on community banking. If we are successful in executing our renewed community banking strategy, we expect to be profitable in 2001. Although management expects to return to profitability in 2001, there can be no assurance that we will achieve or maintain profitability or generate positive cash flow from operations in future periods.

We recently entered into an informal regulatory agreement with The Federal Deposit Insurance Corporation and a formal written agreement with the Federal Reserve Bank with respect to our business and operations.

         As previously indicated, as a result of weaknesses noted by the FDIC in recent regulatory examinations, the board of directors of the Bank entered into a Memorandum of Understanding with the Regional Director of the FDIC. Pursuant to the terms of the Memorandum, the Bank is required to adopt and implement comprehensive written plans to address various deficiencies or concerns identified by federal and state regulators relating to earnings performance, capital adequacy, capital ratios, funding growth, funding mix, non-core funding dependence and interest rate risk exposure. Pursuant to the Memorandum, the Bank is also required to adopt and implement formal internal review procedures which identify, measure, monitor and control risks associated with all electronic banking activities and to take all steps necessary to correct deficiencies related to certain identified loans, credit data and collateral. The Bank is prohibited from declaring or paying dividends without the prior approval of the Regional Director of the FDIC. The Memorandum also provides for periodic progress reports detailing actions taken to secure compliance with the Memorandum.

         The Bank will be required to satisfy the requirements of the Memorandum and satisfy the FDIC as to continual compliance through the examination process before the Memorandum can be terminated. In addition, in the event that the FDIC concludes that the Bank remains in non-compliance with the Memorandum, the FDIC could initiate more formal, stringent agreements or enforcement proceedings which could further restrict the Bank and its operations.

         In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, the Corporation entered into the Written Agreement with the Federal Reserve Bank. The Written Agreement provides restrictions on the declaration or payment of cash or stock dividends, incurring of new debt, the redemption or repurchase of our securities, management's capital raising efforts and any actions taken to control asset growth of the consolidated organization and restore it to profitability. Failure to comply with the agreement could result in additional regulatory supervision or actions.

Changes in interest rates could adversely affect us.

         Like most banks, our results of operations are primarily dependent on net interest income. Net interest income results from the "margin" between interest earned on interest-earning assets, such as investments and loans, and interest paid on interest-bearing liabilities, such as deposits and borrowings. As of December 31, 2000, based on certain assumptions, our interest-bearing liabilities that were estimated to mature or reprice within one year exceeded similar interest-earning assets by $6.5 million, or 2.0% of total interest-rate sensitive assets.

         Interest rates are highly sensitive to many factors that are beyond our control. Some of these factors include: governmental monetary policies, inflation, recession, unemployment, the money supply, domestic and international economic and political conditions, and domestic and international crises. Changes in interest rates could have adverse effects on our operations. Specifically,

         o Historically, we have relied on short-term and institutional deposits as a source of funds. Our ability to retain these deposits is highly dependent upon the interest paid by us.

         o When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, in a particular period of time, a significant increase in interest rates could adversely impact our net interest income.

         o     Changes in interest rates could adversely affect:

              o    the volume of loans we originate;

              o interest-earning assets, particularly our investment securities and trust preferred securities portfolio; and

              o    loan repayments and prepayments.

We rely on short-term deposits.

         Historically, we have employed a wholesale funding strategy consisting primarily of non-retail certificates of deposit. We have been able to maintain sufficient funds to support our lending activities by offering rates of interest on certificates of deposit marginally higher than rates offered by other banks on comparable deposits. As of December 31, 2000, $213.6 million, or 75.7%, of our deposits consisted of certificates of deposit. Of this amount, $95.3 million, or 44.6%, were placed with institutional investors. In addition, as of December 31, 2000, $94.2 million, or 44.1%, of our total certificates of deposit were due to mature within one year. Management has been focusing on reducing the Bank's dependency on non-core funding including brokered deposits by increasing local branch and internet deposits. However, our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by money market rates and general economic conditions. In addition, our ability to internally fund any additional growth through lending will be impacted by our ability to maintain or generate deposits. In the event we increase interest rates further to retain deposits, earnings may be negatively affected.

Our loan acquisition strategy involves significant risks.

         In addition to originating loans, our lending activities have historically included identifying and purchasing at a discount loans which we believe to be undervalued. We have historically purchased loans either from institutions which were seeking to eliminate certain loans or categories of loans from their portfolios or in connection with the failure or consolidation of other financial institutions. While Management expects to increase the Bank's focus on traditional loan originations, management may make periodic loan acquisitions. Such loan acquisitions subject us to risks, including some risks not experienced by financial institutions engaged in more traditional lending activities. There can be no assurance that this component of our operations will continue to provide the same level of profitability we have experienced in the past. Our loan acquisition strategy is subject to the following risks:

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

         We also originate loans by purchasing participations in loans from other financial institutions. We consider such loan participations to be originations because we underwrite each participation as an origination and the participation is closed using our underwriting criteria. Although we have participated in loans with various other financial institutions, as of December 31, 2000, we had six loan participations with an aggregate principal balance of $8.7 million with affiliates of a local specialty finance and real estate company. In each of these six loan participations, our interest and rights to principal recovery are senior to the rights of the junior participant, are collateralized by assets of an affiliate of the specialty finance company and are serviced by the specialty finance company. The senior rights created under the participation agreements were significant considerations in our qualification of the loan. Although the finance company has agreed, in several (but not all) transactions, to cause the participated loans owned by its affiliates which may become non-performing to be substituted for performing underlying loans, we are subject to risk to the extent the finance company experiences financial difficulties and is unable to comply with its replacement obligations. Furthermore, to the extent the finance company experiences financial difficulties, our ability to receive principal and interest payments on a timely basis from the finance company, as servicer of the loans, could be temporarily interrupted.

Our yield on loans purchased at a discount is uncertain.

          At the time we purchase a pool of loans, the difference between the note amount and the purchase price is accounted for as a discount. The purchase price is based on our estimate of the value of the loan, including an estimate of future cash flows. In accordance with generally accepted accounting principles, to the extent we believe a purchased loan will be collected in full, the discount associated with such purchased loan will be recognized as an increase in the yield of the loan and will be included as interest income over the estimated life of the loan. To the extent that we believe full repayment of principal and interest is not reasonable and probable, the discount will be set up as a cash discount and will not be recognized as an increase in the yield of the loan until all principal and interest is received or a final resolution is determined. To the extent that cash flows from the purchased loans may be uncertain, recognition of this income will also be uncertain. The yield on our portfolio of loans which have been purchased at a discount is subject to significant inter-period variations due to the fact that the timing of actual repayments and prepayment of the loans my differ from the original assumptions. Such inter-period variations can also result from the reclassification of loans from performing to non-performing status.

We could sustain losses if our asset quality deteriorates.

         Our results of operations are significantly dependent on the quality of our assets, which is measured by the level of our non-performing assets. Non-performing assets consist of non-accrual loans, net of discount, loans which are 90 days or more overdue but still accruing interest and other real estate owned. At December 31, 2000, our non-performing assets, net of discount, amounted to $300,000 or .09% of total assets. Substantially, all of the $300,000 of non-performing assets, net of discount, consisted of purchased loans. Although we purchase loan pools at a discount to the face value of such loans, we face the risk that in the event one or more of such purchased loans becomes non-performing, the underlying discount may not be sufficient to cover our cost of acquiring, servicing and, if necessary, taking legal action, with respect to such loans. Although we have enhanced our policies and procedures relating to monitoring asset quality and we continue to devote a significant amount of time and resources to the identification, collection and work-out of non-performing assets, the real estate markets and the overall economy in the markets where we originate and purchase loans are likely to be significant determinants of the quality of our assets in future periods and, thus, our financial condition and results of operations.

         In addition, our investment portfolio exposes us to significant risks. Our investment portfolio consists primarily of trust preferred securities, corporate bonds and bonds issued by governmental agencies. The quality of our investment portfolio can be measured by the mix of investment grade and non-investment grade securities. As of December 31, 2000, we held $73.7 million of investment grade securities and $55.1 million of non-investment grade securities. Non-investment grade securities expose us to a higher degree of risk because of the higher risk of default and greater market price volatility associated with such securities. In addition we have a high concentration of investments in the banking industry. The value and performance of our investment portfolio is sensitive to economic downturns. Decreases in the market value or performance of our investment portfolio could adversely affect our financial condition or results of operations.

Increases in our reserve coverage for loan losses would adversely affect our results of operations.

         At December 31, 2000, our allowance for loan losses amounted to 1.15% of total loans, net of discount, and 803.85% of total non-performing loans, net of discount. In addition, the applicable purchase discount for an individual acquired loan may act as an additional reserve against loss for such loan to the extent that the collectability of such loan becomes questionable. Although we believe that we have established an adequate allowance for losses on our loan portfolio, including purchased loans, material future additions to the allowance for loan losses may be necessary due to changes in economic conditions, the performance of our loan portfolio and increases in both loan originations and purchases. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, periodically review our allowance for loan losses and could require increases in such allowance. Increases in the allowance for loan losses would adversely affect our results of operations.

Our commercial lending activity exposes us to credit risks.

         At December 31, 2000, a majority of our real estate loan portfolio consisted of loans secured by multi-family residential real estate and commercial real estate properties. In addition, as of December 31, 2000, we had an aggregate of $12.6 million of commercial business loans and we expect to increase our emphasis on commercial business lending in the future. We make commercial real estate and commercial business loans following analysis of credit risk, the value of the underlying collateral and other more intangible factors. This commercial lending activity exposes us to risks, particularly in the case of loans to small businesses and individuals. These risks include possible errors in our credit analysis, the uncertainty of the borrower's ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults. Commercial lending generally includes higher interest rates and shorter terms of repayment than non-commercial lending. Accordingly, we are subject to greater credit risk with our commercial lending. As of December 31, 2000, we had no non-performing commercial business loans and no non-performing loans secured by commercial real estate.

We need to raise additional capital to support our anticipated liquidity needs and capital adequacy requirements.

         We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We are required to increase our capital to acceptable regulatory levels and may need to raise additional capital in the future. While the Corporation has not completed its financial statements for the quarter ended March 31, 2001, the Corporation believes that it may fail to comply with the leverage ratio as of March 31, 2001. This may be accomplished through the sale of additional securities, including the issuance of additional shares of our common stock. Our shareholders do not have a specific right to purchase any new issue of shares of our common stock in order to maintain their proportionate ownership interests in us. Should we choose to raise capital through the sale of our common stock, such action could dilute the voting power of the outstanding shares and reduce the portion of any dividend and liquidation proceeds payable to the holders of our common stock.

We face strong competition.

         We face strong competition from more established banks and from non-bank financial institutions which are aggressively expanding into markets traditionally served by banks. Most of these competitors have facilities and financial resources greater than ours and have other competitive advantages over us. Among the advantages of these larger institutions are their ability to make larger loans, finance extensive advertising campaigns, conduct retail operations at a significant number of branches, and to allocate their investment assets to business lines of highest yield and demand.

         Our profitability in the past had been partially attributable to the identification and purchase of discounted loans and the origination of commercial loans. The primary factors in competing for loan pool acquisitions are knowledge of the availability of such loans, the ability to efficiently and accurately evaluate such loans and the ability to accurately price such loans. The primary factors in competing for commercial loans are interest rates, loan origination fees and the quality and range of lending services offered. We face strong competition in attracting and retaining deposits and in purchasing and originating loans. We can provide no assurance that we will maintain our competitive position in the future or that we will continue to operate profitably.

Our ability to meet our operating expenses, service our debt and pay dividends to shareholders is limited by substantial regulatory restrictions.

         As a holding company, we are dependent upon the Bank for cash to meet our operating expenses and service our debt. The ability of the Bank to pay dividends to the Company, and therefore our ability to meet operating expenses, service debt obligations and pay dividends to our stockholders, is limited by regulatory restrictions as well as by the Bank's ability under Pennsylvania law to pay dividends to us. We have never paid a cash dividend and we cannot pay cash dividends in the future without express regulatory approval.

We are vulnerable to unfavorable economic conditions.

         The performance of financial institutions is sensitive to general economic conditions. Unfavorable economic conditions at the local, national or international level may adversely affect our performance. For example, much of the United States experienced a significant economic decline in the late 1980's and early 1990's. This decline adversely affected the real estate market and the banking industry. As a result of this decline, loan repayment delinquencies increased and the value of properties underlying secured loans declined. Numerous bank failures resulted in the placement of many properties in the hands of a federal banking agency with the primary objective of prompt liquidation. Economic conditions are unpredictable and the potential for downturns is always present.

         Although we have historically focused on acquiring loans in the Mid-Atlantic region of the United States, we have acquired loans secured by real estate located in a number of other states including Minnesota, Florida and California and we may acquire loans throughout the nation. To the extent that these loans are secured by real estate outside the Mid-Atlantic region, such loans may present a greater risk of collectability than loans located in our historical primary market area. Thus, adverse economic conditions affecting any of these market areas could have a negative impact on our financial condition and results of operations.

We could be adversely affected by government regulation of the banking industry.

         Bank regulation. We are subject to a complex body of federal and state banking laws and regulations which are intended primarily for the protection of depositors. Governmental or regulatory authorities could revise existing regulations or adopt new regulations at any time. Certain revisions could subject us to more demanding regulatory compliance requirements and could thereby adversely affect our ability to conduct, or the cost of conducting, business. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationships of financial institutions are introduced regularly. We cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption will affect our business. Furthermore, given the rapid expansion of the electronic commerce market, many regulatory bodies are adopting measures to ensure that their regulations are keeping pace. For example, Congress has held hearings on whether to regulate the electronic commerce market, while numerous states are considering adopting their own laws to regulate Internet banking. Furthermore, Congress is considering proposing new laws relating to customer privacy. Moreover, the FDIC has proposed other guidelines governing Internet operations. These and any other proposed laws, rules and regulations could force us to comply with more complex and perhaps more burdensome regulatory requirements, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Some of our loans may be secured by property subject to environmental liabilities.

         In the course of our business, we may acquire properties through foreclosure. There is a risk that hazardous substances could be discovered on such properties. Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. There is a risk that we may be required to bear the cost of removing hazardous substances from any affected properties. The cost of such removal could exceed the value of the affected properties or the loans secured by the properties. In addition, we may not have adequate remedies against the prior owner or other responsible parties and may find it difficult or impossible to sell the affected properties.

Our security could be breached, which could damage our reputation and deter customers from using our Internet services.

         We must protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which would likely adversely affect our ability to retain or attract customers, could damage our reputation and could subject us to litigation. Although we intend to rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information and to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect customer transaction data. If any compromise of our security were to occur, it could have a material adverse effect on our Internet business, financial condition, results of operations and cash flows.

We outsource many essential services to third-party providers who may terminate their agreements with us, resulting in interruptions to our operations

         We receive essential technical and customer service support from third-party providers. We outsource Webhosting, check processing, check imaging, electronic bill payment, Internet processing, Internet software, statement rendering services and other additional services to third party vendors. If one or our third-party service providers terminates its agreement with us and we are unable to replace such provider with another service provider, our operations may be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation, to be filed with the Commission in connection with our 2001 Annual Meeting of Shareholders.

Item 10. Executive Compensation.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation, to be filed with the Commission in connection with our 2001 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation, to be filed with the Commission in connection with our 2001 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation, to be filed with the Commission in connection with our 2001 Annual Meeting of Shareholders.

Item 13. Exhibits, List and Reports on Form 8-K.

         (A) Exhibits

         The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B.)


Exhibit No.

3.1      Articles of Incorporation of USABancShares.com, as amended*
3.2      Bylaws of USABancShares*
4.1      Indenture of USABancShares.com relating to Junior Subordinated
         Debentures**
4.2      Form of Certificate of Exchange Junior Subordinated Debenture**
4.3      Form of Certificate of Original Junior Subordinated Debenture**
4.4      Certificate of Trust of USA Capital Trust I**
4.5      Amended and Restated Declaration of Trust of USA Capital Trust I**

4.6      Form of Common Security**
4.7      Form of Exchange Capital Security Certificate**
4.8      Form of Certificate of Original Capital Security**
4.9 Form of Exchange Guarantee of USABancShares.com relating to the Exchange Capital Securities**
10.1     Stock Option Plan, as amended and restated+
10.2     Employee Stock Purchase Plan*****
10.3     Employee Savings Plan*****
10.4     Employment Agreement between USABancShares.com and Craig J. Scher+
10.5     Employment Agreement between USABancShares.com and Kenneth L. Tepper+
10.5.1 Letter Agreement among the Corporation, the Bank and Kenneth L. Tepper regarding departure
10.6 Warrant Agreement between USABancShares.com and Sandler O'Neill & Partners, L.P. dated February 13, 1998**
10.7 Registration Rights Agreement between USABancShares.com and certain shareholders dated February 13, 1998**
10.8     Indenture of USABancShares relating to the Junior Subordinated
         Debentures****
10.9 Registration Rights Agreement among USABancShares.com, USA Capital Trust I and Sandler O'Neill & Partners, L.P. as representative of the investors****
10.10 Agreement by and between Earthlink Network, Inc., Earthlink Operations, Inc. and USABancShares.com effective as of July 21, 1999+
10.11 Agreement by and between USABancShares.com and Systemax, Inc. dated August 18, 1999+
10.12 Asset Contribution Agreement among USABancShares.com, USACapital, Inc., Bondsonline, Inc., David Landes and Bondsonline Group, Inc., dated as of May 25, 2000.++
11 Computation of Per Share Earnings (Included in Financial Statements on Page F-21)
21       Subsidiaries
23       Consent of Grant Thornton LLP

- ---------------
* Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, as amended, Registration No. 33-92506.

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

*** Incorporated by reference from USABancShares.com's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

**** Incorporated by reference from the Registration Statement on Form S-4 of USABancShares.com, Registration No. 333-78348.

***** Incorporated by reference from the Registration Statement on Form S-8 of USABancShares.com, Registration No. 333-841351.

+ Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, Registration No. 333-83041.

++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 7, 2000.

         (B) Reports on Form 8-K

         USABancShares.com, Inc.did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on April 2, 2001.

                              USABANCSHARES.COM, INC.


                              By: /s/ Craig J. Scher
                                 -------------------------------------------
                                 Craig J. Scher, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


                              By: /s/ Daniel J. Machon, Jr.
                                 -------------------------------------------
                                 Daniel J. Machon, Jr., Chief Financial Officer (Principal Accounting and Financial Officer)

         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




April 2, 2001                /s/ George M. Laughlin
                             ---------------------------------------------------
                             George M. Laughlin
                             Chairman of the Board

April 2, 2001                /s/ Clarence L. Rader
                             ---------------------------------------------------
                             Clarence L. Rader
                             Director

April 2, 2001               /s/ Craig J. Scher
                             ---------------------------------------------------
                             Craig J. Scher
                             Director

April 2, 2001                Carol J. Kauffman
                             ---------------------------------------------------
                             Carol J. Kauffman
                             Director

April 2, 2001                /s/ Wayne O. Leevy
                             ---------------------------------------------------
                             Wayne O. Leevy
                             Director

April 2, 2001                /s/ George Beach
                             ---------------------------------------------------
                             George Beach
                             Director

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

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


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ....................    F-3

FINANCIAL STATEMENTS


         CONSOLIDATED BALANCE SHEETS ...................................   F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS .........................   F-5

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
         EQUITY AND COMPREHENSIVE LOSS .................................   F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS .........................   F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
USABancShares.com, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of USABancShares.com, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USABancShares.com, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 31, 2001

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                                     December 31,              December 31,
                                                                                         2000                      1999
                                                                                ----------------------   -----------------------
ASSETS
Cash and due from banks                                                                     $   1,857                 $   3,813
Interest-bearing deposits with banks                                                           10,308                       821
Securities available-for-sale                                                                  45,919                    37,478
Securities held-to-maturity (fair value: 2000 - $75,719;
  1999 - $55,595)                                                                              81,447                    60,337
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                               4,011                     4,011
Loans receivable, net                                                                         179,165                   197,623
Premises and equipment, net                                                                     2,970                     2,851
Accrued interest receivable                                                                     3,427                     2,906
Real estate held for investment                                                                 2,174                        40
Other real estate owned                                                                            40                         -
Goodwill, net                                                                                      46                        70
Deferred income taxes                                                                           1,275                     1,475
Bank owned life insurance                                                                           -                     5,149
Other assets                                                                                    3,812                     6,801
                                                                                            ---------                 ---------

    Total assets                                                                            $ 336,451                 $ 323,335
                                                                                            =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                                  $   5,893                 $   5,168
    NOW                                                                                        39,202                     4,692
    Money Market                                                                                  360                       973
    Savings and Passbook                                                                       22,852                    19,271
    Time                                                                                      213,625                   224,934
                                                                                            ---------                 ---------
     Total deposits                                                                           281,932                   255,038
Borrowed funds:
    Short term borrowings                                                                       2,600                         -
    Long term borrowings                                                                       30,000                    35,000
    Guaranteed preferred beneficial interests in subordinated debt                             10,000                    10,000
Accrued interest payable                                                                        2,208                     4,132
Accrued expenses and other liabilities                                                          1,061                     1,237
                                                                                            ---------                 ---------
    Total liabilities                                                                         327,833                   305,407

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                               -                         -
Common stock, $1.00 par value; 25,000,000 authorized shares;
    5,507,974 shares issued and outstanding in 2000; 5,423,784 shares issued and outstanding in 1999; and 216,460 and 216,460 shares of converted and unissued Class B common stock in 2000 and 1999, respectively actual 5,724,434 shares issued and outstanding in 2000, as adjusted
    actual 5,640,244 shares issued and outstanding in 1999, as adjusted                         5,724                     5,640
Treasury stock, at cost, 334,514 shares                                                         (597)                        -
Additional paid-in capital                                                                     15,957                    15,368
Accumulated deficit                                                                           (11,043)                   (1,378)
Accumulated other comprehensive loss - unrealized
    depreciation on securities available-for-sale                                              (1,391)                   (1,702)
                                                                                            ---------                 ---------

    Total stockholders' equity                                                                  8,650                    17,928
                                                                                            ---------                 ---------

        Total liabilities and stockholders' equity                                          $ 336,451                 $ 323,335
                                                                                            =========                 =========

The accompanying notes are an integral part of these consolidated financial statements.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in Thousands, except per share data)

                                                                  Year ended December 31,
                                                            ------------------------------------
                                                                  2000               1999
                                                            -----------------  -----------------
Interest income:
    Loans                                                           $ 19,488           $ 14,609
    Investment securities                                              9,501              6,934
    Interest-bearing deposits and other                                1,476                327
                                                                    --------           --------
        Total interest income                                         30,465             21,870

Interest expense:
    Deposits                                                          16,959             10,671
    Borrowed funds                                                     3,085              2,439
                                                                    --------           --------
        Total interest expense                                        20,044             13,110
                                                                    --------           --------
Net interest income                                                   10,421              8,760
Provision for loan losses                                                  -              1,175
                                                                    --------           --------
Net interest income after provision for loan losses                   10,421              7,585

Non-interest income:
    Service fee income                                                   951                183
    (Loss) gain on sales of investment securities                       (312)                31
    Gain on sales of loans receivable                                      -              1,402
    Gain on sale of other real estate                                      -                 64
    Brokerage operations loss                                           (380)              (257)
    Other                                                                411                344
                                                                    --------           --------
        Total non-interest income                                        670              1,767

Non-interest expense:
    Salaries and employee benefits                                     5,067              3,640
    Net occupancy expense                                              1,052                787
    Professional fees                                                  1,291                860
    Office expenses                                                      575                406
    Data processing fees                                               1,709                611
    Advertising expense                                                1,466              3,764
    Online partnerships                                                5,654                 68
    Insurance expense                                                    156                111
    Travel expense                                                       489                366
    Check printing expense                                               324                 31
    Loan servicing expense                                                65                114
    Internet content expense                                             420                237
    Other operating expenses                                           2,488              1,435
                                                                    --------           --------
        Total non-interest expense                                    20,756             12,430
                                                                    --------           --------

Loss before income tax expense (benefit)                              (9,665)            (3,078)
Income tax expense (benefit)                                               -               (588)
                                                                    --------           --------
Net loss                                                            $ (9,665)          $ (2,490)
                                                                    ========           ========

Loss per share - basic (1)                                          $  (1.70)          $  (0.54)
                                                                    ========           ========

Loss per share - diluted (1)                                        $  (1.70)          $  (0.54)
                                                                    ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

(1) All per share data has been adjusted to reflect all stock dividends and stock splits.

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
            Consolidated Statement Of Changes In Stockholders' Equity
                             And Comprehensive Loss
                                 (in Thousands)

                                                                                         Accumulated
                                                        Additional                           other         Total
                               Common     Treasury       paid-in        Accumulated      comprehensive stockholders'   Comprehensive
                               Stock      Stock          capital     earnings (deficit)  income (loss)     equity           loss
                               -------    --------      ----------   -----------------   ------------- -------------   -------------
Balance, December 31, 1998     $2,116      $ -           $10,683         $  1,112             $(314)      $13,597

Net loss                            -        -                 -           (2,490)                -        (2,490)         $(2,490)

Other comprehensive loss,
  net of reclassification
  adjustments and taxes             -        -                 -                -            (1,388)       (1,388)          (1,388)
                                                                                                                           -------

Total comprehensive
  loss                                                                                                                     $(3,878)
                                                                                                                           =======

Secondary offering              1,400        -             6,675                -                 -         8,075

Warrants                            -        -               109                -                 -           109

Exercise of stock options           9        -                16                -                 -            25

100% stock dividend             2,115        -            (2,115)               -                 -             -
                               ------    -----           -------         --------           -------       -------

Balance, December 31, 1999     $5,640      $ -           $15,368         $ (1,378)          $(1,702)      $17,928

Net loss                            -        -                 -           (9,665)                -        (9,665)         $(9,665)

Other comprehensive gain,
  net of reclassification
  adjustments and taxes             -        -                 -                -               311           311              311
                                                                                                                           -------

Total comprehensive
  loss                                                                                                                     $(9,354)
                                                                                                                           =======

Treasury stock                      -     (597)                -                -                 -          (597)

Warrants                            -        -               248                -                 -           248

Exercise of stock options          84        -               341                -                 -           425
                               ------    -----           -------         --------           -------       -------

Balance, December 31, 2000     $5,724    $(597)          $15,957         $(11,043)          $(1,391)      $ 8,650
                               ======    =====           =======         ========           =======       =======



The accompanying notes are an integral part of these consolidated financial statements.



                                   (Continued)

                  USABANCSHARES.COM, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                             (in Thousands)

                                                                                     Year ended December 31,
                                                                         -----------------------------------------------
                                                                                  2000                    1999
                                                                         -----------------------  ----------------------
Cash flows from operating activities:
   Net loss                                                                            $ (9,665)               $ (2,490)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for possible loan losses                                                         -                   1,175
   Depreciation and amortization                                                            564                     418
   Decrease (increase) of goodwill                                                           24                      (1)
   Net accretion of discounts on purchased loan portfolios                               (1,636)                   (952)
   Net accretion/amortization of securities discount/premiums                              (551)                   (155)
   Net amortization of warrants                                                             248                       -
   Net losses (gains) on sale of securities                                                 312                     (31)
   Net gains on sale of loan assets                                                           -                  (1,402)
   Net gains on sale of real estate owned                                                     -                     (64)
   Net (increase) decrease in deferred fees                                                 (27)                    266
   Increase in accrued interest receivable                                                 (521)                 (1,273)
   Decrease (increase) in deferred income taxes                                             200                    (902)
   Decrease (increase) in bank owned life insurance                                           -                    (149)
   Increase  in other assets                                                              3,000                  (4,905)
   (Decrease) increase in accrued interest payable                                       (1,924)                  3,733
   Increase in accrued expenses and other liabilities                                      (176)                    (31)
                                                                                       --------                 -------
     Net cash used in operating activities                                              (10,152)                 (6,763)
                                                                                       --------                 -------
Cash flows from investing activities:
   Investment securities available-for-sale:
        Purchases                                                                       (24,333)                (47,484)
        Sales                                                                            14,418                   2,688
        Maturities and principal repayments                                               1,939                   2,307
   Investment securities held-to-maturity:
        Purchases                                                                       (76,021)                (23,262)
        Sales                                                                             1,000                   1,200
        Maturities and principal repayments                                              53,960                  10,880
   Purchases of FHLB Stock                                                                   -                    (488)
   Sale (purchase) of bank owned life insurance                                           5,149                 (5,000)
   (Increase) decrease in interest bearing deposits with banks                           (9,487)                  6,885
   Principal payments on loans                                                           37,305                  63,424
   Originations of loans                                                                (27,591)               (164,291)
   Sale/participation of loans                                                           10,432                   5,382
   Increases in real estate held for investment                                          (2,174)                     -
   (Increase) decrease in other real estate owned                                           (40)                     66
   Purchases of premises and equipment                                                     (683)                 (1,512)
                                                                                       --------                 -------
     Net cash used in investing activities                                              (16,126)               (149,205)
                                                                                       --------                 -------
Cash flows from financing activities:
   Net increase in deposits                                                              26,894                 140,651
   Increase (decrease) in short-term borrowings                                           2,600                    (305)
   Common equity offering proceeds, net                                                       -                   8,075
   Decrease in long-term borrowings                                                      (5,000)                      -
   Exercise of stock options                                                                425                      25
   Increase in treasury stock                                                              (597)                      -
   Proceeds from issuance of trust preferred securities                                       -                  10,000
                                                                                       --------                 -------
     Net cash provided by financing activities                                           24,322                 158,446
                                                                                       --------                 -------
   Net increase in cash and cash equivalents                                             (1,956)                  2,478

   Cash and cash equivalents, beginning of period                                         3,813                   1,335
                                                                                       --------                 -------
   Cash and cash equivalents, end of period                                            $  1,857                 $ 3,813
                                                                                       ========                 =======
   Supplemental disclosure of cash flow information
   Cash paid during the year for
     Interest                                                                          $ 21,968                 $ 9,377
                                                                                       ========                 =======
     Income taxes                                                                      $      -                 $   444
                                                                                       ========                 =======


The accompanying notes are an integral part of these consolidated financial statements.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

NOTE A - Significant Fourth Quarter Adjustments

    Throughout the year vBank (the "Bank") entered into various contracts with a number of strategic partners to provide on-line related services. In light of the market climate the Bank began to renegotiate these contracts during the year. Due to the renegotiations of these contracts the Bank took a $2.5 million charge to earnings in the fourth quarter 2000. Also, during the year the Bank established a tax benefit of $588,000 which was based on expected future earnings, however because of certain events the Bank has removed the tax benefit during the fourth quarter of 2000.

NOTE B - ORGANIZATION

    USABancShares.com, Inc. (the "Company") is a registered bank holding company and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. USABancShares.com through its subsidiaries, vBank, USACredit, Inc. ("USACredit") USARealEstate, Inc., and USA Capital Trust I (the "Trust") provides a full range of banking and non-depository services through the Internet on a national basis, and retail channels to the Philadelphia market area.

    USABancShares.com was organized in November 1995 to facilitate the acquisition of People's Thrift Savings Bank, which changed its name to vBank in July 1999.

    vBank is a Pennsylvania chartered stock savings institution which acquires deposits and provides loans primarily to commercial businesses or for commercial properties. vBank competes with other financial service providers, commercial banks, brokerage firms, insurance companies, savings banks, and credit unions for such products and services.

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

    USACapital Inc. on May 25, 2000 entered into, and closed under, an Asset Contribution Agreement. Under the Agreement USAB contributed all of the issued and outstanding capital stock of USACapital, Inc. to Bondsonline, Inc. in exchange for 49% of the issued and outstanding capital stock of Bondsonline, Inc. Up to the time of the Agreement USACapital Inc. recorded a loss of $380,000. From the time of the Agreement to December 31, 2000 USAB recorded a loss of $340,000.

    Based upon the results of an examination conducted by the Federal Deposit Insurance Corporation (FDIC), the Bank was issued a Memorandum of Understanding (Memorandum). Provisions of this Memorandum require the Bank to, among other things, adhere to the following: (1) adopt and implement a comprehensive three-year strategic plan; (2) adopt and implement a formal written capital plan; (3) systematically reduce our levels of "sub-investment quality securities" as defined in the Memorandum; (4) develop a formal written earnings plan; (5) adopt and implement a systematic plan to reduce the Bank's "non-core funding dependence ratio" as defined in the Memorandum; (6) adopt and implement formal internal review procedures for all electronic banking activities. The Bank has maintained constant contact with the FDIC and has notified them of the progress in adhering to all compliance items of the Memorandum.

    In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, USABancShares.com entered into the Written Agreement with the Federal Reserve Bank. The Written Agreement provides restrictions on the declaration or payment of cash or stock dividends, incurring of new debt, redemption or purchase of any of our own securities, management's capital raising efforts and any actions taken to control asset growth of the consolidated organization and restore it to profitability. USABancshares.com management has begun to address all matters outlined in the Agreement and expects to be in full compliance with its terms and conditions within the required timelines. Failure to comply could result in additional regulatory supervision and/or actions.

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1. Basis of Financial Statement Presentation

    The accounting and reporting policies of USABancShares.com and its subsidiaries conform with generally accepted accounting principles and predominant practices within the banking industry. All significant inter-company balances and transactions have been eliminated.

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

    The principal estimate particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

    Statement of Financial Accounting Standards ("SFAS") No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of a segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

    The Company adopted Statement of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about USABancShares.com and its subsidiaries' operating segments. Management has determined USABancShares.com operates in two business segments, namely, Internet banking and community banking.

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

    Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between a security's amortized cost and fair value is charged/credited directly to shareholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of securities are recognized in the consolidated statements of operations upon sale. USABancShares.com had no securities held for trading purposes at December 31, 2000 and 1999.

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" as amended in June, 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No, 133," and in June 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation.

    On April 1, 1999, USABancShares.com adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, Based on USABancShares.com's minimal use of derivatives at the current time, the adoption of SFAS No. 133, as amended by SFAS No. 137, and SFAS No. 138, had no impact on the financial position or results of operations of USABancShares.com. Coinciding with the adoption of this standard, USABancShares.com transferred $33,400,000 of investment securities from available for sale to held to maturity. An unrealized loss of $817,000 associated with the transferred securities is being accreted back into the carrying value of the securities over the estimated remaining life of the securities. $44,000 was accreted during 2000, since the transfers has occured $70,000 has been accreted.

    Statements of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("FAS 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and opinion contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Corporation did not hold any derivative financial instruments as defined by SFAS 119 at December 31, 2000 or 1999.

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


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    The Financial Accounting Standards Board adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

    5. Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Building and leasehold improvements are amortized over the term of the leases or estimated useful lives, whichever is shorter. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets.

    6. Computer Software

    SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The Company capitalized approximately $1.0 million of computer software during 2000, which has been depreciated by $207,000 during 2000.

    7. Goodwill

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

    8. Other Real Estate

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

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    9. Income Taxes

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

   10. Per Share Amounts

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

   11.   Stock Repurchase

         During the year 2000, the Bank began to purchase shares of the Corporation's common stock for the benefit of some of the Corporation's employee benefit plans. As of March 30, 2001, the Bank had purchased an aggregate of approximately 670,000 shares of the Corporation's common stock. The Bank has recorded the stock as an asset. The stock is accounted for as treasury stock by the Company, and is reclassified in the consolidated financial statements.

   12. Comprehensive Income

         USABancShares.com follows the provisions of SFAS No. 130, Reporting Comprehensive Income. This standard establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The income tax effects allocated to comprehensive income (loss) is as follows, for the year indicated:

(in Thousands)


                                                               December 31, 2000                         December 31, 1999
                                                  ----------------------------------------     -------------------------------------

                                                     Before tax       Tax         Net of       Before tax       Tax         Net of
                                                       amount       benefit     tax amount       amount       benefit     tax amount
                                                  -------------- ------------- ------------    -----------  -----------   ----------
Unrealized holding gains (losses)
     arising during period                             $   822       $  320       $  502        $(2,244)       $875        $(1,369)
Less reclassification adjustment for (losses)
     gains realized in net income                         (312)         121         (191)            31         (12)            19
                                                       -------       ------       ------        -------        ----        -------
Other comprehensive income (loss), net                 $   510       $  199       $  311        $(2,275)       $887        $(1,388)
                                                       =======       ======       ======        =======        ====        =======


    13.  Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand and amounts due from banks.

    14.  Advertising Costs

         USABancShares.com expenses advertising costs as incurred.

    15.  Restrictions on Cash and Due from Banks

         As of December 31, 2000, USABancShares.com did not maintain reserves (in the form of deposits with the Federal Home Loan Bank ("FHLB")).

    16.  Bank Owned Life Insurance

         During 1999, the Company entered into an investment of bank owned life insurance ("BOLI"). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Bank, was profitable to the Company. This profitability is used to offset a portion of future benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. In 2000 the Company surrendered its BOLI, the Company incurred no surrender fees or any other charges on this transaction.

    17. Contingencies

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations. On March 29, 2001, an arbitrator from the American Arbitration Association awarded $648,000 to a former employee of the Corporation in connection with such former employee's claim for certain commissions under his employment agreement with the Corporation. The Corporation is currently reviewing the award.



    18. Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.





                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE D - PRIVATE PLACEMENT

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

NOTE E - TRUST PREFERRED

         On March 9, 1999, USABancShares.com issued $10,000,000 principal amount of 9.50% junior subordinated deferrable interest debentures due March 5, 2029 (the "debentures") to USA Capital Trust I (the "Trust"), a Delaware business trust, in which USABancShares.com owns all the common equity. The debentures are the sole asset of the Trust. The Trust issued $10,000,000 of Trust preferred securities to investors. USABancShares.com's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by USABancShares.com of the Trust's obligations under the Trust preferred securities. Although the subordinated debentures will be treated as debt of USABancShares.com, they currently qualify for Tier 1 capital treatment, subject to certain limitations. The Trust preferred securities are callable by USABancShares.com on or after March 15, 2009, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. The Trust preferred securities must be redeemed upon maturity of the debentures in 2029.

NOTE F - SECONDARY OFFERING

         On September 30, 1999, USABancShares.com issued 1,400,000 common shares in a secondary public offering. USABancShares.com issued these share at $6.75, with net proceeds of $8.1 million, subsequent to offering costs of $1.4 million.











                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE G - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses and fair market value of USABancShares.com's investment securities available-for-sale and held-to-maturity are as follows:

  (in Thousands)

                                                            December 31, 2000
                                     ------------------------------------------------------------------
                                                           Gross           Gross         Approximate
                                       Amortized        Unrealized      Unrealized           Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------   ---------------
Available-for-Sale
U.S. Government and agency
         securities                        $ 14,058            $   -         $   (71)         $ 13,987
Mortgage-backed securities                   11,052               30            (141)           10,941
Corporate securities                         12,168               42            (595)           11,615
Trust preferred securities                    9,355               13            (810)            8,558
Other securities                                815                3               -               818
                                           --------            -----         -------          --------

Total Available-for-Sale                   $ 47,448            $  88         $(1,617)         $ 45,919
                                           ========            =====         =======          ========

Held-to-Maturity
U.S. Government and agency
         securities                        $ 23,898            $  70           $ (42)         $ 23,926
Mortgage-backed securities                   11,004              134            (142)           10,996
Corporate obligations                        15,408               37          (2,420)           13,025
Trust preferred securities                   28,709               12          (4,141)           24,580
Municipal securities                          3,175               20              (3)            3,192
                                           --------            -----         -------          --------

Total Held-to-Maturity                     $ 82,194            $ 273         $(6,748)         $ 75,719
                                           ========            =====         =======          ========


(in Thousands)

                                                              December 31, 1999
                                     ------------------------------------------------------------------
                                                           Gross           Gross         Approximate
                                       Amortized        Unrealized      Unrealized           Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------   ---------------
Available-for-Sale
U.S. Government and agency
         securities                         $ 1,399            $   -         $   (51)         $  1,348
Mortgage-backed securities                    9,101                -            (457)            8,644
Corporate securities                         19,326                6            (311)           19,021
Trust preferred securities                    7,588                -            (608)            6,980
Other securities                              2,058                2            (575)            1,485
                                           --------            -----         -------          --------

Total Available-for-Sale                   $ 39,472            $   8         $(2,002)         $ 37,478
                                          =========            =====         =======          ========

Held-to-Maturity
U.S. Government and agency
         securities                        $  5,694            $   -         $  (262)          $ 5,432
Mortgage-backed securities                    6,514                8            (152)            6,370
Municipal securities                         16,079                -          (1,355)           14,724
Trust preferred securities                   29,676              139          (3,595)           26,220
Other securities                              3,170                -            (321)            2,849
                                           --------            -----         -------          --------

Total Held-to-Maturity                     $ 61,133            $ 147         $(5,685)         $ 55,595
                                          =========            =====         =======          ========


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE G - INVESTMENT SECURITIES - Continued

    The amortized cost and fair market value of investment securities, by contractual maturity, as of December 31, 2000, are shown below.

(in Thousands)                                         Available-for-Sale                               Held-to-Maturity
                                          ---------------------------------------------  ------------------------------------------
                                                                           Weighted                                        Weighted
                                           Amortized      Approximate       Average        Amortized      Approximate       Average
                                             Cost         Fair Value        Yield            Cost         Fair Value        Yield
                                          -----------    -------------     -----------     ----------     -----------      --------
Due within one year                           $12,498          $12,403           5.35%       $ 11,293        $11,249         6.06%
Due after one year through five years           3,543            3,304           8.41           9,255          8,210        11.04
Due after five years through ten years          5,026            4,758           8.20           9,050          7,894         8.70
Due after ten years                            14,514           13,695           8.75          41,592         37,370         8.52
Mortgage-backed securities                     11,052           10,941           6.88          11,004         10,996         7.49
Equity Securities                                 815              818             -               -               -           -
                                              -------          -------                       --------        -------
                                              $47,448          $45,919                       $ 82,194        $75,719
                                              =======          =======                       ========        =======

    Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In 2000 and 1999, USABancShares.com sold securities which were classified as held-to-maturity due to unforeseen circumstances that could not have been anticipated.

    Proceeds on the sale of investment securities classified as held-to-maturity were $1.0 million in 2000 and $1.2 million in 1999. Proceeds on the sale of investment securities classified as available-for-sale were $14.4 million in 2000 and $2.7 million in 1999. Gross gains of $99,000 and gross losses of $411,000 were realized on 2000 sales. Gross gains of $76,000 and gross losses of $45,000 were realized on 1999 sales.

NOTE H - LOANS RECEIVABLE

    Loans outstanding by classification are as follows:

                                                              December 31,                     December 31,
                                                    -------------------------------   -------------------------------
(in Thousands)                                           2000                 %            1999                %
                                                    -------------------------------   -------------------------------

Real Estate
  1 - 4 family residential properties                    $  12,900             7.1%       $  31,729             15.9%
  Commercial real estate                                   135,152            74.4          143,428             71.7
  Multifamily residential properties                         9,952             5.5            7,726              3.9
Construction                                                 8,821             4.9            9,467              4.7
Commercial and industrial                                   12,645             7.0            4,688              2.3
Consumer                                                     2,025             1.1            2,967              1.5
                                                         ---------           -----        ---------            -----

    Total loans, net of discount                         $ 181,495           100.0%       $ 200,005            100.0%
                                                         =========          ======        =========            =====

    Deferred loan fees                                        (240)                            (267)
    Allowance for loan losses                               (2,090)                          (2,115)
                                                         ---------                        ---------

    Net loans                                            $ 179,165                        $ 197,623
                                                        ==========                        =========


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE H - LOANS RECEIVABLE - Continued

    At December 31, 2000 and 1999, loans outstanding to certain officers and directors of vBank and their affiliated interests amounted to $2.0 million and $4.9 million, respectively. An analysis of activity in loans to related parties at December 31, 2000 and 1999, resulted in new loans of $1.7 million and $2.8 million respectively, and reductions of $4.6 million and $400,000 respectively, representing payments.

    An analysis of the allowance for possible loan losses is as follows:



(in Thousands)
                                         Twelve months          Twelve months
                                      ended December 31,      ended December 31,
                                             2000                    1999
                                      ------------------     -------------------
Balance at beginning of period                $ 2,115                $ 1,051
   Provision for loan losses                        -                  1,175
   Charge-offs                                    (26)                  (141)
   Recoveries                                       1                     30
                                              -------                -------
Balance at end of period                      $ 2,090                $ 2,115
                                              =======                =======


    Included in loans receivable are non-accrual loans of $260,000 and $1.3 million at December 31, 2000 and 1999, respectively. Interest income that would have been recorded in the financial statements had the non-accrual loans been performing in accordance with their terms would have been $9,000 and $91,000 in 2000 and 1999, respectively.

NOTE I - PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:


                                                                                              At December 31,
                                                                                         -------------------------
(in Thousands)                                                   useful lives                2000           1999
                                                               -----------------         ----------      ---------
Building                                                             31.5 years            $  754           $  754
Premises and improvements                                         5 to 20 years             1,262            1,246
Furniture and equipment                                            5 to 7 years             2,052            1,504
                                                                                           ------           ------
                                                                                            4,068            3,504

   Less accumulated depreciation and amortization                                          (1,098)            (653)
                                                                                           ------           ------

                                                                                          $ 2,970          $ 2,851
                                                                                          =======          =======



     Depreciation and amortization charged to operations was $564,000 and $418,000 for the years ended December 31, 2000 and 1999, respectively. In February 2000 the Bank purchased a building for $1.6 million to be used as an administrative/servicing facility. Due to our focus shifting to community banking the Bank has decided to place this building as real estate held for investment.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE J - DEPOSITS

    The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $101.5 million and $149.4 million at December 31, 2000 and 1999, respectively.

    At December 31, 2000, the schedule of maturities of certificates of deposit is as follows:

                                   (in thousands)
                               2001    $ 94,201
                               2002      39,135
                               2003      34,966
                               2004      11,853
                               2005      32,970
                         Thereafter         500
                                      ---------
                                      $ 213,625
                                      =========

NOTE K - BORROWINGS

    At December 31, 2000, vBank had four callable fixed-rate advances outstanding with the FHLB. The callable advances mature within four to ten years with call options ranging from 12 months to 51 months. The interest rates on the callable advances range from 4.84% to 6.67% with a weighted average interest rate of 6.07% at December 31, 2000.

    The following table sets forth certain information regarding vBank's FHLB advances, at or for the period ended December 31:

                                                           2000         1999
                                                           ----         ----
    (in thousands)

    Balance outstanding, December 31                     $30,000      $35,000
    Average balance outstanding during year               32,750       32,018
    Weighted average interest rate for the period          5.96%        5.31%
    Maximum outstanding balance at any month end          43,000       35,000

    vBank had approximately $45.1 million in borrowing capacity under a collateralized line of credit with the FHLB, of which $30.0 million had been drawn at December 31, 2000. In March 2000, the Corporation obtained a $2.6 million loan from a local financial institution. This loan has a floating rate based on Wall Street Journal Prime.

NOTE L - STOCKHOLDERS' EQUITY

   In connection with the formation of USABancShares.com, the former President &

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE L - STOCKHOLDERS' EQUITY - Continued

      CEO, purchased 10,000 shares, par value $.01, of Class B Common Stock for $500. These shares mandatorily convert into ten percent of the then issued shares of Common Stock on January 1, 2001. As a result of the mandatory conversion provision, the Class B Common Stock is deemed converted for financial statement purposes.

      On August 17, 1998, USABancShares.com paid a 33% stock dividend on its common stock to stockholders of record as of August 3, 1998.

      On June 15, 1999, USABancShares.com paid a 100% stock dividend on its common stock to stockholders of record as of June 1, 1999.

NOTE M - EMPLOYEE BENEFIT PLANS

      On October 1, 1999, USABancShares.com began a defined contribution 401(k) plan (the "Plan") covering eligible employees. Participants may contribute up to 15% of their salary to a maximum of $10,500. USABancShares.com will match fifty percent of contributions up to six percent of eligible compensation per year. Contributions for the year ended December 31, 2000 were $147,000. USABancShares.com's previous 401(k) plan was terminated in January 1999, and all funds were distributed to employees.

      The Company established an Employee Stock Purchase Plan ("ESPP"), to allow eligible employees to periodically acquire shares of USAB common stock through payroll deductions. For the year ended December 31, 2000 a total of 11,264 shares were purchased by the employees.

NOTE N - INCOME TAXES

    The components of income tax (benefit) are as follows:



                                                    At December 31,
                                               -----------------------
(in Thousands)                                 2000            1999
                                               ----            ----

Federal
     Current                                 $    -           $(582)
     Deferred                                     -              (6)
     Benefit applied to reduce goodwill           -               -
                                             ------           -----
                                                  -            (588)
State
     Current                                      -               -
     Benefit applied to reduce goodwill           -               -
                                             ------           -----
                                                  -               -
                                             ------          ------

Income tax (benefit)                         $    -          $(588)
                                             ======          ======

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE N - INCOME TAXES - Continued

    The reconciliation of the tax computed at the statutory federal rate was as follows:


                                                            At December 31,
                                                        ------------------------
(in Thousands)                                           1999            1999
                                                         ----            ----

Tax benefit at statutory rate                          $(3,297)        $ (1,098)
Decrease in taxes resulting from tax-exempt
   income                                                  (46)            (111)
Nondeductible expenses, including goodwill and
   meals and entertainment                                  33               21
Increase in valuation allowance                          3,140              493
Other, net                                                 170              107
                                                       -------        ---------
Income tax benefit                                     $    -         $   (588)
                                                       =======        =========

    Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of USABancShares.com's assets and liabilities. Cumulative temporary differences are as follows at December 31,:


(in Thousands)                                               2000          1999
                                                           ------          ----

Deferred tax assets
   Allowance for possible loan losses                      $  662       $   664
   Deferred compensation                                       18            21
   Unrealized losses on securities available-for-sale         889         1,088
   Federal net operating losses                             3,035             -
   State net operating losses                                  66           170
   Accrued expenses                                           187             -
   Valuation allowance                                     (3,633)         (493)
   Other                                                       51            25
                                                           ------       -------

Net deferred tax asset                                     $1,275       $ 1,475
                                                           ======       =======

    A valuation allowance has been recorded for deferred tax assets that USABancShares.com believes will more likely than not expire before the benefit can be realized. The Company has Federal net operating losses that will expire in 2020 and state net operating losses that will begin to expire in 2008.
                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE O - EARNINGS PER SHARE

    The following table illustrates the reconciliation of the basic and diluted EPS computations.



                                                         Year ended December 31,
                                                           ---------------------
(in Thousands, except per share data)
                                                             2000          1999
                                                             ----          ----
Basic EPS Computation:
    Numerator - Net loss                                   $ (9,665)   $ (2,490)
    Denominator - Weighted average shares outstanding         5,677       4,591
                                                           --------    --------
Basic loss per share (1)                                   $  (1.70)   $  (0.54)
                                                           ========    ========

Diluted EPS Computation:
    Numerator - Net loss                                   $ (9,665)   $ (2,490)
    Denominator - Weighted average shares outstanding         5,677       4,591
    Effect of dilutive securities                                 -           -
                                                           --------    --------
Diluted loss per share (1)                                 $  (1.70)   $  (0.54)
                                                           ========    ========

(1) All per share data has been adjusted to reflect all stock dividends and stock splits.

      For the years ended December 31, 2000 and 1999 no options or warrants to purchase common stock were included in the computation of diluted EPS due to USABancShares.com generating a loss.

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK

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


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK - Continued

    Unless noted otherwise, vBank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                           At December 31,
                                                                                           ---------------
                                                                                       2000              1999
                                                                                       ----              ----
     (in Thousands)
       Financial instruments whose contract amounts represent credit risk
       Commitments to extend credit                                                   $6,372           $4,333
       Standby letters of credit and financial guarantees written                        504              404

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. vBank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by vBank upon extension of credit, is based on management's credit evaluation and approval by the loan committee or the full board of directors.

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

NOTE Q - COMMITMENTS AND CONTINGENCIES

    1. Leases

    USABancShares.com has entered into operating lease arrangements for branch facilities. USABancShares.com is responsible for pro-rata operating expense escalations.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE Q - COMMITMENTS AND CONTINGENCIES - Continued

    As of December 31, 2000, future approximate minimum rental payments are as follows, (in Thousands):

       2001                                                       $132
       2002                                                        139
       2003                                                        143
       2004                                                        145
       2005                                                        145
       Thereafter                                                  285
                                                                ------

                                                                $  989
                                                                ======

    The above amount represents minimum rentals not adjusted for possible future increases due to escalation provisions and assumes that all option periods will be exercised by vBank or USABancShares.com. Rent expense for the years ended December 31, 2000 and 1999, amounted to $190,000 and $109,000, respectively.

    2. Employee Agreements

    USABancShares.com has an employment agreements with our executives that provides severance pay benefits if there is a change in control of USABancShares.com. The agreements will continue in effect on a year-to-year basis until terminated or not renewed by USABancShares.com. Upon a change in control, vBank and USABancShares.com shall continue to pay the key executives' salary per the agreements and certain benefits for the agreed upon time periods. The maximum contingent liability under the agreements at December 31, 2001 was approximately $280,000.

    In connection with the private placement offering USABancShares.com and the former President and Chief Executive Officer have entered into an agreement whereby USABancShares.com has the option to pay $150,000 per year for each of the three years beginning in 1998 in exchange for the President agreeing to waive any future exercise of the non-dilutive feature of the Class B common stock. If USABancShares.com does not make the optional payment on January 2nd of each year, the President will be entitled to implement the anti-dilutive feature for 10% of any shares of common stock issued during the year of non-payment. USABancShares.com has paid Mr. Tepper $150,000 in 1998, 1999 and 2000.

    On February 23, 2001, the Corporation and the Bank entered into an agreement with Kenneth Tepper, the Corporation's Chief Executive Officer, pursuant to which Mr. Tepper resigned from his positions as Chief Executive Officer and member of the boards of directors of the Corporation and the Bank. The agreement has been filed as an exhibit to this Form 10-KSB. Mr. Tepper received a lump-sum payment in connection with his resignation. Craig J. Scher, the President of the Bank, was appointed by the boards of directors of the Corporation and the Bank to the additional position of Chief Executive Officer, effective as of such date, subject to the receipt of requisite regulatory approvals.


NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    USABancShares.com, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is USABancShares.com's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, USABancShares.com had to use significant estimations and present value calculations to prepare this disclosure.

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

    Estimated fair values have been determined by USABancShares.com using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used and recorded book balances at December 31, 2000 and 1999, are outlined below.

    For cash and cash equivalents, including cash and due from banks and interest bearing deposits with banks, the recorded book values of $1.9 million and $10.3 million respectively, as of December 31, 2000 and $3.8 million and $821,000, respectively, at December 31, 1999, approximate fair values. The estimated fair values of investment securities, including FHLB stock, are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

    The net loan portfolio at December 31, 2000 and 1999, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements - Continued

                           December 31, 2000 and 1999

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued


                                     2000                         1999
                        -----------------------------    -----------------------
                         Carrying         Estimated      Carrying     Estimated
(in Thousands)            amount         fair value       amount      fair value
                        ---------------  ------------    ----------  -----------

Investment securities      $ 131,377      $ 121,638     $101,826       $ 96,288
Loans receivable             181,495        182,331      205,268        206,214
Deposits                     281,932        280,831      255,038        253,724


    The fair values of borrowings totaling $29.1 million and $35.6 million are estimated to approximate their recorded book balances at December 31, 2000 and 1999, respectively.

    There was no material difference between the notational amount and the estimated fair value of off-balance-sheet items, which totaled approximately $6.4 million and $4.7 million at December 31, 2000 and 1999, respectively, which are primarily comprised of unfunded loan commitments, due to such instruments are generally priced at market at the time of funding.

NOTE S - STOCK OPTION PLAN

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

                           December 31, 2000 and 1999

NOTE S - STOCK OPTION PLAN - Continued

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


                                               For the year ended December 31,
                                            ------------------------------------
(in Thousands, except per share data)              2000                   1999
                                                   ----                   ----

Net (loss) income
   As reported                                  $ (9,665)               $(2,490)
   Proforma                                       (9,944)                (2,835)

Basic (loss) earnings per share
   As reported                                     (1.70)                 (0.54)
   Proforma                                        (1.75)                 (0.62)

Diluted (loss) earnings per share
   As reported                                     (1.70)                 (0.54)
   Proforma                                        (1.75)                 (0.62)


    These pro forma amounts may not be representative of future disclosures because they do not take into effect the pro forma compensation expense related to grants before 1995.

    A summary of the status of USABancShares.com fixed stock option plans as of December 31, 2000, and changes for each of the years in the two-year period then ended was as follows:


                                                       2000                              1999
                                               ----------------------          ------------------------

                                                             Weighted                        Weighted
                                                              average                        average
                                              Number         exercise         Number         exercise
                                                of           price per          of          price per
                                              shares           share          shares          share
                                              ------           -----          ------          -----


Outstanding at beginning of year            1,021,400         $ 4.07         876,000         $ 3.60
Options granted                                17,500           3.14         245,600           6.47
Options exercised                             (84,190)          5.05         (26,600)          2.83
Options forfeited                            (156,008)          6.05         (73,600)          5.31
                                            ---------                      ---------


Outstanding at end of year                    798,702         $ 3.50       1,021,400         $ 4.07

Options exercisable at year end               685,152                        745,000
                                              =======                      =========

Weighted average fair value of
options granted during year                                   $ 2.84                         $ 3.69



                                   (Continued)

                          USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE S - STOCK OPTION PLAN - Continued

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999: no dividend yield for all years; expected volatility of 96% and 52%, risk-free interest rate of 5.85% and 5.65%, and an expected life of ten years for all options.

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                     Options outstanding                   Options  exercisable
                                       ----------------------------------------------   --------------------------
                                                          Weighted
                                           Number          average           Weighted       Number        Weighted
                                       outstanding at     remaining          average    exercisable at     average
       Range of exercise                December 31,     contractual         exercise    December 31,     exercise
             prices                         2000         life (years)          price         2000          price
       -----------------               --------------    ------------        --------   --------------   ----------

       $ 2.83 to $ 3.76                   676,902         4.92 years            $3.01       661,902         $3.00
       $ 4.00 to $ 6.00                    73,300         8.16 years             5.93        18,300          5.19
       $ 6.63                              48,500         9.33 years             6.63         4,950          6.63


NOTE T - REGULATORY CAPITAL REQUIREMENTS

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

    Quantitative measures established by regulation to ensure capital adequacy require USABancShares.com and vBank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that USABancShares.com and vBank meet all capital adequacy ratio requirements to which it is subject.

    As of December 31, 2000, the Corporation was in compliance with the minimum regulatory capital requirements established by the Board of Governors of the Federal Reserve System. While the Corporation has not completed its financial statements for the quarter ended March 31, 2001, the Corporation believes that it may fail to comply with the leverage ratio as of March 31, 2001. However, the Corporation believes it will be in compliance with its remaining capital adequacy ratios and each of the capital adequacy ratios applicable to the Bank as of March 31, 2001. See "Prompt Corrective Action."

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE T - REGULATORY CAPITAL REQUIREMENTS - Continued

    USABancShares.com actual capital amounts and ratios are presented in the following table:

                                                               For Capital
(in Thousands)                                              Adequacy Purposes
As of December 31, 2000:        Amount        Ratio       Amount        Ratio
- ------------------------        ------        -----       ------        -----
Total Capital
 (to Risk Weighted Assets)       $22,090       8.3%        $21,263      8.0%
Tier I Capital
 (to Risk Weighted Assets)        13,331       5.0          10,632      4.0
Tier I Capital
 (to Average Assets)              13,331       4.0          13,493      4.0

As of December 31, 1999:
- ------------------------
Total Capital
 (to Risk Weighted Assets)       $31,331       11.2%       $22,473      8.0%
Tier I Capital
 (to Risk Weighted Assets)        25,645        9.1         11,237      4.0
Tier I Capital
 (to Average Assets)              25,645        7.8         13,124      4.0



    vBank's actual capital amounts and ratios are presented in the following table.


                                                                                                             To be well
                                                                                                         Capitalized under
                                                                                  For Capital            Prompt Corrective
(in Thousands)                                                                 Adequacy Purposes         Action Provisions
As of December 31, 2000:                      Amount            Ratio         Amount        Ratio       Amount      Ratio
- ------------------------                      ------            -----         ------        -----       ------      -----
  Total Capital
    (to Risk Weighted Assets)                 $22,340             8.4%        $21,248        8.0%      $26,560       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  20,250             7.6          10,624        4.0        15,936        6.0
  Tier I Capital
    (to Average Assets)                        20,250             6.0          13,573        4.0        16,966        5.0

As of December 31, 1999:
- ------------------------
  Total Capital
    (to Risk Weighted Assets)                 $28,266            10.1%        $22,460        8.0%      $28,075       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  26,151             9.3          11,230        4.0        16,845        6.0
  Tier I Capital
    (to Average Assets)                        26,151             7.9          13,171        4.0        16,464        5.0


    State Banking statutes restrict the amount of dividends paid on capital stock. Accordingly, no dividends shall be paid by a Bank on its capital stock unless, following the payment of such dividends, the capital stock of


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE T - REGULATORY CAPITAL REQUIREMENTS - Continued

    the Bank will be unimpaired, and (1) the Bank will have surplus of not less than 50% of its capital, or, if not (2) the payment of such dividend will not reduce the surplus of the Bank.

    Additionally, banking regulations limit the amount of investment, loans, extensions of credit and advances that vBank can make to USABancShares.com at any time to 10% and in the aggregate 20% of the Bank's capital stock and surplus. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amounts thereof. At December 31, 2000, vBank had a loan to USABancShares.com, in aggregate, of $450,000, or 1.7% of vBank's capital stock and surplus.

NOTE U - SEGMENT REPORTING (unaudited)

    SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about USABancShares.com and its subsidiaries operating segments. Management has determined USABancShares.com operates in two business segments, namely, Internet banking and community banking.

    The following chart highlights the segments USABancShares.com, Inc. operates under:



                                                                          December 31, 2000
                                                 ------------------------------------------------------------------------
                                                                                                  Consolidated
(in Thousands)                                    USABancShares.com           Others                  Totals
                                                  -----------------           ------              -------------
Revenue from external
customers                                                321                     349                     670
Interest revenue                                           -                  30,465                  30,465
Interest expense                                       3,241                  16,803                  20,044
                                                      -------                -------                 -------
Net interest revenue                                  (3,241)                 13,662                  10,421
Provision for loan losses                                  -                       -                       -
Depreciation                                             268                     296                     564

Segment (loss) profit                                (12,872)                  3,207                  (9,665)

Total deposits                                        79,032                 202,900                 281,932
Total assets                                           2,132                 334,319                 336,451

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE U - SEGMENT REPORTING (unaudited)- Continued

    USABancShares.com is vBank's on-line banking segment. USABancShares.com is a fully operational website to serve online banking customers. USABancShares.com launched in August 1999. 1999 and 2000 were years that USABancShares.com invested in infrastructure (computer systems and customer service technology, as well as human resources), and marketing/branding campaigns to brand itself and develop strategic alliances. USABancShares.com offers a variety of banking products: deposit products (checking, savings and certificates of deposit accounts) and credit cards through third party vendors.

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

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE V - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Condensed financial information for USABancShares.com, Inc., (parent company only) follows:


                         BALANCE SHEETS
                                                            December 31,
                                                  ------------------------------
(in Thousands)                                        2000                1999
                                                  ------------        ----------
ASSETS
Cash and due from banks                               $ 20                 $ 7
Securities available-for sale                        2,540               3,300
Investment in subsidiaries                          19,023              25,419
Other assets                                           937               1,938
                                                  --------            --------
  Total assets                                    $ 22,520            $ 30,664
                                                  ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Other borrowed money                            $ 13,050            $ 10,850
  Other liabilities                                    820               1,886
                                                  --------            --------
Total liabilities                                   13,870              12,736
Stockholders' equity                                 8,650              17,928
                                                  --------            --------
  Total liabilities and stockholders' equity      $ 22,520            $ 30,664
                                                  ========            ========


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE V - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued




                      STATEMENTS OF OPERATIONS
                                                       For the year ended
                                                           December 31,
                                                    --------------------------
                                                      2000              1999
                                                    -------           --------
(in Thousands)
INCOME
  Interest income                                   $   144             $ 217
  Other income                                         (398)               49
                                                    -------           -------
     Total income                                      (254)              266
EXPENSES
  Compensation                                          162               150
  Interest                                            1,218               857
  Other                                               1,144               221
                                                    -------           -------
     Total expenses                                   2,524             1,228
Loss before undistributed earnings
     of subsidiaries                                 (2,778)             (962)
Provision for income taxes                               16                 -
                                                    -------           -------
Loss before undistributed earnings
     of subsidiaries                                 (2,794)             (962)
Undistributed (losses) of subsidiaries               (6,871)           (1,528)
                                                    -------           -------
     Net loss                                       $(9,665)          $(2,490)
                                                    =======           =======

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

   NOTE V - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued



                             STATEMENT OF CASH FLOWS

                                                        For the year ended
                                                               December 31,
                                                        ------------------------
                                                            2000           1999
                                                        --------       --------
(in Thousands)
Cash flows from operating activities
Net (loss) income                                       $ (9,665)      $ (2,490)
Adjustments to reconcile net income to net cash
  (used in) operating activities
  Undistributed loss (earnings) from subsidiaries          6,871          1,528
  (Gain) loss on sale of investments                         227            (16)
  Net change in assets and liabilities                      (288)           267
                                                        --------       --------
  Net cash used in operating activities                   (2,855)          (711)
Cash flows from investing activities
  Capital distribution to subsidiaries                    (1,100)       (14,332)
  Principal repayments securities available for sale         130             98
  Sales of investment securities available for sale        1,267          1,367
  Purchase of investment securities available for sale         -         (3,431)
                                                        --------       --------

  Net cash used in investing activities                      297        (16,298)
                                                        --------       --------

Cash flows from financing activities
  Net increase (decrease) in borrowings                    2,200         (1,107)
  Common equity offering proceeds, net                         -          8,075
  Trust preferred proceeds                                     -         10,000
  Exercise of stock options                                  371             25
  Proceeds from issuance of common stock                       -              -
                                                        --------       --------
Net cash provided by financing activities                  2,571         16,993
                                                        --------       --------
Net decrease in cash                                          13            (16)
Cash at beginning of year                                      7             23
                                                        --------       --------
Cash at end of year                                     $     20       $      7
                                                        ========       ========
Supplemental disclosure of cash flow information
  Cash paid during the year for interest                $  1,205       $    857
                                                        ========       ========
  Cash paid during the year for income taxes            $      -       $      -
                                                        ========       ========