Form 10KSB/A
period 2000-12-31
USABANCSHARES COM INC
filed 2001-04-30
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                   FORM 10-KSB/A



[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
For the Fiscal Year Ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

                        Commission file number: 000-27244

                             USABANCSHARES.COM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

               Pennsylvania                                                                  23-2806495
--------------------------------------------------------------                  -----------------------------------
(State Or Other Jurisdiction of Incorporation or Organization)                  (IRS Employer Identification Number)

1535 Locust Street, Philadelphia, PA                         19102
----------------------------------------          ---------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number, including area code:  (215) 569-4200
                                                -----------------

Securities registered under Section 12(b) of the Act:   None.

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
YES   X      NO
    -----       ------

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of March 30, 2001 was $5.7 million based on the average of the closing bid and asked prices of the Registrant's Common Stock as reported by the NASDAQ National Market System.

Transitional Small Business Disclosure Format (Check one):  Yes ____  No    X
                                                                         ------

As of April 25, 2001, the issuer had outstanding 5,271,005 shares of common stock, net of 669,889 shares held in treasury.

Documents incorporated by reference:  None.

                             USABANCSHARES.COM, INC.

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

USABancShares.com, Inc. (the "Corporation") hereby amends Items 9 through 12 of
Part III of its Annual Report on Form 10-KSB for the year ended December 31, 2000 as set forth herein.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Certain information concerning the present directors and executive officers of the Corporation is set forth below. The term of office for each director is one year or until the date of the Corporation's next meeting of shareholders, at which time elections are held for each seat on the Board of Directors.

                                               Position with
              Name                      USABancShares.com or Affiliates             Age             Director Since
              ----                      -------------------------------             ---             --------------
George M. Laughlin                Chairman                                          79                   1995
Craig J. Scher                    President, Chief Executive Officer and a
                                  Director of the Bank(1)                           37                   N/A
Clarence L. Rader                 Director/Chairman of the                          69                   1995
                                  Bank(1)
Carol J. Kauffman                 Director                                          53                   1997
Wayne O. Leevy                    Director                                          56                   1996
George Beach                      Director                                          64                   2000
Daniel J. Machon, Jr.             Chief Financial Officer                           37                   N/A

-----------------------
(1) vBank, a Savings Bank, a wholly-owned subsidiary of the Corporation.

Following is a brief summary of each director's and executive officer's occupation over at least the last five years:

         George M. ("Dewey") Laughlin is a real estate investor and insurance broker and the founder/owner of Best Auto Tags and Abat's Auto Tags, one of the first companies to originate 24-hour licensed messenger service in Pennsylvania. Mr. Laughlin owns and manages a total of 24 branch locations throughout the Commonwealth of Pennsylvania. He is a veteran of the United States Navy, having served on the aircraft carrier U.S.S. Independence in every major South Pacific campaign of World War II.

         Craig J. Scher has served as President of vBank, a Savings Bank, the Corporation's wholly-owned subsidiary (the "Bank") since October, 1999. Mr. Scher was appointed a director of the Bank in November, 2000 and Chief Executive Officer of the Bank in February, 2001. Mr. Scher served as the Director of Lending of the Bank from July, 1998 through October, 1999. From October, 1989 through June, 1998, Mr. Scher was employed as a Senior Vice President with Equity National Bank.

         Clarence L. Rader has served as Chairman of the Bank since November 1995. Mr. Rader served as President and Chief Executive Officer of the Bank from 1986 to 1995. He is a licensed Pennsylvania Real Estate Broker, Director and Treasurer of NASD (Norristown Area School District) Hall of Champions, and Director of BIFPP (Business Industry School Partnership Program). Also, he is a retired senior appraiser with the American Society of Appraisers.

         Carol J. Kauffman has served as the Director of Business Development for Lawyers' Travel Service Division of the World Travel Specialists Group since 1996. Prior thereto, Ms. Kauffman was Senior Account Executive, Account Services, for Reimel Carter Public Relations firm. In the mid-1980s, she founded the firm Lawlor Jackson, Inc., which she later sold.

         Wayne O. Leevy is the Managing Partner of Mitchell & Titus, LLP, a public accounting firm. Prior to Mitchell & Titus, Mr. Leevy was Managing Officer of Leevy, Redcross and Co., which merged with Mitchell & Titus in 1990.

         George Beach was appointed a director of the Corporation in August, 2000. He has been the Chairman, President and Chief Executive Officer of Beach Advertising since 1958.

         Daniel J. Machon, Jr. was appointed Chief Financial Officer of the Corporation and the Bank in August, 2000. Prior thereto and from March, 1998, Mr. Machon served as Controller of the Corporation and the Bank. Before joining the Bank and since 1997, Mr. Machon was employed by St. Edmonds Bank and was responsible for branch accounting. From 1985 to 1997, Mr. Machon was employed by Keystone Savings & Loan in several capacities, including Principal Accounting Officer, Treasurer and Secretary.

         No family relationship exists among the persons listed above.

         Compensation of the Board of Directors

         From January to September, 2000, members of the Board of Directors of the Corporation were compensated for their services as follows: $100 per meeting of any committee, $300 per board meeting from January through June and $500 per board meeting from July through September. From October, 2000 through March, 2001, members of the Board of Directors were paid a quarterly fee of $2,500. Directors' fees have been reduced to $1,500 per quarter effective April 1, 2001. During 2000, fees paid to members of the Board of Directors totaled $44,400 and no director received more than $9,200 in these fees.

         Mr. Laughlin was compensated for his services as Chairman of the Board of Directors at a rate of $1,000 per month from January through September, 2000 and at an annual rate of $50,000 from October, 2000 through March, 2001. Pursuant to an agreement in principle, subject to definitive documentation and regulatory approval, Mr. Laughlin will be paid a salary at the annual rate of $30,000 in the future for his services as Chairman of the Board of Directors. Pursuant to an agreement in principle, subject to definitive documentation and regulatory approval, Mr. Rader, the Chairman of the Board of Directors of the Bank, is paid a retirement benefit of $60,000 per year. This annual retirement benefit remains payable, unless the Bank elects to satisfy this obligation in full by making a one-time payment to Mr. Rader of $180,000. Mr. Rader is also presently paid a salary at the annual rate of $80,000 for services currently performed for the Bank pursuant to an agreement in principle that expires on August 31, 2001.

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

         Based on the Corporation's review of the copies of these reports received by it, and representations received from Reporting Persons, the Corporation believes that, all filings required to be made by the Reporting Persons for the period January 1, 2000 through December 31, 2000 were made on a timely basis.

Item 10. Executive Compensation

         The following table sets forth compensation paid to executive officers of the Corporation for services performed in all capacities for the Corporation and its subsidiaries with respect to executive officers who earned over $100,000 in 2000.

                                                                                          Long Term Compensation-
       Name and Principal            Fiscal     Annual                Other                  No. of Securities
            Position                  Year      Salary            Compensation              Underlying Options
            --------                  ----      ------            ------------              ------------------
Craig J. Scher, President of          2000    $166,017          $100,000 (2)                          ---
the Bank (1)                          1999    $132,620          $  25,000(2)                       60,000
                                      1998    $ 42,115(3)            ---                          20,000
Kenneth L. Tepper,                    2000    $203,672          $268,700(2)(4)(5)                     ---
President and Chief Executive         1999    $245,000          $277,000(2)(4)(5)                     ---
Officer (1)                           1998    $219,462          $162,000(4)(5)                        ---

------------------

(1) Mr. Tepper served as the Corporation's President and Chief Executive Officer from 1995 until February 23, 2001.
(2)  Represents cash.
(3)  Mr. Scher commenced employment with the Bank on July 20, 1998.
(4) Mr. Tepper received a payment of $150,000 in connection with his agreement to cap the anti-dilutive feature of his Class B Common Stock. See "Certain Relationships and Related Transactions."
(5) In addition to his base salary, Mr. Tepper received $12,000 in additional compensation, which was used to purchase a deferred compensation life insurance policy.

Stock Options

         No options to purchase common stock of the Corporation were granted to or exercised by the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2000. Based upon the closing market price of a share of the Corporation's common stock on December 31, 2000 of $1.56, no options held by such executive officers were "in the money" as of the end of the fiscal year. As of December 31, 2000, Craig J. Scher held options to purchase 80,000 shares of the Corporation's Common Stock, 21,000 of which were exercisable. As of December 31, 2000, Kenneth L. Tepper, the Corporation's former President and Chief Executive Officer, held options to purchase 442,314 shares of the Corporation's common stock, all of which were exercisable and, pursuant to the terms of the Corporation's Stock Option Plan, will terminate, if unexercised, on May 23, 2001.

Employment Agreements

         On October 29, 1999, the Corporation extended Mr. Scher's three-year employment agreement, pursuant to which Mr. Scher serves as President of the Bank, through October 29, 2002 at an annual base salary of $175,000. Pursuant to the agreement, Mr. Scher is eligible for annual cash bonuses based upon achievement of certain performance benchmarks established by the Compensation Committee. These benchmarks are tied to market capitalization, earnings and network user growth. Pursuant to the agreement, Mr. Scher was granted 60,000 options to vest over five years and voided prior, unexercised options previously granted to Mr. Scher. If Mr. Scher's employment is terminated by the Corporation without "cause," Mr. Scher will receive, until the end of the employment agreement or obtaining employment elsewhere, his current salary, medical benefits, use of an automobile and any earned bonuses. In the event of a "change in control" (as defined in the Corporation's Stock Option Plan), Mr. Scher shall receive his current salary, medical benefits and the use of an automobile for 24 months, if he is not offered continued employment with the same job title, responsibilities and compensation following the change in control.

         On May 13, 1999, the Corporation extended Mr. Tepper's three-year employment agreement through May 12, 2002 at an annual base salary of $245,000 and an annual cash bonus based upon certain performance benchmarks established by the Compensation Committee of the Board of Directors. These benchmarks are tied to market capitalization, earnings, asset size and network user growth. The agreement provides that in the event the Corporation discharges Mr. Tepper without "cause" (as defined in the employment agreement), Mr. Tepper would receive his current salary, medical benefits, use of an automobile and earned bonuses during the lesser period of Mr. Tepper obtaining employment elsewhere or the expiration of the agreement. In the event of a "change in control" (as defined in the Corporation's Stock Option Plan), Mr. Tepper would receive his then current salary, medical benefits and the use of an automobile for 24 months, if he was not offered continued employment with the same job title, responsibilities and compensation following the change in control. In connection with Mr. Tepper's resignation, and in full satisfaction of the Corporation and the Bank's obligations under Mr. Tepper's employment contract, on February 23, 2001, the Corporation and the Bank agreed to pay Mr. Tepper a one-time payment of $250,000 and continue certain benefits and the use of an automobile for a period of one year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information concerning the beneficial ownership of the Corporation's shares of common stock as of April 25, 2001, by each director, the Chief Executive Officer, all directors and officers as a group, and each person known to the Corporation to beneficially own 5% or more of the Corporation's outstanding common stock. The information in the table concerning persons known by the Corporation to own beneficially 5% or more of the Corporation's common stock is derived, without independent investigation on the part of the Corporation, from the most recent filings made by such persons with the Commission on Schedule 13D and Schedule 13G pursuant to Rule 13d-3 of the Exchange Act. Except as otherwise noted, the address for each such person is 1535 Locust Street, Philadelphia, Pennsylvania 19102.

                                                             Shares of Class A           Percentage of Shares of
                                                               Common Stock                Class A Common Stock
Name of Beneficial Owner                                  Beneficially Owned (1)          Beneficially Owned (1)
------------------------                                  ----------------------          ----------------------
George M. Laughlin                                                177,786 (2)                       3.3%
Craig J. Scher                                                    103,810 (3)                       2.0
Clarence L. Rader                                                  35,378 (4)                        *
Carol J. Kauffman                                                 126,334 (5)                       2.3
Wayne O. Leevy                                                     14,890 (6)                        *
George Beach                                                            0                            *
Daniel J. Machon, Jr.                                                 865 (7)                        *
Directors and Executive Officers (7 persons)                      459,063                           8.4
Kenneth L. Tepper                                                 876,204 (8)                      15.3

------------------
* Less than one percent (1%)

(1) Based upon 5,271,005 shares of common stock outstanding as of April 25, 2001. Calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. Also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person, and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.
(2) Includes options to purchase 44,224 shares of common stock, 25,378 shares held by Mr. Laughlin's wife and 1,764 shares held by his daughter.
(3)  Includes options to purchase 21,000 shares of common stock.
(4)  Includes options to purchase 17,690 shares of common stock.
(5) Includes options to purchase 15,960 shares of common stock held by Ms. Kauffman, 3,240 shares of common stock held by Ms. Kauffman's spouse and options to purchase 106,134 shares of common stock held by Ms. Kauffman's spouse.
(6)  Includes options to purchase 8,690 shares of common stock.
(7)  Includes options to purchase 300 shares of common stock.
(8) Mr. Tepper is the former President and Chief Executive Officer of the Corporation. Includes options to purchase 442,314 shares of common stock.

Item 12.  Certain Relationships and Related Transactions

         The Bank has engaged in, and expects in the future to engage in, banking transactions in the ordinary course of business with its directors, executive officers and principal shareholders (or their affiliate organizations) on substantially the same terms as those prevailing for comparable transactions with unaffiliated third parties. The Bank made all loans to such persons (i) in the ordinary course of business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) without involving more than the normal risk of collectability or other unfavorable features. As of December 31, 2000, Mr. Beach, a director of the Corporation, had outstanding loan commitments totaling $644,000, of which $594,000 is currently secured by commercial real estate and $50,000 of which is an unsecured credit line. As of December 31, 2000, Mr. Tepper, the Corporation's former President and Chief Executive Officer, had outstanding loan commitments totaling $849,000 of which $799,000 is secured by residential real estate and $50,000 is an unsecured line of credit. Mr. Laughlin had outstanding loan commitments totaling $406,000, of which $356,000 is secured by commercial real estate and $50,000 is an unsecured line of credit. A former board member, Zeev Shenkman, had a loan outstanding as of December 31, 2000 of $736,000. This loan was outstanding during Mr. Shenkman's tenure as a director of the Corporation. As of December 31, 2000, four companies in which John Gambone, a former director of the Corporation, owns a minority interest had outstanding indebtedness owned to the Bank totaling $2,000,000 of this amount, $1,914,000 is secured by real estate and $86,000 is secured by titles to vehicles, with all loans personally guaranteed by Mr. Gambone. The aggregate amount of loans outstanding to executive officers and directors of the Corporation as of December 31, 2000 equaled 53.6% of stockholder's equity.

         Mr. Tepper, the Corporation's former President and Chief Executive Officer, was the sole holder of the Corporation's Class B common stock. Pursuant to the terms of Corporation's articles of incorporation, all of the authorized shares of Class B common stock automatically convert into 10% of the then issued shares of common stock, as of January 1, 2001. In connection with a private placement of the Corporation Common Stock in February 1998, the Corporation and Mr. Tepper entered into an agreement pursuant to which the Corporation paid Mr. Tepper $150,000 per year for each of the three years beginning in 1998 in exchange for Mr. Tepper agreeing to cap the non-dilutive feature of the Class B common stock to 10% of the common stock outstanding prior to the February 1998 private placement of common stock, or 216,460 shares, and waive any future exercise of the non-dilutive feature of the Class B common stock. Mr. Tepper's Class B common stock was converted into 216,460 shares of the Corporation's common stock on April 20, 2001.

         In March 1999, the Corporation's USA Capital Trust I subsidiary completed an offering of $10,000,000 aggregate principal amount of Series A 9.50% Capital Securities (the "Trust Preferred Securities"). Royal Bancshares of Pennsylvania, Inc. ("Royal") purchased $3,000,000 of the Trust Preferred Securities. Daniel M. Tabas, the Chairman of the Board of Royal, is the father-in-law of Mr. Tepper.

         In June, 1999, the Bank engaged Braincraft Learning Technologies, a company controlled by Daniel Stechow, a former director of the Corporation, to develop its broadband site. All contracts were reached through arm's-length negotiations. Braincraft received a total of $726,000 for its work on the Bank's site.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on April 30, 2001.

                             USABancShares.com, Inc.


                             By: /s/ Daniel J. Machon, Jr.
                                 ----------------------------
                                 Daniel J. Machon, Jr., Chief Financial Officer (Principal Executive, Accounting and
                                  Financial Officer)

         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


April 30, 2001                 /s/ George M. Laughlin
                               -----------------------------------
                               George M. Laughlin
                               Chairman of the Board

April 30, 2001                 /s/ Clarence L. Rader
                               -----------------------------------
                               Clarence L. Rader
                               Director

April 30, 2001                 /s/ Carol J. Kauffman
                               -----------------------------------
                               Carol J. Kauffman
                               Director

April 30, 2001                 /s/ Wayne O. Leevy
                               -----------------------------------
                               Wayne O. Leevy
                               Director

April 30, 2001                 /s/ George Beach
                               -----------------------------------
                               George Beach
                               Director