Form 10QSB
period 2001-03-31
USABANCSHARES COM INC
filed 2001-05-15
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            -------------------------

                                   Form 10-QSB


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001

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

Common Stock, $1.00 par value, outstanding on May 14, 2001: 5,054,545 shares

                                   TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                            Page #

         Item 1.     Financial Statements

                     Consolidated Balance Sheets                               3

                     Consolidated Statements of Operations                     4

                     Consolidated Statement of Changes in
                     Stockholders' Equity and Comprehensive Loss               5

                     Consolidated Statements of Cash Flows                     6

                     Notes to the Consolidated Financial Statements            7

         Item 2.     Management's Discussion and Analysis                      9


PART II  OTHER INFORMATION

         Item 1.     Legal Proceedings                                        18

         Item 2.     Change in Securities                                     18

         Item 3.     Defaults Upon Senior Securities                          18

         Item 4.     Submission of Matters to a Vote of Security Holders      18

         Item 5.     Other Information                                        18

         Item 6.     Exhibits and Reports on Form 8-K                         19

SIGNATURES                                                                    21

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                                        (unaudited)
                                                                                         March 31,         December 31,
                                                                                           2001               2000
                                                                                         ---------          ---------
ASSETS
Cash and due from banks                                                                  $     258          $   1,857
Interest-bearing deposits with banks                                                         9,111             10,308
Securities available-for-sale                                                               59,783             45,919
Securities held-to-maturity (fair value: 2001 - $57,523;
  2000 - $75,719)                                                                           61,007             81,447
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                            4,011              4,011
Loans receivable, net                                                                      179,289            179,165
Premises and equipment, net                                                                  2,848              2,970
Accrued interest receivable                                                                  3,155              3,427
Real estate held for investment                                                              2,329              2,174
Other real estate owned                                                                         40                 40
Goodwill, net                                                                                   45                 46
Deferred income taxes                                                                        1,264              1,275
Other assets                                                                                 3,789              3,812
                                                                                         ---------          ---------

    Total assets                                                                         $ 326,929          $ 336,451
                                                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                               $   4,886          $   5,893
    NOW                                                                                     46,263             39,202
    Money Market                                                                               203                360
    Savings and Passbook                                                                    23,918             22,852
    Time                                                                                   198,592            213,625
                                                                                         ---------          ---------
     Total deposits                                                                        273,862            281,932
Borrowed funds:
    Short term borrowings                                                                    2,600              2,600
    Long term borrowings                                                                    30,000             30,000
    Guaranteed preferred beneficial interests in subordinated debt                          10,000             10,000
Accrued interest payable                                                                     1,203              2,208
Accrued expenses and other liabilities                                                       1,443              1,061
                                                                                         ---------          ---------
    Total liabilities                                                                      319,108            327,801

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                         --                 --
Common stock, $1.00 par value; 25,000,000 authorized shares;
    5,724,434 shares issued and outstanding in 2001, as adjusted;
    5,724,434 shares issued and outstanding in 2000, as adjusted                             5,724              5,724
Treasury stock, at cost, 669,889 shares in 2001; 334,514 shares in 2000                     (1,326)              (597)
Additional paid-in capital                                                                  16,018             15,957
Accumulated deficit                                                                        (11,786)           (11,043)
Accumulated other comprehensive loss - unrealized
    depreciation on securities available-for-sale                                             (809)            (1,391)
                                                                                         ---------          ---------

    Total stockholders' equity                                                               7,821              8,650
                                                                                         ---------          ---------

        Total liabilities and stockholders' equity                                       $ 326,929          $ 336,451
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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in Thousands, except per share data)
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                           -------------------------
                                                             2001              2000
                                                            ------            ------
Interest income:
    Loans                                                   $ 4,491          $ 4,747
    Investment securities                                     2,495            2,301
    Interest-bearing deposits and other                         118              256
                                                            -------          -------
        Total interest income                                 7,104            7,304

Interest expense:
    Deposits                                                  4,013            3,996
    Borrowed funds                                              752              748
                                                            -------          -------
        Total interest expense                                4,765            4,744
                                                            -------          -------
Net interest income                                           2,339            2,560
Provision for loan losses                                        34             --
                                                            -------          -------
Net interest income after provision for loan losses           2,305            2,560

Non-interest income:
    Service fee income                                          262               94
    Gain (loss) on sales of investment securities                53             (267)
    Brokerage operations loss                                  --               (192)
    Other                                                        14              104
                                                            -------          -------
        Total non-interest income                               329             (261)

Non-interest expense:
    Salaries and employee benefits                              882            1,428
    Net occupancy expense                                       304              212
    Professional fees                                           176              364
    Office expenses                                              98              228
    Data processing fees                                        407              351
    Advertising expense                                           8              862
    Online Partnerships                                        --                615
    Insurance expense                                            40               34
    Travel expense                                               26              176
    Check printing expense                                       18               38
    Loan servicing expense                                       14               62
    Internet content expense                                    146               31
    Other operating expenses                                  1,258              528
                                                            -------          -------
        Total non-interest expense                            3,377            4,929
                                                            -------          -------

Loss before income tax expense (benefit)                       (743)          (2,630)
Income tax expense (benefit)                                   --               (175)
                                                            -------          -------
Net loss                                                    $  (743)         $(2,455)
                                                            =======          =======

Loss per share - basic (1)                                  $ (0.15)         $ (0.43)
                                                            =======          =======

Loss per share - diluted (1)                                $ (0.15)         $ (0.43)
                                                            =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

(1) All per share data has been adjusted to reflect all stock dividends and stock splits.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes In Stockholders' Equity
                             and Comprehensive Loss
                                 (in Thousands)
                                   (unaudited)

                                                                                       Accumulated
                                                      Additional                          other           Total
                               Common     Treasury     paid-in       Accumulated       comprehensive   stockholders'  Comprehensive
                               Stock       Stock       capital    earnings (deficit)   income (loss)      equity          loss
                               -----       -----       -------    ------------------   -------------      ------          ----
Balance, December 31, 2000    $  5,724   $   (597)    $ 15,957        $(11,043)          $ (1,391)       $  8,650

Net loss                            --         --           --            (743)                --            (743)      $   (743)

Other comprehensive gain,
  net of reclassification
  adjustments and taxes             --         --           --              --                582             582            582
                                                                                                                        --------

Total comprehensive
  loss                                                                                                                  $   (161)
                                                                                                                        ========

Treasury stock                      --        (729)         --              --                 --            (729)

Warrants                            --          --          61              --                 --              61

                              --------    --------    --------        --------           --------        --------

Balance, March 31, 2001       $  5,724    $ (1,326)   $ 16,018        $(11,786)          $   (809)       $  7,821
                              ========    ========    ========        ========           ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)
                                   (unaudited)

                                                                                        Three months ended March 31,
                                                                                        ----------------------------
                                                                                          2001               2000
                                                                                        ---------         ----------
Cash flows from operating activities:
    Net loss                                                                            $   (743)         $ (2,455)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for possible loan losses                                                        34              --
    Depreciation and amortization                                                            171               106
    Decrease of goodwill                                                                       1                 1
    Net accretion of discounts on purchased loan portfolios                                 (217)             (238)
    Net accretion/amortization of securities discount/premiums                               (28)             (112)
    Net accretion of zero coupon bonds                                                      (155)             --
    Net amortization of warrants                                                              61                61
    Net (gains) losses on sale of securities                                                 (53)              267
    Net increase in deferred fees                                                             44                71
    Decrease (increase) in accrued interest receivable                                       272              (243)
    Decrease (increase) in deferred income taxes                                              11               (22)
    Increase in bank owned life insurance                                                   --                 (66)
    Decrease (increase)  in other assets                                                      23            (4,830)
    Decrease in accrued interest payable                                                  (1,173)           (1,673)
    Increase in accrued expenses and other liabilities                                       382               233
                                                                                        --------          --------
      Net cash used in operating activities                                               (1,370)           (8,900)
                                                                                        --------          --------

Cash flows from investing activities:
    Investment securities available-for-sale:
         Purchases                                                                       (33,047)             --
         Sales                                                                             5,833             4,867
         Maturities and principal repayments                                              14,290               186
    Investment securities held-to-maturity:
         Purchases                                                                        (5,125)          (10,323)
         Sales                                                                               910             1,000
         Maturities and principal repayments                                              24,665               436
    Decrease (increase) in interest bearing deposits with banks                            1,197           (25,531)
    Principal payments on loans                                                            8,627             9,992
    Originations of loans                                                                 (8,576)          (12,552)
    Increase in real estate held for investment                                             (155)             --
    Purchases of premises and equipment                                                      (49)           (1,842)
                                                                                        --------          --------
      Net cash provided by (used in) investing activities                                  8,570           (33,767)
                                                                                        --------          --------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                   (8,070)           37,941
    Increase in short-term borrowings                                                       --               2,600
    Exercise of stock options                                                               --                 376
    Increase in treasury stock                                                              (729)             --
                                                                                        --------          --------
      Net cash (used in) provided by financing activities                                 (8,799)           40,917
                                                                                        --------          --------

    Net decrease in cash and cash equivalents                                             (1,599)           (1,750)

    Cash and cash equivalents, beginning of period                                         1,857             3,813
                                                                                        --------          --------

    Cash and cash equivalents, end of period                                            $    258          $  2,063
                                                                                        ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                                 March 31, 2001

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (The "Company"), vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACredit, Inc., a Pennsylvania corporation, USARealEstate, Inc., a Pennsylvania corporation and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, are not necessarily indicative of results to be anticipated for the full year.

2. Agreements with Regulators

In October 2000, as a result of weaknesses noted by the Federal Deposit Insurance Corporation ("FDIC") in regulatory examinations, the board of directors of the Bank entered into a Memorandum of Understanding with the Regional Director of the FDIC. Pursuant to the terms of the Memorandum, the Bank is required to adopt and implement comprehensive written plans to address various deficiencies or concerns identified by federal and state regulators relating to earnings performance, capital adequacy, capital ratios, funding growth, funding mix, non-core funding dependence and interest rate risk exposure. Pursuant to the Memorandum, the Bank is also required to adopt and implement formal internal review procedures which identify, measure, monitor and control risks associated with all electronic banking activities and to take all steps necessary to correct deficiencies related to certain identified loans, credit data and collateral. The Bank is prohibited from declaring or paying dividends without the prior approval of the Regional Director of the FDIC. The Memorandum also provides for periodic progress reports detailing actions taken to secure compliance with the Memorandum.

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

In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, the Corporation entered into a Written Agreement with the Federal Reserve Bank. The Written Agreement provides restrictions on the declaration or payment of cash or stock dividends, incurring of new debt, the redemption or repurchase of our securities, management's capital raising efforts and any actions taken to control asset growth of the consolidated organization and restore it to profitability. Failure to comply with the agreement could result in additional regulatory supervision or actions.

3. Trust Preferred Securities

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

4. Secondary Offering

On September 30, 1999 the Company issued 1,400,000 common shares in a secondary offering. The Company issued these shares at $6.75, with net proceeds of $8.1 million, subsequent to offering costs of $1.4 million.

5. Bondsonline Group, Inc.

In May 2000, the Company and its wholly owned subsidiary, USACapital, Inc. entered into an Asset Contribution Agreement with Bondsonline, Inc., resulting in the creation of a new entity known as Bondsonline Group, Inc. Using the equity method to account for the transaction the Company contributed all of the issued and outstanding capital stock of USACapital, Inc. in exchange for 5,472,867 shares or 49% of Bondsonline Group, Inc.'s common shares outstanding. The common stock has a par value of $.001 per share. On April 17, 2001 the Company sold all shares of Bondsonline Group, Inc.

6. Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

The following information was used in the computation of earnings per share on both a basic and diluted bases for the three month periods ended March 31, 2001 and 2000:

(in Thousands, except per share data)                         Three months ended March 31,
(unaudited)                                                   ----------------------------

                                                                2001                 2000
                                                              -------              -------
Basic EPS Computation:
    Numerator - Net loss                                      $  (743)             $(2,455)
    Denominator - Weighted average shares outstanding           5,045                5,676
                                                              -------              -------
Basic loss per share (1)                                      $ (0.15)             $ (0.43)
                                                              =======              =======

Diluted EPS Computation:
    Numerator - Net loss                                      $  (743)             $(2,455)
    Denominator - Weighted average shares outstanding           5,045                5,676
    Effect of dilutive securities                                --                   --
                                                              -------              -------
Diluted loss per share (1)                                    $ (0.15)             $ (0.43)
                                                              =======              =======

(1) All per share data has been adjusted to reflect all stock dividends and stock splits.

There were options to purchase 1,107,012 shares of common stock at a range of $2.83 to $12.00 per share, which were outstanding at March 31, 2001. These shares were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Company for the three months ended March 31, 2001 and 2000.

7. New Accounting Pronouncement

On April 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", and in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", (collectively SFAS No. 133). No adjustment was required as a result of the adoption of SFAS No. 133.

In conjunction with the adoption of SFAS No. 133, the Bank reclassified $33.4 million of securities from available-for-sale to held-to-maturity. Due to the reclassification, the Bank accreted approximately $7,000 into equity during the three months ended March 31, 2001 to restore the securities back to their carrying value.

In September 2000, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaced SFAS No. 125. The adoption of this statement had no impact on the Company's consolidated financial statements.

Item 2.  Management's Discussion and Analysis



Forward-looking Statements

When used in this Form 10-QSB, the words or phrases "plan", "intend", "anticipate", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Further information concerning the risks facing the Company's business and operations is set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The Company does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

The Company's total assets decreased from $336.5 million at December 31, 2000 to $326.9 million at March 31, 2001, a decrease of $9.6 million, or 2.8%. The decrease was due primarily to decreases in cash and due from banks, and the securities portfolio, $1.6 million and $6.6 million respectively. The decrease in cash and due from banks can be attributed to the decrease of our deposits. The decrease in the securities portfolio was primarily due to the maturities and redemptions of federal agency bonds and United States treasury securities and principal reductions of mortgage backed securities.

The reduction in total assets was due to a decrease in deposits of $8.0 million. Time deposits decreased $15.0 million, demand deposits decreased $1.2 million, transaction accounts increased $7.1 million, and savings and passbook accounts increased by $1.1 million. The Company's stockholders' equity decreased from $8.6 million at December 31, 2000 to $7.8 million at March 31, 2001, due to the operating loss incurred by the Company for the three months ended March 31, 2001.

NET INCOME

The Company reported a net loss of $743,000 or $0.15 loss per diluted share, for the three months ended March 31, 2001, compared to a net loss of $2.5 million or $0.43 loss per diluted share for the three months ended March 31, 2000. The net loss decreased due to the Company's return to community banking and reductions in non-interest expenses primarily in salaries and benefits, advertising, and online partnership expenses.

INTEREST INCOME

Total interest income decreased $200,000 or 2.7% to $7.1 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, due to a decrease in average earning assets of $6.3 million during the same time period. Income on loans decreased $256,000 due to the average earning loan balances decreasing $16.9 million. The decrease in average loans outstanding was partially offset by the yield on the loan portfolio increasing by 34 basis points. Income on investments increased $194,000 due to the investment portfolio average balances increasing $14.0 million between the noted periods. Income on interest bearing deposits decreased $138,000 due to the average balance of overnight funds, primarily held at the Federal Home Loan Bank, decreasing $3.4 million and a decrease in the overnight funds rate of approximately 247 basis points.

INTEREST EXPENSE

Total interest expense increased $21,000 or .4% to $4.8 million, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to an increase in the average balance of NOW deposits increasing by $34.1 million, offset by a decrease in the average balance of time deposits by $37.1 million. Interest expense on deposits increased $17,000, due to an increase in the average cost of funds on NOW deposits of 16 basis points. Interest expense on borrowed funds increased $4,000, due to an increase in the cost of funds of 72 basis points offset by a decrease in the average balance of $4.5 million compared to the same period in 2000. The average cost of funds, including other borrowings, was 6.13% for the three months ended March 31, 2001 compared to 6.01% over the same period in 2000.

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

Net interest income, after the provision for loan losses for the three months ended March 31, 2001, decreased $255,000 or 10.0%, to $2.3 million, from $2.6 million for the same period in 2000. Average interest-earning assets decreased by $6.3 million, or 2.0% to $311.9 million, for the three months ended March 31, 2001 compared to the same period in 2000. Average interest-bearing liabilities decreased $4.7 million or 1.5% over the same period. The net interest spread and the net interest margin decreased for the period ended March 31, 2001 compared to March 31, 2000, from 3.17% to 2.98% and 3.11% to 3.00%, respectively. For the three months ended March 31, 2001, $217,000 of discount was accreted into interest income or 3.1% of total interest income. This compares to $238,000 of discount accreted into interest income for the three months ended March 31, 2000 or 3.3% of total interest income.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

(in Thousands)
(unaudited)
                                                                       Three months ended March 31,
                                            ---------------------------------------------------------------------------------
                                                             2001                                      2000
                                            ---------------------------------------   ---------------------------------------
                                              Average                    Average        Average                    Average
                                              Balance      Interest    Yield/Rate       Balance       Interest    Yield/Rate
                                            ------------  -----------  ------------   ------------   -----------  -----------
Interest-earning assets:
Loans                                         $ 179,904      $ 4,491         9.99%      $ 196,789       $ 4,747        9.65%
Investment securities                           117,675        2,495          8.48        103,705         2,301         8.88
Interest-bearing deposits and other              14,271          118          3.31         17,705           256         5.78
                                            ------------  -----------  ------------   ------------   -----------  -----------
 Total interest-earning assets                $ 311,850      $ 7,104         9.11%      $ 318,199       $ 7,304        9.18%

Interest-bearing liabilities:
Deposits:
   NOW                                         $ 42,007        $ 463         4.42%        $ 7,909          $ 84        4.26%
   Money Market                                     291            2          2.76            972            10         4.13
   Savings and Passbook                          22,488          220          3.92         18,951           192         4.06
   Time                                         204,472        3,328          6.53        241,607         3,710         6.16
Borrowed funds                                   42,600          752          7.08         47,145           748         6.36
                                            ------------  -----------  ------------   ------------   -----------  -----------
 Total interest-bearing liabilities           $ 311,858      $ 4,765         6.13%      $ 316,584       $ 4,744        6.01%
                                            ------------  -----------  ------------   ------------   -----------  -----------

Excess of interest-earning assets over
interest-bearing liabilities                       $ (8)                                  $ 1,615
                                            ============                              ============

Net interest income                                          $ 2,339                                    $ 2,560
                                                          ===========                                ===========

Net interest rate spread                                                     2.98%                                     3.17%
                                                                       ============                               ===========

Net interest margin                                                          3.00%                                     3.22%
                                                                       ============                               ===========

Average interest-earning assets to average
interest-bearing liabilities                                               100.00%                                   100.51%
                                                                       ============                               ===========

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

(in Thousands)
(unaudited)
                                                      March 31, 2001 vs. March 31, 2000


                                                      Increase or Decrease
                                                       Due to Changes in
                                               -----------------------------------     Total
                                                    Average          Average          Increase
                                                    Volume            Rate           (Decrease)
                                               ----------------   ----------------  ----------------
Variance in interest income on:
   Interest-earning assets:
     Loans                                           $(407)           $ 151            $(256)
     Investment securities                             310             (116)             194
     Interest-bearing deposits and other               (50)             (88)            (138)
                                                     -----            -----            -----
        Total interest-earning assets                $(147)           $ (53)           $(200)
                                                     -----            -----            -----

Interest-bearing liabilities:
   Deposits:
     NOW                                             $ 362            $  17            $ 379
     Money market                                       (7)              (1)              (8)
     Savings & Passbook                                 35               (8)              27
     Time                                             (570)             188             (382)
   Borrowed funds                                      (72)              77                5
                                                     -----            -----            -----
        Total interest-bearing liabilities           $(252)           $ 273            $  21
                                                     -----            -----            -----

Changes in net interest income                       $ 105            $(326)           $(221)
                                                     =====            =====            =====

PROVISION FOR LOAN LOSSES

Management records the provision for loan losses in amounts that result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, $34,000 was added to the provision for loan losses during the three months ended March 31, 2001. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.15% at March 31, 2001, compared to 1.15% at December 31, 2000 and 1.04% at March 31, 2000. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. The Bank had charge-offs on loans of $37,000 during the three months ended March 31, 2001 compared to zero for the three months ended March 31, 2000. Recoveries on loans of $1,000 were recorded during the three months ended March 31, 2001 compared to zero recoveries for the same period in 2000.

NON-INTEREST INCOME

Non-interest income increased $590,000 to $329,000 for the three months ended March 31, 2001. Gain on sale of investment securities was $53,000 for the three months ended March 31, 2001 compared to a loss of $267,000 for the same period in 2000. Service fee income increased $168,000 due to increased deposit accounts incurring service charges, and other non-interest income reflects a decrease of $90,000 primarily related to the decrease of income on bank owned life insurance for the three month period ended March 31, 2001 compared to the same period in 2000.

NON-INTEREST EXPENSE

Non-interest expense decreased $1.5 million, or 31.5% to $3.4 million, for the three months ended March 31, 2001. Of this decrease advertising expenses decreased $854,000 due to returning our focus to community banking, online partnerships expense decreased $615,000 due to a reduction in new account incentives and certain contract renegotiations, and salaries and employee benefits expense decreased $546,000 due to staff reductions. Other operating expenses increased $730,000 due primarily to unreconciled accounts found during a review of account reconcilements. The Bank is reviewing the cause of these unreconciled accounts.

INCOME TAX EXPENSE

No income tax expense was recorded for the three months ended March 31, 2001, compared to an income tax benefit of $175,000 for the three months ended March 31, 2000.

LOAN PORTFOLIO

Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $179.3 million at March 31, 2001 compared to $179.2 million at December 31, 2000. Loans receivable represented 54.8% of total assets as of March 31, 2001 compared to 53.3% at December 31, 2000.

The following table summarizes the loan portfolio of the Company by loan category and amount at March 31, 2001, compared to December 31, 2000:

(in Thousands)
                                                           March 31,                               December 31,
                                                -------------------------------          -------------------------------
                                                  2001                   %                  2000                  %
                                                -------------------------------          -------------------------------
Real Estate
  1 - 4 family residential properties           $  12,954                   7.1%          $  12,900                  7.1%
  Commercial real estate                          130,494                  71.8             135,152                 74.5
  Multifamily residential properties               10,155                   5.6               9,952                  5.5
Construction                                        9,238                   5.1               8,821                  4.9
Commercial and industrial                          16,864                   9.3              12,645                  7.0
Consumer                                            1,956                   1.1               2,025                  1.1
                                                ---------            ----------           ---------           ----------

    Total loans, net of discount                $ 181,661                 100.0%          $ 181,495                100.0%
                                                =========            ==========           =========           ==========

    Deferred loan fees                               (284)                                    (240)
    Allowance for loan losses                      (2,088)                                  (2,090)
                                                ---------                                 --------

    Net loans                                   $ 179,289                                 $179,165
                                                =========                                 ========

At March 31, 2001 the Bank's net discounted loan portfolio amounted to $94.2 million or 51.9% of total loans net of discount. These loans have a face value of $97.1 million, reflecting a discount of $2.9 million or 3.0%. At December 31, 2000 the Bank's net discounted loan portfolio amounted to $95.5 million or 53.3% of total loans net of discount. These loans had a face value of $98.6 million, reflecting a discount of $3.1 million or 3.1%. At March 31, 2001, and December 31, 2000, the Bank has identified $623,000 and $795,000, respectively, of the purchased loan discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans. The decrease in the cash discount can be attributed to the payoff of loan assets from the discounted loan portfolio during the quarter.

On March 31, 2001, the net book value of non-accrual loans was approximately $71,000 compared to $260,000 at December 31, 2000. The amount of troubled debt restructured loans totaled $1.5 million as of March 31, 2001 compared to $1.4 million as of December 31, 2000. The Bank will recognize income on non-accrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan sufficient to cover the outstanding obligation to the Bank. At March 31, 2001 the allowance for loan losses to non-performing loans, net of discount was 1881.1% compared to 803.9% at December 31, 2000. The Bank's allowance for loan losses and purchased discount to total loans net of discount, was 2.7% and 2.9% at March 31, 2001 and December 31, 2000, respectively.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended March 31, 2001 compared to December 31, 2000:

(in Thousands)
                                      Three months          Twelve months
                                     ended March 31,      ended December 31,
                                          2001                  2000
                                     ---------------      ------------------
Balance at beginning of period           $ 2,090               $ 2,115
   Provision for loan losses                  34                 --
   Charge-offs                               (37)                  (26)
   Recoveries                                  1                     1
                                         -------               -------
Balance at end of period                 $ 2,088               $ 2,090
                                         =======               =======

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at March 31, 2001, and December 31, 2000, respectively, for each major category of the Company's investment securities:

(in Thousands)

                                                                March 31, 2001
                                     ------------------------------------------------------------------

                                                           Gross           Gross         Approximate
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
         securities                        $ 25,580            $ 201        $     (9)         $ 25,772
Mortgage-backed securities                   12,961               --             (34)           12,927
Corporate securities                         12,180              134            (387)           11,927
Trust preferred securities                    8,854               71            (565)            8,360
Other securities                                797               --              --               797
                                     ---------------   --------------  --------------  ----------------

Total Available-for-Sale                   $ 60,372            $ 406        $   (995)         $ 59,783
                                     ===============   ==============  ==============  ================

Held-to-Maturity
U.S. Government and agency
         securities                        $  3,973            $  64        $     --          $  4,037
Mortgage-backed securities                   11,001               47             (63)           10,985
Corporate obligations                        15,435               77          (1,938)           13,574
Trust preferred securities                   28,159              128          (2,566)           25,721
Municipal securities                          3,176               31              (1)            3,206
                                     ---------------   --------------  --------------  ----------------
Total Held-to-Maturity                     $ 61,744            $ 347        $ (4,568)         $ 57,523
                                     ===============   ==============  ==============  ================
(in Thousands)
                                                             December 31, 2000
                                     ------------------------------------------------------------------

                                                           Gross           Gross         Approximate
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
         securities                        $ 14,058            $  --        $    (71)         $ 13,987
Mortgage-backed securities                   11,052               30            (141)           10,941
Corporate securities                         12,168               42            (595)           11,615
Trust preferred securities                    9,355               13            (810)            8,558
Other securities                                815                3              --               818
                                     ---------------   --------------  --------------  ----------------

Total Available-for-Sale                   $ 47,448            $  88        $ (1,617)         $ 45,919
                                     ===============   ==============  ==============  ================

Held-to-Maturity
U.S. Government and agency
         securities                        $ 23,898            $  70        $    (42)         $ 23,926
Mortgage-backed securities                   11,004              134            (142)           10,996
Corporate obligations                        15,408               37          (2,420)           13,025
Trust preferred securities                   28,709               12          (4,141)           24,580
Municipal securities                          3,175               20              (3)            3,192
                                     ---------------   --------------  --------------  ----------------

Total Held-to-Maturity                     $ 82,194            $ 273        $ (6,748)         $ 75,719
                                     ===============   ==============  ==============  ================

LIQUIDITY

The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available-for-Sale" securities, loan sales, loan repayments, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits decreased 2.9% to $273.9 million at March 31, 2001, compared to $281.9 million as of December 31, 2000. Institutional deposits decreased 12.0% to $83.9 million at March 31, 2001 from $95.3 million at December 31, 2000. These deposits had a weighted average cost of 6.57%. The Bank has made a concerted effort to attract deposits through competitive pricing of its deposit products. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available-for-Sale" securities, loan sales, loan repayments, and the Federal Funds markets to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Company's deposit portfolio.

(in Thousands)
                                                 March 31, 2001                 December 31, 2000
                                          -------------------------------  ----------------------------
                                              Amount          Percent         Amount        Percent
                                          ---------------  --------------  -------------  -------------
Demand                                         $   4,886             1.8%      $  5,893            2.1%
NOW                                               46,263            16.9         39,202           13.9
Money Market                                         203             0.1            360            0.1
Savings and Passbook                              23,918             8.7         22,852            8.1
Time                                             198,592            72.5        213,625           75.8
                                          ---------------  --------------  -------------  -------------
                                               $ 273,862           100.0%      $281,932          100.0%
                                          ===============  ==============  =============  =============

The following table summarizes the maturity composition of time deposits at March 31, 2001, compared to December 31, 2000:

(in Thousands)
                                                    March 31, 2001               December 31, 2000
                                          -------------------------------  ----------------------------
Within one year                                $  93,714            47.1%      $ 94,201           44.1%
Over one year through two years                   42,066            21.2         39,135           18.3
Over two years through three years                19,220             9.7         34,966           16.4
Over three years through five years               43,071            21.7         44,823           21.0
Over five years through ten years                    521             0.3            500            0.2
                                          ---------------  --------------  -------------  -------------
                                               $ 198,592           100.0%      $213,625          100.0%
                                          ===============  ==============  =============  =============

Borrowings were unchanged as of March 31, 2001 compared to December 31, 2000. The Bank has four outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectively. These four credit facilities have interest rates of 5.63%, 6.31%, 4.84%, and 5.37%, and conversion dates of September 15, 2003, December 20, 2001, September 30, 2003, and April 7, 2005, respectively. The conversion rates on these credit facilities are based on the three month LIBOR rate plus 14 basis points, 16 basis points, 14.5 basis points, and 13.5 basis points, respectively. The Company also has a prime based loan in the amount of $2.6 million with a maturity date of December 16, 2001. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds.

CAPITAL RESOURCES

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary sanctions by regulators that, if undertaken, could have a material adverse effect on the financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets. Liabilities and certain off-balance sheet items are calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about component, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). At March 31, 2001, the Bank meets all capital adequacy requirements to which it is subject. As indicated in the table below, as of March 31, 2001, the Company was not in compliance with two capital ratios.

At March 31, 2001 the Bank's actual and required minimum capital ratios were as follows:

For the Bank:                                                                                                   To be well
-------------                                                                                                Capitalized under
(in Thousands)                                                                       For Capital             Prompt Corrective
As of March 31, 2001:                                                             Adequacy Purposes          Action Provisions
---------------------                          Amount              Ratio           Amount        Ratio        Amount      Ratio
                                        --------------------  --------------  ---------------  ---------  -------------  ---------
  Total Capital
    (to Risk Weighted Assets)                $ 21,980               8.4%         $ 20,962         8.0%       $ 26,203      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  19,892                7.6           10,481          4.0         15,722        6.0
  Tier I Capital
    (to Average Assets)                        19,892                6.1           13,010          4.0         16,263        5.0
As of December 31, 2000:
  Total Capital
    (to Risk Weighted Assets)                $ 22,340               8.4%         $ 21,248         8.0%       $ 26,560      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  20,250                7.6           10,624          4.0         15,936        6.0
  Tier I Capital
    (to Average Assets)                        20,250                6.0           13,573          4.0         16,966        5.0

At March 31, 2001 the Company's actual and required minimum capital ratios were as follows:

For the Company:
----------------                                                                      For Capital
(in Thousands)                                                                      Adequacy Purposes
As of March 31, 2001:                             Amount             Ratio           Amount         Ratio
---------------------                      --------------------  --------------  ---------------  ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 20,674            7.9%         $ 20,978       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                        11,463             4.4           10,489        4.0
  Tier I Capital
    (to Average Assets)                              11,463             3.5           13,059        4.0
As of December 31, 2000:
  Total Capital
    (to Risk Weighted Assets)                      $ 22,090            8.3%         $ 21,263       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                        13,331             5.0           10,632        4.0
  Tier I Capital
    (to Average Assets)                              13,331             4.0           13,493        4.0

As previously reported, the Company has entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and the Bank has entered into a Memorandum of Understanding with the Regional Director of the Federal Deposit Insurance Corporation. In both instances, regulatory action was initiated due to, among other things, losses incurred by the Company as well as criticisms raised upon examination of the Company and the Bank by its federal and state regulators.

On September 30, 1999 the Company issued 1,400,000 common shares in a public offering. The shares were sold at $6.75 providing the Company with $8.1 million of net proceeds.

On March 9, 1999 the Company issued $10.0 million of 9.5% junior subordinated debentures to USA Capital Trust I, a Delaware business trust, in which the Company owns all of the common equity. The trust issued $10.0 million of trust preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. The junior subordinated debentures mature in 2029. The trust preferred securities are Tier I eligible except, in accordance with Federal Reserve Board regulations, the Company is limited to recognizing $2.9 million as Tier I capital, such that no more than 25% percent of Tier I capital is comprised of trust preferred securities. The Company has invested $6.0 million of the proceeds in the Bank.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

On December 12, 2000, eMachines, Inc. filed a complaint for breach of contract against us with the American Arbitration Association alleging that we breached an agreement which we entered into with eMachines in November, 1999. eMachines is seeking approximately $1,400,000 in damages plus interest, arbitration fees, attorneys fees, and other expenses related to the dispute. In January, 2001, we filed a counterclaim denying that eMachines is entitled to relief, and we are seeking damages in the amount of $1,000,000 plus interest, arbitration fees, attorneys fees, and other costs and expenses associated with this matter. We believe that we have a meritorious defense to these claims and intend to contest this matter vigorously. However, this matter is in a preliminary stage and no prediction can be made as to its ultimate outcome.

On March 29, 2001, an arbitrator from the American Arbitration Association awarded $648,000 to a former employee of the Company in connection with such former employee's claim for certain commissions under his employment agreement with the Company. The Company has filed an appeal. The Company recorded the $648,000 as an expense in the fourth quarter 2000.

The Company and the Bank are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

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

Exhibit No.
-----------

3.1      Articles of Incorporation of USABancShares.com, as amended*

3.2      Bylaws of USABancShares*

4.1      Indenture of USABancShares.com relating to Junior Subordinated
         Debentures**

4.2      Form of Certificate of Exchange Junior Subordinated Debenture**

4.3      Form of Certificate of Original Junior Subordinated Debenture**

4.4      Certificate of Trust of USA Capital Trust**

4.5      Amended and Restated Declaration of Trust of USA Capital Trust**

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

---------------------------------
* Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, as amended, Registration No.33-92506.
** Incorporated by reference from the Registration Statement on Form S-4 of USABancShares.com filed on May 12, 1999.
*** Incorporated by reference from USABancShares.com's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
**** Incorporated by reference from the Registration Statement on Form S-4 of USABancShares.com, Registration No.333-78348.
***** Incorporated by reference from the Registration Statement on Form S-8 of
      USABancShares.com, Registration No.333-841351.
+ Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, Registration No.333-83041.
++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 7, 2000.

      (B) Reports on Form 8-K

      USABancShares.com, Inc. did not file any reports on Form 8-K during the first quarter of 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.


                                    USABancShares.com, Inc.


         Date: May 15, 2001     By: /s/ Daniel J. Machon, Jr.
                                    -------------------------
                                    Daniel J. Machon, Jr.,
                                    Chief Financial Officer
                                    (Principal Executive, Accounting and
                                    Financial Officer)