Form 10QSB
period 2001-06-30
USABANCSHARES COM INC
filed 2001-08-14
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            -------------------------

                                   Form 10-QSB


             (Mark One)

         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended June 30, 2001

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

Common Stock, $1.00 par value, outstanding on August 17, 2001: 5,554,545 shares

                                TABLE OF CONTENTS
                                -----------------

         PART I            FINANCIAL INFORMATION                                            Page #
                          Item 1. Financial Statements

                                  Consolidated Balance Sheets                                  3

                                  Consolidated Statements of Operations                        4

                                  Consolidated Statement of Changes in Stockholders' Equity
                                  and Comprehensive Loss                                       5

                                  Consolidated Statements of Cash Flows                        6

                                  Notes to the Consolidated Financial Statements               7

                          Item 2. Management's Discussion and Analysis                        10


         PART II          OTHER INFORMATION

                          Item 1. Legal Proceedings                                           21

                          Item 2. Change in Securities                                        22

                          Item 3. Defaults Upon Senior Securities                             22

                          Item 4. Submission of Matters to a Vote of Security Holders         22

                          Item 5. Other Information                                           22

                          Item 6. Exhibits and Reports on Form 8-K                            22

         SIGNATURES                                                                           24

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              USABANCSHARES.COM, INC. AND SUBSIDIARIES
                                                     Consolidated Balance Sheets
                                                           (in Thousands)

                                                                                             (unaudited)
                                                                                               June 30,             December 31,
                                                                                                 2001                   2000
                                                                                              ---------             ------------
ASSETS
Cash and due from banks                                                                       $    659              $      1,857
Interest-bearing deposits with banks                                                            10,223                    10,308
Securities available-for-sale                                                                   48,832                    45,919
Securities held-to-maturity (fair value: 2001 - $56,460;
  2000 - $75,719)                                                                               59,196                    81,447
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                                1,500                     4,011
Loans receivable, net                                                                          176,855                   179,165
Premises and equipment, net                                                                      2,671                     2,970
Accrued interest receivable                                                                      3,290                     3,427
Real estate held for investment                                                                  2,429                     2,174
Other real estate owned                                                                            -                          40
Goodwill, net                                                                                       44                        46
Deferred income taxes                                                                              905                     1,275
Other assets                                                                                     4,015                     3,812
                                                                                              --------              ------------

    Total assets                                                                              $310,619              $    336,451
                                                                                              ========              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                                      $  3,567              $      5,893
  NOW                                                                                           42,946                    39,202
  Money Market                                                                                     127                       360
  Savings and Passbook                                                                          24,597                    22,852
  Time                                                                                         188,098                   213,625
                                                                                            ----------              ------------
   Total deposits                                                                              259,335                   281,932
Borrowed funds:
  Short term borrowings                                                                          2,600                     2,600
  Long term borrowings                                                                          30,000                    30,000
  Guaranteed preferred beneficial interests in subordinated debt                                10,000                    10,000
Accrued interest payable                                                                         2,009                     2,208
Accrued expenses and other liabilities                                                           1,157                     1,061
                                                                                              --------              ------------
  Total liabilities                                                                            305,101                   327,801

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
  no shares issued and outstanding                                                                -                          -
Common stock, $1.00 par value; 25,000,000 authorized shares;
  5,724,434 shares issued and outstanding at June 30, 2001, as adjusted;
  5,724,434 shares issued and outstanding at December 31, 2000, as adjusted                      5,724                     5,724
Treasury stock, at cost, 169,889 shares at June 30, 2001; 334,514 shares
  at December 31, 2000                                                                            (336)                     (597)
Additional paid-in capital                                                                      15,840                    15,957
Accumulated deficit                                                                            (14,902)                  (11,043)
Accumulated other comprehensive loss                                                              (808)                   (1,391)
                                                                                              --------              ------------

  Total stockholders' equity                                                                     5,518                     8,650
                                                                                              --------              ------------
     Total liabilities and stockholders' equity                                               $310,619              $    336,451
                                                                                              ========              ============

The accompanying notes are an integral part of these consolidated financial statements.

                                              USABANCSHARES.COM, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Operations
                                                (in Thousands, except per share data)
                                                             (unaudited)

                                                                     Six Months Ended                  Three Months Ended
                                                                         June 30,                            June 30,
                                                         ------------------------------------   -----------------------------------
                                                               2001               2000               2001               2000
                                                         -----------------   ----------------   ----------------   ----------------
Interest income:
  Loans                                                  $           9,085   $         10,183   $          4,594   $          5,435
  Investment securities                                              4,889              4,607              2,394              2,307
  Interest-bearing deposits and other                                  195                809                 77                553
                                                         -----------------   ----------------   ----------------   ----------------
      Total interest income                                         14,169             15,599              7,065              8,295

Interest expense:
  Deposits                                                           7,843              8,413              3,829              4,417
  Borrowed funds                                                     1,485              1,567                733                819
                                                         -----------------   ----------------   ----------------   ----------------
      Total interest expense                                         9,328              9,980              4,562              5,236
                                                         -----------------   ----------------   ----------------   ----------------
Net interest income                                                  4,841              5,619              2,503              3,059
Provision for loan losses                                               44                -                   10                -
                                                         -----------------   ----------------   ----------------   ----------------
Net interest income after provision for loan losses                  4,797              5,619              2,493              3,059

Non-interest income:
  Service fee income                                                   618                304                356                215
  Gain (loss) on sales of investment securities                        104               (243)                51                 24
  (Loss) gain on sale of other real estate                              (7)                 8                 (7)               -
  Brokerage operations loss                                            -                 (380)               -                 (188)
  Other                                                                 20                206                  6                110
                                                         -----------------   ----------------   ----------------   ----------------
      Total non-interest income                                        735               (105)               406                161

Non-interest expense:
  Salaries and employee benefits                                     1,472              2,088                591                659
  Net occupancy expense                                                600                508                295                296
  Professional fees                                                    600                735                424                371
  Office expenses                                                      153                391                 55                162
  Data processing fees                                                 837                731                430                380
  Advertising expense                                                   41              1,804                 33              1,429
  Online Partnerships                                                  -                1,168                  -                 72
  Insurance expense                                                     85                 70                 46                 13
  Travel expense                                                        52                365                 27                189
  Check printing expense                                                18                223                  -                185
  Loan servicing expense                                                26                404                 12                184
  Internet expense                                                     639                 45                784                 45
  Deposit loss                                                       2,976                -                2,976                  -
  Other operating expenses                                           1,892              1,206                342                829
                                                         -----------------   ----------------   ----------------   ----------------
      Total non-interest expense                                     9,391              9,738              6,015              4,814
                                                         -----------------   ----------------   ----------------   ----------------

Loss before income tax expense (benefit)                            (3,859)            (4,224)            (3,116)            (1,594)
Income tax expense (benefit)                                           -                 (363)                 -               (188)
                                                         -----------------   ----------------   ----------------   ----------------
Net loss                                                 $          (3,859)  $         (3,861)  $         (3,116)  $         (1,406)
                                                         =================   ================   ================   ================

Loss per share - basic                                   $           (0.72)  $          (0.68)  $          (0.60)  $          (0.25)
                                                         =================   ================   ================   ================

Loss per share - diluted                                 $           (0.72)  $          (0.68)  $          (0.60)  $          (0.25)
                                                         =================   ================   ================   ================

The accompanying notes are an integral part of these consolidated financial statements.

                                              USABANCSHARES.COM, INC. AND SUBSIDIARIES
                                      Consolidated Statement of Changes In Stockholders' Equity
                                                       and Comprehensive Loss
                                                           (in Thousands)
                                                             (unaudited)

                                                                                      Accumulated
                                                      Additional     Accumulated        other             Total
                               Common     Treasury     paid-in        earnings       comprehensive     stockholders'   Comprehensive
                               Stock       Stock       capital        (deficit)      income (loss)        equity           loss
                               ------     --------    ----------   ----------------  -------------        ------       -------------
Balance, December 31, 2000     $5,724     $  (597)    $   15,957     $    (11,043)  $      (1,391)      $   8,650

Net loss                         -           -              -                (743)           -               (743)        $    (743)

Other comprehensive gain,
 net of reclassification
 adjustments and taxes           -           -              -              -                  582             582               582
                                                                                                                          ---------


Total comprehensive
 loss                                                                                                                     $    (161)
                                                                                                                          =========


Purchase of treasury stock       -           (729)          -              -                 -               (729)

Warrants                         -           -                61           -                 -                 61

                               ------     -------     ----------     ------------   -------------       ---------
Balance, March 31, 2001        $5,724     $(1,326)    $   16,018     $    (11,786)  $        (809)      $   7,821
                               ======     =======     ==========     ============   =============       =========
Net loss                         -           -              -              (3,116)           -             (3,116)          $(3,116)

Other comprehensive gain,
 net of reclassification
 adjustments and taxes           -           -              -              -                    1               1                 1
                                                                                                                          ---------


Total comprehensive
 loss                                                                                                                     $  (3,115)
                                                                                                                          =========


Sale of treasury stock           -            990           (240)          -                 -                750

Warrants                         -           -                62           -                 -                 62

                               ------     -------     ----------     ------------   -------------       ---------
Balance, June 30, 2001         $5,724     $  (336)    $   15,840     $    (14,902)  $        (808)         $5,518
                               ======     =======     ==========     ============   =============       =========


The accompanying notes are an integral part of these consolidated financial statements.

                                              USABANCSHARES.COM, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                                           (in Thousands)
                                                             (unaudited)

                                                                                     Six months ended June 30,
                                                                          -------------------------------------------------
                                                                                   2001                      2000
                                                                          -----------------------   -----------------------
Cash flows from operating activities:
    Net loss                                                                            $ (3,859)                 $ (3,861)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for possible loan losses                                                        44                         -
    Depreciation and amortization                                                            356                       256
    Decrease of goodwill                                                                       2                         2
    Net accretion of discounts on purchased loan portfolios                                 (410)                   (1,095)
    Net accretion/amortization of securities discount/premiums                               (25)                     (217)
    Net accretion of zero coupon bonds                                                      (314)                        -
    Net amortization of warrants                                                             123                       123
    Net gains (losses) on sale of securities                                                 104                      (243)
    Net (losses) gains on sale of real estate owned                                           (7)                        8
    Net increase in deferred fees                                                            106                        29
    Decrease (increase) in accrued interest receivable                                       137                      (197)
    Decrease (increase) in deferred income taxes                                             370                      (112)
    Increase in bank owned life insurance                                                      -                      (131)
    Increase in other assets                                                                (203)                     (774)
    Decrease in accrued interest payable                                                    (367)                   (2,804)
    Increase in accrued expenses and other liabilities                                        96                        91
                                                                          -----------------------   -----------------------
      Net cash used in operating activities                                               (3,847)                   (8,925)
                                                                          -----------------------   -----------------------

Cash flows from investing activities:
    Investment securities available-for-sale:
         Purchases                                                                       (36,349)                        -
         Sales                                                                            12,416                     5,957
         Maturities and principal repayments                                              21,941                       659
    Investment securities held-to-maturity:
         Purchases                                                                        (7,096)                  (53,314)
         Sales                                                                             3,301                     1,000
         Maturities and principal repayments                                              26,075                     3,815
    Purchases of FHLB Stock                                                                2,511                         -
    Decrease (increase) in interest bearing deposits with banks                               85                    (7,805)
    Principal payments on loans                                                           18,776                    18,606
    Originations of loans                                                                (16,163)                  (13,827)
    Sale/participation of loans                                                                -                    10,432
    Decrease in other real estate owned                                                       40                         -
    Increase in real estate held for investment                                             (255)                      (40)
    Purchases of premises and equipment                                                      (57)                   (2,135)
                                                                          -----------------------   -----------------------
      Net cash provided by (used in) investing activities                                 25,225                   (36,652)
                                                                          -----------------------   -----------------------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                  (22,597)                   46,628
    Decrease in long-term borrowings                                                           -                    (2,400)
    Exercise of stock options                                                                  -                       425
    Sales (purchases) of treasury stock                                                       21                         -
                                                                          -----------------------   -----------------------
      Net cash (used in) provided by financing activities                                (22,576)                   44,653
                                                                          -----------------------   -----------------------

    Net decrease in cash and cash equivalents                                             (1,198)                     (924)

    Cash and cash equivalents, beginning of period                                         1,857                     3,813
                                                                          -----------------------   -----------------------
    Cash and cash equivalents, end of period                                               $ 659                   $ 2,889
                                                                          =======================   =======================


The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                                  June 30, 2001

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (The "Company"), vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACredit, Inc., a Pennsylvania corporation, USARealEstate, Inc., a Pennsylvania corporation and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of June 30, 2001 and for the three months ended June 30, 2001 and 2000, are not necessarily indicative of results to be anticipated for the full year.

2.       Significant Event

During the second quarter of 2001 the Company discovered a defalcation involving a longstanding customer of vBank. The amount of the loss was $3.0 million and was recognized in the quarter ended June 30, 2001. vBank is aggressively pursuing, through legal means, collection of the loss.

3.       Agreements with Regulators

In July 2001, the Bank entered into a Stipulation and Consent to entry of Order to Cease and Desist with each of the Federal Deposit Insurance Corporation and the Department of Banking of the Commonwealth of Pennsylvania (the "Orders"). The Orders set forth requirements with respect to the Bank's assets, capital position, and policies and procedures. Each of the Orders further require the Bank to conduct its business in accordance with its terms and conditions and requires that periodic reports be made to the Bank's banking regulators. Pursuant to the Orders, the Bank is also required to adopt and implement formal internal review procedures which identify, measure, monitor and control risks associated with all electronic banking activities and to take all steps necessary to correct deficiencies related to certain identified loans, credit data and collateral. The Bank is prohibited from declaring or paying dividends without the prior approval of the Regional Director of the FDIC. The Orders also provide for periodic progress reports detailing actions taken to secure compliance with the Orders.

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

4.       Bondsonline Group, Inc.

In May 2000, the Company and its wholly owned subsidiary, USACapital, Inc. entered into an Asset Contribution Agreement with Bondsonline, Inc., resulting in the creation of a new entity known as Bondsonline Group, Inc. Using the equity method to account for the transaction in order to dispose of its direct interest in USACapital, Inc., a registered broker dealer, the Company contributed all of the issued and outstanding capital stock of USACapital, Inc. in exchange for 5,472,867 shares or 49% of Bondsonline Group, Inc.'s common shares outstanding. The common stock has a par value of $.001 per share. Pursuant to an agreement by the Federal Reserve Board of Governors the Company agreed to divest itself of Bondsonline Group, Inc. On April 17, 2001 the Company sold all shares of Bondsonline Group, Inc. for $1,000. This was recorded as a gain because the value of Bondsonline Group, Inc. was written down to zero in January 2001.

5.       Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

The following information was used in the computation of earnings per share on both a basic and diluted basis for the six and three month periods ended June 30, 2001 and 2000:

(in Thousands, except per share data)                                       Six months ended June 30,
(unaudited)                                                            ------------------------------------

                                                                             2001               2000
                                                                       -----------------  -----------------
Basic EPS Computation:
    Numerator - Net loss                                                       $ (3,859)          $ (3,861)
    Denominator - Weighted average shares outstanding                             5,348              5,687
                                                                       -----------------  -----------------
Basic loss per share                                                            $ (0.72)           $ (0.68)
                                                                       =================  =================

Diluted EPS Computation:
    Numerator - Net loss                                                       $ (3,859)          $ (3,861)
    Denominator - Weighted average shares outstanding                             5,348              5,687
    Effect of dilutive securities                                                     -                  -
                                                                       -----------------  -----------------
Diluted loss per share                                                          $ (0.72)           $ (0.68)
                                                                       =================  =================

                                                                           Three months ended June 30,
                                                                       ------------------------------------
                                                                             2001               2000
                                                                       -----------------  -----------------
Basic EPS Computation:
    Numerator - Net loss                                                       $ (3,116)          $ (1,406)
    Denominator - Weighted average shares outstanding                             5,219              5,723
                                                                       -----------------  -----------------
Basic loss per share                                                            $ (0.60)           $ (0.25)
                                                                       =================  =================

Diluted EPS Computation:
    Numerator - Net loss                                                       $ (3,116)          $ (1,406)
    Denominator - Weighted average shares outstanding                             5,219              5,723
    Effect of dilutive securities                                                     -                  -
                                                                       -----------------  -----------------
Diluted loss per share                                                          $ (0.60)           $ (0.25)
                                                                       =================  =================


There were options to purchase 662,698 shares of common stock at a range of $2.83 to $12.00 per share, which were outstanding at June 30, 2001. These shares were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Company for the six and three months ended June 30, 2001 and 2000.

6.       New Accounting Pronouncement


In September 2000, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaced SFAS No. 125. The adoption of this statement had no impact on the Company's consolidated financial statements.

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

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

FINANCIAL CONDITION

The Company's total assets decreased from $336.5 million at December 31, 2000 to $310.6 million at June 30, 2001, a decrease of $25.9 million, or 7.7%. The decrease was due primarily to a decrease in the securities portfolio of $19.3 million, and decreases of the Federal Home Loan Bank ("FHLB") stock and loans receivable of $2.5 million and $2.3 million respectively. The decrease in the securities portfolio was primarily due to the maturities and redemptions of federal agency bonds and United States treasury securities and principal reductions of mortgage backed securities, and to a lesser extent, sales of corporate and trust preferred securities.

The reduction in total assets was due to a decrease in deposits of $22.6 million. Time deposits decreased $25.5 million, demand deposits decreased $2.3 million, transaction accounts increased $3.7 million, and savings and passbook accounts increased by $1.7 million. The Company's stockholders' equity decreased from $8.6 million at December 31, 2000 to $5.5 million at June 30, 2001, due to the operating loss incurred by the Company for the six months ended June 30, 2001.

NET INCOME

The Company reported a net loss of $3.9 million or $0.69 loss per diluted share, for the six months ended June 30, 2001, compared to a net loss of $3.9 million or $0.68 loss per diluted share for the six months ended June 30, 2000. During the second quarter of 2001 the Company recorded a one-time loss of $3.0 million relating to a defalcation committed by a longstanding customer. Without the one-time loss the net loss would have been $883,000 or $0.17 loss per diluted share. The loss decreased due to the Company's return to community banking and reductions in non-interest expenses primarily in salaries and benefits, advertising, and online partnership expenses.

The Company reported a net loss of $3.1 million or $0.56 loss per diluted share, for the three months ended June 30, 2001, compared to a net loss of $1.4 million or $0.25 loss per diluted share for the three months ended June 30, 2000. During the second quarter of 2001 the Company recorded a one-time loss of $3.0 million relating to a defalcation committed by a longstanding customer. Without the one-time loss the net loss would have been $140,000 or $0.03 loss per diluted share. The loss decreased due to the Company's return to community banking and reductions in non-interest expenses primarily in salaries and benefits, advertising, and online partnership expenses.

INTEREST INCOME

Total interest income decreased $1.4 million or 9.2% to $14.2 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, due to a decrease in average earning assets of $19.1 million during the same time period. Income on loans decreased $1.1 million due to a decline in average earning loan balances of $17.9 million. Income on investments increased $282,000 due to an increase in investment portfolio average balances of $13.6 million between the noted periods. Income on interest bearing deposits decreased $614,000 due to a decline in average balance of overnight funds, primarily held at the Federal Home Loan Bank, of $14.9 million and a decrease in the overnight funds rate of approximately 279 basis points.

Total interest income decreased $1.2 million or 14.8% to $7.1 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, due to a decrease in average earning assets of $30.3 million during the same time period. Income on loans decreased $841,000 due to the average earning loan balances decreasing $18.8 million. Income on investments increased $87,000 due to an increase in investment portfolio average balances of $14.8 million between the noted periods. Income on interest bearing deposits decreased $476,000 due to a decline in average balance of overnight funds, primarily held at the Federal Home Loan Bank, of $26.2 million and a decrease in the overnight funds rate of approximately 149 basis points.

INTEREST EXPENSE

Total interest expense decreased $652,000 or 6.5% to $9.3 million, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, primarily due to a decrease in the average balance of time deposits of $48.9 million, offset by an increase in the average balance of NOW accounts of $30.8 million. Interest expense on deposits decreased $570,000, due to a decrease in the average cost of funds on NOW deposits of 71 basis points. Interest expense on borrowed funds decreased $82,000, due to a decline in the average balance of $4.4 million, offset by an increase in the cost of funds on borrowed funds by 30 basis points compared to the same period in 2000. The average cost of funds, including borrowed funds, was 6.08% for the six months ended June 30, 2001 compared to 6.13% over the same period in 2000.

Total interest expense decreased $674,000 or 12.9% to $4.6 million, for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, primarily due to a decrease in the average balance of time deposits of $60.6 million, offset by an increase in the average balance of NOW accounts of $27.5 million. Interest expense on deposits decreased $588,000, due to a decrease in the average cost of funds on NOW deposits of 141 basis points. Interest expense on borrowed funds decreased $86,000, due to a decline in the average balance decreasing $4.2 million, as compared to the same period in 2000. The average cost of funds, including borrowed funds, was 5.96% for the three months ended June 30, 2001 compared to 6.18% over the same period in 2000.

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

Net interest income, after the provision for loan losses for the six months ended June 30, 2001, decreased $822,000 or 14.6%, to $4.8 million, from $5.6 million for the same period in 2000. Average interest-earning assets decreased by $19.1 million, or 5.8% to $310.0 million, for the six months ended June 30, 2001 compared to the same period in 2000. Average interest-bearing liabilities decreased $19.1 million or 5.8% over the same period. The average yield on total interest-earning assets declined by 34 basis points while the average yield on total interest-bearing liabilities declined by 5 basis points. The net interest spread and the net interest margin decreased for the period ended June 30, 2001 compared to June 30, 2000, from 3.35% to 3.06% and 3.41% to 3.12%, respectively. For the three months ended June 30, 2001, $193,000 of discount was accreted into interest income or 2.7% of total interest income. This compares to $857,000 of discount accreted into interest income for the three months ended June 30, 2000 or 10.3% of total interest income.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on average interest-earning assets, expense on average interest-bearing liabilities, and net yields on average interest-earning assets for the periods indicated:

(in Thousands)
(unaudited)
                                                                          Six months ended June 30,
                                            ---------------------------------------------------------------------------------
                                                             2001                                      2000
                                            ---------------------------------------   ---------------------------------------
                                              Average                    Average        Average                    Average
                                              Balance      Interest    Yield/Rate       Balance       Interest    Yield/Rate
                                            ------------  -----------  ------------   ------------   -----------  -----------
Interest-earning assets:
Loans                                         $ 179,322      $ 9,085        10.13%      $ 197,176      $ 10,183       10.33%
Investment securities                           117,992        4,889          8.29        104,354         4,607         8.83
Interest-bearing deposits and other              12,730          195          3.06         27,650           809         5.85
                                            ------------  -----------  ------------   ------------   -----------  -----------
 Total interest-earning assets                $ 310,044     $ 14,169         9.14%      $ 329,180      $ 15,599        9.48%

Interest-bearing liabilities:
Deposits:
   NOW                                         $ 43,078        $ 807         3.78%       $ 12,268         $ 273        4.49%
   Money Market                                     242            4          3.33            777            16         4.15
   Savings and Passbook                          23,589          415          3.55         19,759           393         4.01
   Time                                         199,888        6,617          6.68        248,774         7,731         6.27
Borrowed funds                                   42,600        1,485          7.03         46,960         1,567         6.73
                                            ------------  -----------  ------------   ------------   -----------  -----------
 Total interest-bearing liabilities           $ 309,397      $ 9,328         6.08%      $ 328,538       $ 9,980        6.13%
                                            ------------  -----------  ------------   ------------   -----------  -----------

Excess of interest-earning assets over
interest-bearing liabilities                      $ 647                                     $ 642
                                            ============                              ============

Net interest income                                          $ 4,841                                    $ 5,619
                                                          ===========                                ===========

Net interest rate spread                                                     3.06%                                     3.35%
                                                                       ============                               ===========

Net interest margin                                                          3.12%                                     3.41%
                                                                       ============                               ===========
Average interest-earning assets to average
interest-bearing liabilities                                               100.21%                                   100.20%
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

(in Thousands)
(unaudited)
                                                   June 30, 2001 vs June 30, 2000

                                                       Increase or Decrease
                                                         Due to Changes in
                                               -----------------------------------
                                                                                         Total
                                                   Average            Average          Increase
                                                   Volume              Rate           (Decrease)
                                               ----------------   ----------------  ----------------
Variance in interest income on:
   Interest-earning assets:
     Loans                                              $ (922)            $ (176)         $ (1,098)
     Investment securities                                 602               (320)              282
     Interest-bearing deposits and other                  (437)              (177)             (614)
                                               ----------------   ----------------  ----------------
        Total interest-earning assets                   $ (757)            $ (673)         $ (1,430)
                                               ----------------   ----------------  ----------------

Interest-bearing liabilities:
   Deposits:
     NOW                                                 $ 687             $ (152)            $ 535
     Money market                                          (10)                (1)              (11)
     Savings & Passbook                                     77                (54)               23
     Time                                               (1,519)               402            (1,117)
   Borrowed funds                                         (145)                63             $ (82)
                                               ----------------   ----------------  ----------------
        Total interest-bearing liabilities              $ (910)             $ 258            $ (652)
                                               ----------------   ----------------  ----------------
Changes in net interest income                           $ 153             $ (931)           $ (778)
                                               ================   ================  ================

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio. Senior management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for loan watch list classified loans; an allowance based on historical trends, an additional allowance for special circumstances, and an unallocated portion. The Company consistently applies the following methodology.

The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of pass/watch, other assets especially mentioned ("OAEM") substandard, doubtful, or loss. Pass/watch loans are loans that although performing and considered adequately secured, may not have adhered to original underwriting guidelines and the departure(s) increase(s) overall risk levels. Loans in the pass/watch category may exhibit other than normal loan-to-value and/or debt service coverage ratios. OAEM loans are loans that are performing but have exhibited signs of weakness. If the weakness is not corrected the ability of the borrower to repay the debt may be jeopardized. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in non-accrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were $300,000 of loans classified substandard and $1.3 million of loans classified OAEM at June 30, 2001, compared to $272,000 of loans classified substandard and $785,000 of loans classified OAEM at December 31, 2000.

Loans on the loan watch list may also be impaired loans, which are defined as non-accrual loans or troubled debt restructuring, which are not in compliance with their restructured terms. Each of the classified loans on the loan watch list is individually analyzed to determine the level of the potential loss in the loan under the current circumstances. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. The allowance for loan watch list classified loans is equal to the total amount of potential unconfirmed losses for the individual classified loans on the watch list. Loan watch list loans are managed and monitored by senior management.

The allowance based on historical trends uses charge-off experience of the Company to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is based on the charge-off history. Historical loss experience percentages are applied to all non-classified loans to obtain the portion of the allowance for loan losses, which are based on historical trends. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances, which are subject to guarantee, by a government agency. Loan balances are also adjusted for unearned discount on installment loans.

The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed these estimates by definition lack precision.

Since all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance is available to absorb any and all loan losses.

A loan is placed in a non-accrual status at the time when ultimate collectability of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

As a result of senior management's evaluation of these factors, $44,000 was added to the provision for loan losses during the six months ended June 30, 2001. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.17% at June 30, 2001, compared to 1.15% at December 31, 2000 and 1.14% at June 30, 2000. The Company has charged-off loans of $47,000 during the six months ended June 30, 2001 compared to $1,000 for the six months ended June 30, 2000. Recoveries on loans of $3,000 were recorded during the six months ended June 30, 2001 compared to zero recoveries for the same period in 2000.

NON-INTEREST INCOME

Non-interest income increased $840,000 for the six months ended June 30, 2001. Gain on sale of investment securities was $104,000 for the six months ended June 30, 2001 compared to a loss of $243,000 for the same period in 2000. Service fee income increased $314,000 due to increased deposit accounts incurring service charges, and other non-interest income reflects a decrease of $194,000 primarily related to the decrease of income on bank owned life insurance for the six month period ended June 30, 2001 compared to the same period in 2000.

Non-interest income increased $245,000 for the three months ended June 30, 2001. Gain on sale of investment securities was $51,000 for the three months ended June 30, 2001 compared to a gain of $24,000 for the same period in 2000. Service fee income increased $141,000 due to increased deposit accounts incurring service charges, and other non-interest income reflects a decrease of $104,000 primarily related to the decrease of income on bank owned life insurance for the three month period ended June 30, 2001 compared to the same period in 2000.

NON-INTEREST EXPENSE

Non-interest expense decreased $347,000, or 3.6% to $9.4 million, for the six months ended June 30, 2001. Of this decrease, advertising expenses decreased $1.8 million as a result of a de-emphasis of the Internet initiative and a return of our focus to community banking; online partnerships expense decreased $1.2 million due to a reduction in new account incentives, and salaries and employee benefits expense decreased $616,000 due to staff reductions, and an increase in deposit loss of $3.0 million due to a defalcation committed by a long-standing customer in the second quarter of 2001.

Non-interest expense increased $1.2 million, or 24.9% to $6.0 million, for the three months ended June 30, 2001. This increase was partially offset by a decrease in advertising expenses of $1.4 million due to returning our focus to community banking, a decrease in online partnerships expense of $72,000 due to a reduction in new account incentives, and a decrease in salaries and employee benefits expense of $68,000 due to staff reductions, and an increase in deposit loss of $3.0 million due to a defalcation committed by a long-standing customer in the second quarter of 2001.

INCOME TAX EXPENSE

No income tax expense was recorded for the six or three months ended June 30, 2001, compared to an income tax benefit of $363,000 for the six months ended June 30, 2000 and an income tax benefit of $188,000 for the three months ended June 30, 2000.

LOAN PORTFOLIO

Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $176.9 million at June 30, 2001 compared to $179.2 million at December 31, 2000. Loans receivable represented 56.9% of total assets as of June 30, 2001 compared to 53.3% at December 31, 2000.

The following table summarizes the loan portfolio of the Company by loan category and amount at June 30, 2001, compared to December 31, 2000:

(in Thousands)
                                                                June 30,                       December 31,
                                                    -------------------------------   -------------------------------
                                                         2001              %              2000              %
                                                    -------------------------------   -------------------------------
Real Estate
  1 - 4 family residential properties                     $ 11,880            6.6%         $ 12,900             7.1%
  Commercial real estate                                   124,396            69.4          135,152             74.5
  Multifamily residential properties                        12,586             7.0            9,952              5.5
Construction                                                10,194             5.7            8,821              4.8
Commercial and industrial                                   18,311            10.2           12,645              7.0
Consumer                                                     1,924             1.1            2,025              1.1
                                                    ---------------  --------------   --------------  ---------------

    Total loans, net of discount                         $ 179,291          100.0%        $ 181,495           100.0%
                                                    ===============  ==============   ==============  ===============
    Deferred loan fees                                        (346)                            (240)
    Allowance for loan losses                               (2,090)                          (2,090)
                                                    ---------------                   --------------
    Net loans                                            $ 176,855                        $ 179,165
                                                    ===============                   ==============

At June 30, 2001 the Bank's net discounted loan portfolio amounted to $91.1 million or 50.8% of total loans net of discount. These loans have a face value of $93.8 million, reflecting a discount of $2.7 million or 2.9%. At December 31, 2000 the Bank's net discounted loan portfolio amounted to $95.5 million or 53.3% of total loans net of discount. These loans had a face value of $98.6 million, reflecting a discount of $3.1 million or 3.1%. At June 30, 2001, and December 31, 2000, the Bank has identified $510,000 and $795,000, respectively, of the purchased loan discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans. The decrease in the cash discount can be attributed to the payoff of loan assets from the discounted loan portfolio during the year.

On June 30, 2001, the net book value of non-accrual loans was approximately $118,000 compared to $260,000 at December 31, 2000. The amount of troubled debt restructured loans totaled $1.4 million as of June 30, 2001 compared to $1.4 million as of December 31, 2000. The Bank will recognize income on non-accrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan sufficient to cover the outstanding obligation to the Bank. At June 30, 2001 the allowance for loan losses to non-performing loans, net of discount was 1771.2% compared to 803.9% at December 31, 2000. The Bank's allowance for loan losses and purchased discount to total loans net of discount, was 2.7% and 2.9% at June 30, 2001 and December 31, 2000, respectively.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended June 30, 2001 compared to December 31, 2000:

(in Thousands)
                                            Six months          Twelve months
                                          ended June 30,      ended December 31,
                                               2001                 2000
                                        ----------------      -----------------
Balance at beginning of period          $          2,090      $           2,115
   Provision for loan losses                          44                   -
   Charge-offs                                       (47)                   (26)
   Recoveries                                          3                      1
                                        ----------------      -----------------
Balance at end of period                $          2,090      $           2,090
                                        ================      =================

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at June 30, 2001, and December 31, 2000, respectively, for each major category of the Company's investment securities:

(in Thousands)

                                                                June 30, 2001
                                     ------------------------------------------------------------------
                                                           Gross           Gross         Approximate
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
         securities                        $ 19,565             $ 45         $  (119)         $ 19,491
Mortgage-backed securities                   11,865                -             (76)           11,789
Corporate securities                          8,699              151            (227)            8,623
Trust preferred securities                    8,779              143            (525)            8,397
Other securities                                532                -               -               532
                                           --------            -----         -------          --------

Total Available-for-Sale                   $ 49,440            $ 339         $  (947)         $ 48,832
                                           ========            =====         =======          ========

Held-to-Maturity
U.S. Government and agency
         securities                        $  3,973            $  64         $     -          $  4,037
Mortgage-backed securities                   11,796               51            (167)           11,680
Corporate obligations                        14,029              273          (1,542)           12,760
Trust preferred securities                   26,939               31          (2,170)           24,800
Municipal securities                          3,177               13              (7)            3,183
                                           --------            -----         -------          --------
Total Held-to-Maturity                     $ 59,914            $ 432         $(3,886)         $ 56,460
                                           ========            =====         =======          ========

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
                                           ========            =====         =======          ========

LIQUIDITY

The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available-for-Sale" securities, loan sales, loan repayments, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits decreased 8.0% to $259.3 million at June 30, 2001, compared to $281.9 million as of December 31, 2000. Institutional deposits decreased 18.3% to $77.9 million at June 30, 2001 from $95.3 million at December 31, 2000. These deposits had a weighted average cost of 6.14%. The Bank has made a concerted effort to attract deposits through competitive pricing of its deposit products. Management anticipates that the Company will continue relying on customer deposits, maturity of investment securities, sales of "Available-for-Sale" securities, loan sales, loan repayments, and the Federal Funds markets to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry in general, interest rates available on other investments, general economic conditions, competition and other factors.

The following table summarizes the composition of the Company's deposit portfolio.

(in Thousands)
                                                    June 30, 2001                 December 31, 2000
                                          -------------------------------  ----------------------------
                                              Amount          Percent         Amount        Percent
                                          ---------------  --------------  -------------  -------------
Demand                                         $   3,567            1.4%       $  5,893           2.1%
NOW                                               42,946            16.5         39,202           13.9
Money Market                                         127             0.1            360            0.1
Savings and Passbook                              24,597             9.5         22,852            8.1
Time                                             188,098            72.5        213,625           75.8
                                               ---------          ------       --------         ------
                                               $ 259,335          100.0%       $281,932         100.0%
                                               =========          ======       ========         ======

The following table summarizes the maturity composition of time deposits at June 30, 2001, compared to December 31, 2000:

(in Thousands)
                                                       June 30, 2001               December 31, 2000
                                          -------------------------------  ----------------------------
Within one year                                $  87,255           46.4%       $ 94,201          44.1%
Over one year through two years                   43,464            23.1         39,135           18.3
Over two years through three years                21,605            11.5         34,966           16.4
Over three years through five years               19,838            10.5         44,823           21.0
Over five years through ten years                 15,936             8.5            500            0.2
                                               ---------          ------       --------         ------
                                               $ 188,098          100.0%       $213,625         100.0%
                                               =========          ======       ========         ======

Borrowings were unchanged as of June 30, 2001 compared to December 31, 2000. The Bank has four outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectively. These four credit facilities have interest rates of 5.63%, 6.31%, 4.84%, and 5.37%, and conversion dates of September 15, 2003, December 20, 2001, September 30, 2003, and April 7, 2005, respectively. The conversion rates on these credit facilities are based on the three month LIBOR rate plus 14 basis points, 16 basis points, 14.5 basis points, and 13.5 basis points, respectively. The Company also has a prime based loan in the amount of $2.6 million with a maturity date of December 16, 2001. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds.

CAPITAL RESOURCES

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary sanctions by regulators that, if undertaken, could have a material effect on the financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets. Liabilities and certain off-balance sheet items are calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about component, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). At June 30, 2001, the Bank did not meet all of its capital adequacy requirements to which it is subject. As indicated in the table below, as of June 30, 2001, and December 31, 2000, the Company was not in compliance with its capital ratios.

The Bank's actual and required minimum capital ratios were as follows:

                                                                                                                To be well
For the Bank:                                                                                                Capitalized under
-------------                                                                        For Capital             Prompt Corrective
(in Thousands)                                                                    Adequacy Purposes          Action Provisions
As of June 30, 2001:                          Amount              Ratio           Amount        Ratio        Amount      Ratio
--------------------                    --------------------  --------------  ---------------  ---------  -------------  ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 19,213             7.6%        $ 20,173        8.0%       $25,217       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        17,123             6.8           10,087        4.0         15,130        6.0
  Tier I Capital
    (to Average Assets)                              17,123             5.3           12,845        4.0         16,057        5.0
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                      $ 22,340            8.4%         $ 21,248       8.0%        $26,560      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        20,250             7.6           10,624        4.0         15,936        6.0
  Tier I Capital
    (to Average Assets)                              20,250             6.0           13,573        4.0         16,966        5.0


The Company's actual and required minimum capital ratios were as follows:

For the Company:
----------------                                                                     For Capital
(in Thousands)                                                                    Adequacy Purposes
As of June 30, 2001:                          Amount              Ratio           Amount        Ratio
--------------------                    --------------------  --------------  ---------------  ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 12,564             5.0%        $ 20,234       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         6,282             2.5           10,117        4.0
  Tier I Capital
    (to Average Assets)                               6,282             1.9           12,982        4.0
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                      $ 19,990            7.5%         $ 21,263       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         9,995             3.8           10,632        4.0
  Tier I Capital
    (to Average Assets)                               9,995             3.0           13,493        4.0

As previously reported, the Company has entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and the Bank has entered into a Stipulation and Consent to entry of Order to Cease and Desist with each of the Federal Deposit Insurance Corporation and with the Department of Banking of the Commonwealth of Pennsylvania. In both instances, regulatory action was initiated due to, among other things, losses incurred by the Company as well as criticisms raised upon examination of the Company and the Bank by its federal and state regulators.

Under a recent regulatory interpretation, the Company has been advised that the trust preferred securities it has issued are not Tier I eligible until the Company has applied the entire interest reserve established for use in making interest payments to the trust holders. At that time, in accordance with Federal Reserve Board regulations, the Company is limited to recognizing the trust preferred in that no more than 25% of Tier I Capital is comprised of trust preferred securities.

On July 30, 2001 the Company announced that negotiations with an outside investor to raise capital for the Company have been discontinued. The Company also announced that it had engaged the investment banking firm of Ryan, Beck & Co., LLC to provide advice to the Company on various strategic alternatives, including possible equity investment in, or sale of the Company.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

On December 12, 2000, eMachines, Inc. filed a complaint for breach of contract against us with the American Arbitration Association alleging that we breached an agreement which we entered into with eMachines in November, 1999. eMachines is seeking approximately $1,400,000 in damages plus interest, arbitration fees, attorney fees, and other expenses related to the dispute. In January, 2001, we filed a counterclaim denying that eMachines is entitled to relief, and we are seeking damages in the amount of $1,000,000 plus interest, arbitration fees, attorneys fees, and other costs and expenses associated with this matter. We believe that we have a meritorious defense to these claims and intend to contest this matter vigorously. However, this matter is in a preliminary stage and no prediction can be made as to its ultimate outcome.

On March 29, 2001, an arbitrator from the American Arbitration Association awarded $648,000 to a former employee of the Company in connection with such former employee's claim for certain commissions under his employment agreement with the Company. The Company was able to negotiate a settlement with the former employee for $500,000.

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

      (A)Exhibits

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

99.1 Order to Cease and Desist issued by the Federal Deposit Insurance Corporation on July 11, 2001.+++

99.2 Order to Cease and Desist issued by the Commonwealth of Pennsylvania Department of Banking on July 11, 2001.+++

99.3 Written Agreement by and between USABancShares.com, Inc. and Federal Reserve Bank of Philadelphia on March 2, 2001.

---------------------------------
* Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, as amended, Registration No.33-92506.
** Incorporated by reference from the Registration Statement on Form S-4 of USABancShares.com filed on May 12, 1999.
*** Incorporated by reference from USABancShares.com's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
**** Incorporated by reference from the Registration Statement on Form S-4 of USABancShares.com, Registration No.333-78348.
***** Incorporated by reference from the Registration Statement on Form S-8 of
      USABancShares.com, Registration No.333-841351.
+ Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, Registration No.333-83041.
++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 7, 2000.
+++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 11, 2001.

 (B)Reports on Form 8-K

    On July 11, 2001, the Company filed a current report of Form 8-K to report the events described in 99.1 and 99.2 listed above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.


                                            USABancShares.com, Inc.

         Date:  August 20, 2001             By:   /s/ Daniel J. Machon, Jr.
                                                  -------------------------
                                            Daniel J. Machon, Jr.,
                                            Chief Financial Officer
                                            (Principal Executive, Accounting and
                                            Financial Officer)