Form 10QSB
period 2001-09-30
USABANCSHARES COM INC
filed 2001-11-14
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                   Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to________


                        Commission file number 000-27244

                             USABancShares.com, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Pennsylvania                                     23-2806495
--------------------------------                    -----------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification Number)


                   1535 Locust Street, Philadelphia, PA,   19102
                 ---------------------------------------------------
                 (Address of Principal Executive Offices) (Zip Code)


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

Common Stock, $1.00 par value, outstanding on November 13, 2001: 5,554,545 shares

                                TABLE OF CONTENTS
                                -----------------

 PART I      FINANCIAL INFORMATION                                                     Page #

             Item 1.      Financial Statements

                          Consolidated Balance Sheets                                     3

                          Consolidated Statements of Operations                           4

                          Consolidated Statement of Changes in Stockholders' Equity
                          and Comprehensive Loss                                          5

                          Consolidated Statements of Cash Flows                           6

                          Notes to the Consolidated Financial Statements                  7

             Item 2.      Management's Discussion and Analysis                           11

 PART II     OTHER INFORMATION

             Item 1.      Legal Proceedings                                              21

             Item 2.      Change in Securities                                           22

             Item 3.      Defaults Upon Senior Securities                                22

             Item 4.      Submission of Matters to a Vote of Security Holders            22

             Item 5.      Other Information                                              22

             Item 6.      Exhibits and Reports on Form 8-K                               22

 SIGNATURES                                                                              24


PART I FINANCIAL INFORMATION

Item 1.  Financial Statements




                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                                    (unaudited)
                                                                                    September 30,              December 31,
                                                                                        2001                       2000
                                                                                  -----------------         ------------------
ASSETS
Cash and due from banks                                                               $    3,388                 $    1,857
Interest-bearing deposits with banks                                                       3,978                     10,308
Securities available-for-sale                                                             51,116                     45,919
Securities held-to-maturity (fair value: 2001 - $43,673;
  2000 - $75,719)                                                                         45,761                     81,447
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                          1,500                      4,011
Loans receivable, net                                                                    167,676                    179,165
Premises and equipment, net                                                                2,593                      2,970
Accrued interest receivable                                                                2,641                      3,427
Real estate held for investment                                                            2,150                      2,174
Other real estate owned                                                                        -                         40
Goodwill, net                                                                                 43                         46
Deferred income taxes                                                                        726                      1,275
Other assets                                                                               2,951                      3,812
                                                                                     -----------                -----------

    Total assets                                                                       $ 284,523                  $ 336,451
                                                                                     ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                               $ 2,959                    $ 5,893
    NOW                                                                                   37,343                     39,202
    Money Market                                                                             191                        360
    Savings and Passbook                                                                  18,983                     22,852
    Time                                                                                 175,748                    213,625
                                                                                     -----------                -----------
     Total deposits                                                                      235,224                    281,932
Borrowed funds:
    Short term borrowings                                                                  2,600                      2,600
    Long term borrowings                                                                  30,000                     30,000
    Guaranteed preferred beneficial interests in subordinated debt                        10,000                     10,000
Accrued interest payable                                                                   1,692                      2,208
Accrued expenses and other liabilities                                                       740                      1,061
                                                                                     -----------                -----------
    Total liabilities                                                                    280,256                    327,801

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                          -                          -
Common stock, $1.00 par value; 25,000,000 authorized shares;
    5,724,434 shares issued and outstanding at September 30, 2001
    5,724,434 shares issued and outstanding at December 31, 2000                           5,724                      5,724
Treasury stock, at cost, 169,889 shares at September 30, 2001;
    334,514 shares at December 31, 2000                                                     (336)                      (597)
Additional paid-in capital                                                                15,901                     15,957
Accumulated deficit                                                                      (16,492)                   (11,043)
Accumulated other comprehensive loss                                                        (530)                    (1,391)
                                                                                     -----------                -----------

    Total stockholders' equity                                                             4,267                      8,650
                                                                                     -----------                -----------

        Total liabilities and stockholders' equity                                     $ 284,523                  $ 336,451
                                                                                     ===========                ===========

The accompanying notes are an integral part of these consolidated financial statements.


                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in Thousands, except per share data)
                                   (unaudited)

                                                                      Nine Months Ended                  Three Months Ended
                                                                        September 30,                       September 30,
                                                                  -------------------------             -------------------------
                                                                   2001               2000               2001              2000
                                                                  ------             ------             ------            ------
Interest income:
    Loans                                                        $ 13,267           $ 14,907            $ 4,182            $ 4,724
    Investment securities                                           6,530              6,997              1,782              2,390
    Interest-bearing deposits and other                               424              1,203                 87                391
                                                                 --------           --------            -------            -------
        Total interest income                                      20,221             23,107              6,051              7,505

Interest expense:
    Deposits                                                       11,147             12,719              3,304              4,301
    Borrowed funds                                                  2,236              2,316                751                749
                                                                 --------           --------            -------            -------
        Total interest expense                                     13,383             15,035              4,055              5,050
                                                                 --------           --------            -------            -------
Net interest income                                                 6,838              8,072              1,996              2,455
Provision for loan losses                                              44                  -                  -                  -
                                                                 --------           --------            -------            -------
 Net interest income after provision for loan losses                6,794              8,072              1,996              2,455

Non-interest income:
    Service fee income                                                913                599                295                290
    Gains (losses) on sales of investment securities                   93               (263)               (11)               (21)
    (Loss) gain on sale of other real estate                           (7)                 8                  -                  -
    Brokerage operations losses                                         -               (380)                 -                  -
    Write down of investment security                              (1,508)                 -             (1,508)                 -
    Other                                                              45                341                 25                135
                                                                 --------           --------            -------            -------
         Total non-interest income                                   (464)               305             (1,199)               404

Non-interest expense:
    Salaries and employee benefits                                  2,266              2,419                792                332
    Net occupancy expense                                             945                770                345                253
    Professional fees                                               1,040              1,032                440                298
    Office expenses                                                   200                473                 47                 82
    Data processing fees                                            1,149              1,310                311                587
    Advertising expense                                                44              2,147                  2                345
    Online Partnerships                                                 -              1,697                  -                528
    Insurance expense                                                 135                114                 50                 43
    Travel expense                                                     63                430                 11                 66
    Check printing expense                                             18                291                  -                 68
    Loan servicing expense                                             27                384                  1                 49
    Internet expense                                                  863                127                  7                 37
    Net deposit defalcation                                         2,743                  -               (233)                 -
    Other operating expenses                                        2,286              1,812                614                574
                                                                 --------           --------            -------            -------
         Total non-interest expense                                11,779             13,006              2,387              3,262
                                                                 --------           --------            -------            -------

Loss before income tax benefit                                     (5,449)            (4,629)            (1,590)              (403)
Income tax benefit                                                      -               (558)                 -               (195)
                                                                 --------           --------            -------            -------
 Net loss                                                        $ (5,449)          $ (4,071)           $(1,590)           $  (208)
                                                                 ========           ========            =======            =======

Loss per share - basic                                           $  (1.03)          $  (0.71)           $ (0.29)           $ (0.04)
                                                                 ========           ========            =======            =======

Loss per share - diluted                                         $  (1.03)          $  (0.71)           $ (0.29)           $ (0.04)
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


                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes In Stockholders' Equity
                             and Comprehensive Loss
                                 (in Thousands)
                                   (unaudited)

                                                                                         Accumulated
                                                        Additional                          other           Total
                                    Common   Treasury    paid-in       Accumulated      comprehensive   stockholders'  Comprehensive
                                    Stock     Stock      capital    earnings (deficit)  income (loss)      equity           loss
                                    ------   --------   ----------  ------------------  -------------   -------------  -------------
Balance, December 31, 2000          $5,724    $  (597)    $15,957       $(11,043)          $(1,391)        $8,650

Net loss                                 -          -           -           (743)                -           (743)         $   (743)

Other comprehensive gain,
  net of reclassification
  adjustments and taxes                  -          -           -              -               582            582               582
                                                                                                                           --------
Total comprehensive
  loss                                                                                                                     $   (161)
                                                                                                                           ========
Purchase of treasury stock               -       (729)          -              -                 -           (729)

Amortization of stock warrants           -          -          61              -                 -             61
                                    ------    -------     -------       --------           -------        -------

Balance, March 31, 2001             $5,724    $(1,326)    $16,018       $(11,786)          $  (809)       $ 7,821
                                    ======    =======     =======       ========           =======        =======

Net loss                                 -          -           -         (3,116)                -         (3,116)          $(3,116)

Other comprehensive gain,
  net of reclassification
  adjustments and taxes                  -          -           -              -                 1              1                 1
                                                                                                                            -------
Total comprehensive
  loss                                                                                                                      $(3,115)
                                                                                                                            =======
Sale of treasury stock                   -        990        (240)             -                 -            750

Amortization of stock warrants           -          -          62              -                 -             62
                                    ------    -------     -------       --------           -------        -------

Balance, June 30, 2001              $5,724    $  (336)    $15,840       $(14,902)          $  (808)       $ 5,518
                                    ======    =======     =======       ========           =======        =======

Net loss                                 -          -           -         (1,590)                -         (1,590)          $(1,590)

Other comprehensive gain,
  net of reclassification
  adjustments and taxes                  -          -           -              -               278            278               278
                                                                                                                            -------

Total comprehensive
  loss                                                                                                                      $(1,312)
                                                                                                                            =======
Amortization of stock warrants           -          -          61              -                 -             61
                                    ------    -------     -------       --------           -------        -------

Balance, September 30, 2001         $5,724    $  (336)    $15,901       $(16,492)          $  (530)       $ 4,267
                                    ======    =======     =======       ========           =======        =======


The accompanying notes are an integral part of these consolidated financial statements.


                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)
                                   (unaudited)

                                                                               Nine months ended September 30,
                                                                              ---------------------------------
                                                                                 2001                    2000
                                                                              ---------                 -------
Cash flows from operating activities:
    Net loss                                                                   $ (5,449)               $ (4,071)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for possible loan losses                                               44                       -
    Depreciation and amortization                                                   564                     403
    Amortization of goodwill                                                          3                      23
    Net accretion of discounts on purchased loan portfolios                        (640)                 (1,464)
    Net accretion/amortization of securities discount/premiums                       96                    (341)
    Net accretion of zero coupon bonds                                             (539)                      -
    Net amortization of warrants                                                    184                     184
    Net (gains) losses on sales of investment securities                            (93)                    263
    Net losses (gains) on sale of other real estate                                   7                      (8)
    Net increase in deferred fees                                                    83                      22
    Decrease (increase) in accrued interest receivable                              786                    (501)
    Increase in deferred income taxes                                              (727)                    (27)
    Increase in bank owned life insurance                                             -                    (207)
    Decrease (increase)  in other assets                                            861                  (2,154)
    Decrease in accrued interest payable                                           (516)                 (2,654)
    Decrease (increase) in accrued expenses and other liabilities                  (321)                    662
                                                                               --------                 -------
      Net cash used in operating activities                                      (5,657)                 (9,870)
                                                                               --------                 -------

Cash flows from investing activities:
    Investment securities available-for-sale:
         Purchases                                                              (52,237)                (11,612)
         Sales                                                                   13,362                   7,654
         Maturities and principal repayments                                     36,191                     951
    Investment securities held-to-maturity:
         Purchases                                                               (7,096)                (59,286)
         Sales                                                                    8,960                   1,000
         Maturities and principal repayments                                     33,931                  49,379
    Decrease of FHLB stock                                                        2,511                       -
    Decrease (increase) in interest bearing deposits with banks                   6,330                    (944)
    Principal payments on loans                                                  29,441                  26,600
    Originations of loans                                                       (17,395)                (20,936)
    Sale/participation of loans                                                       -                  10,432
    Decrease (increase) in other real estate owned                                   40                     (40)
    Increase in real estate held for investment                                      24                       -
    Purchases of premises and equipment                                            (187)                 (2,592)
                                                                               --------                 -------
      Net cash provided by investing activities                                  53,875                     606
                                                                               --------                 -------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                         (46,708)                 26,566
    Decrease in long-term borrowings                                                  -                  (2,400)
    Exercise of stock options                                                         -                     425
    Sales (purchases) of treasury stock                                              21                     (54)
                                                                               --------                 -------
      Net cash (used in) provided by financing activities                       (46,687)                 24,537
                                                                               --------                 -------

    Net decrease in cash and cash equivalents                                     1,531                  15,273

    Cash and cash equivalents, beginning of period                                1,857                   3,813
                                                                               --------                 -------

    Cash and cash equivalents, end of period                                   $  3,388                 $19,086
                                                                               ========                 =======

The accompanying notes are an integral part of these consolidated financial statements.


                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                               September 30, 2001

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (the "Corporation"), vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACredit, Inc., a Pennsylvania corporation, USARealEstate, Inc., a Pennsylvania corporation and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000, are not necessarily indicative of results to be anticipated for the full year.

2.    Significant Event

During the second quarter of 2001 the Corporation discovered a defalcation involving a longstanding customer of the Bank. The amount of the loss was $3.0 million and was recognized in the quarter ended June 30, 2001. The Bank is aggressively pursuing, through legal means, collection of the loss. During the third quarter of 2001 the Bank received $233,000, which was offset against the $3.0 million loss, in connection with our continued efforts to pursue collection of the defalcation loss.

3.    Agreements with Regulators

In March 2001, the Corporation entered into a Written Agreement with the Board of Governors of the Federal Reserve System. Pursuant to the terms of the Written Agreement, the Corporation agreed that it would not, among other actions, make or pay dividends, make or pay distributions on debt instruments, redeem debt or equity instruments, or incur indebtedness or engage in capital raising efforts, without the prior written approval of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The Corporation also agreed to submit for the approval of the Reserve Bank, within various designated time periods, a written statement of operating expenses, a plan to maintain sufficient capital at the Bank and for the consolidated organization, a report on capital raising efforts, a written policy and procedure for inter-corporate fees or payments assessed by Bank, the Corporation of any of the non bank subsidiaries, a strategy for the Corporation for the remainder of year 2001 and, on a forward going basis, the directors of the Corporation and the Bank must submit certified progress reports to the Reserve Bank. The Corporation also agreed to rectify any noncompliance with banking regulations.

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

Failure to comply with the provisions included in the agreements noted above would expose the Corporation and the Bank to further regulatory sanctions that may include additional asset restrictions, restrictions on operations and growth, mandatory asset disposition and possible seizure.

4.    Bondsonline Group, Inc.

In May 2000, in order to dispose of its direct interest in its wholly owned subsidiary, USACapital, Inc., a registered broker-dealer, the Corporation entered into an Asset Contribution Agreement with Bondsonline, Inc., resulting in the creation of a new entity known as Bondsonline Group, Inc. The Corporation contributed all of the issued and outstanding capital stock of USACapital, Inc. in exchange for 5,472,867 shares, or 49%, of Bondsonline Group, Inc.'s common shares outstanding. The Corporation accounted for this investment under the equity method; accordingly, gains or losses were recorded as other operating expenses. In January 2001, Bondsonline Group, Inc. ceased doing business, at which time the Corporation wrote down its investment in Bondsonline Group, Inc. to zero. In accordance with requirements imposed by the Federal Reserve Bank of Philadelphia, in April 2001, the Corporation sold all shares of Bondsonline Group, Inc. for $1,000, which was recorded as a gain.

5.    Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

The following information was used in the computation of earnings per share on both a basic and diluted basis for the nine and three month periods ended September 30, 2001 and 2000:



(in Thousands, except per share data)                                      Nine months ended September 30,
(unaudited)                                                              ----------------------------------

                                                                              2001                 2000
                                                                         -------------         ------------
Basic EPS Computation:
    Numerator - Net loss                                                   $ (5,449)             $ (4,071)
    Denominator - Weighted average shares outstanding                         5,278                 5,705
                                                                           --------              --------
Basic loss per share                                                       $  (1.03)             $  (0.71)
                                                                           ========              ========

Diluted EPS Computation:
    Numerator - Net loss                                                   $ (5,449)             $ (4,071)
    Denominator - Weighted average shares outstanding                         5,278                 5,705
    Effect of dilutive securities                                                 -                     -
                                                                           --------              --------
Diluted loss per share                                                     $  (1.03)             $  (0.71)
                                                                           ========              ========

                                                                          Three months ended September 30,
                                                                          ----------------------------------

                                                                              2001                 2000
                                                                         -------------         ------------
Basic EPS Computation:
    Numerator - Net loss                                                   $ (1,590)             $   (208)
    Denominator - Weighted average shares outstanding                         5,555                 5,713
                                                                           --------              --------
Basic loss per share                                                       $  (0.29)             $  (0.04)
                                                                           ========              ========

Diluted EPS Computation:
    Numerator - Net loss                                                   $ (1,590)             $   (208)
    Denominator - Weighted average shares outstanding                         5,555                 5,713
    Effect of dilutive securities                                                 -                     -
                                                                           --------              --------
Diluted loss per share                                                     $  (0.29)             $  (0.04)
                                                                           ========              ========

Options to purchase 285,738 shares of common stock at a range of $2.83 to $6.63 per share, were outstanding at September 30, 2001. Warrants to purchase 316,044 shares of common stock at a range of $2.89 to $12.00 per share, were outstanding at September 30, 2001. Options to purchase 953,168 shares of common stock at a range of $2.83 to $11.56 per share, were outstanding at September 30, 2000. Warrants to purchase 316,044 shares of common stock at a range of $2.89 to $12.00 per share were outstanding at September 30, 2000. These options and warrants were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Corporation for the nine and three months ended September 30, 2001 and 2000.

6.    New Accounting Pronouncements

In September 2000, the Corporation adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which replaced SFAS No. 125. The adoption of this statement had no impact on the Corporation's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Corporation's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Corporation evaluated the provisions of SFAS No. 142, and these new Statements will not have a material impact on the Corporation's consolidated financial position or results of operations.

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have an impact on the Corporation's consolidated financial position or results of operations.

7.    SEGMENT REPORTING

USABancShares.com, is the Bank's on-line banking segment. USABancShares.com is a fully operational website to serve online banking customers. USABancShares.com offers a variety of deposit products including checking, savings and certificate of deposit accounts.

The "Others" columns includes the Corporation, the Bank's traditional operations, described below, and USA Capital Trust I. The Bank's traditional operations contain the traditional brick and mortar operations, including four retail branch locations, a commercial banking operations and servicing department. The Corporation's assets are primarily comprised of its investments in its subsidiaries. The other operating subsidiary contains complimentary services to the Bank, but are immaterial to the overall financial operations of the Corporation.

The net deposit defalcation and the write down of the investment security are recorded in the "Others" column.

USABancShares.com uses accrual accounting methods, with such segment being either accounted for as a separate department on the Bank's general ledger. No allocations have been applied to the segments. Direct expenses have been accounted for by the segment.



                                                                          September 30, 2001
                                               ------------------------------------------------------------------------
                                                                                                        Consolidated
(in Thousands)                                    USABancShares.com               Others                   Totals
                                               -----------------------          -----------            ----------------
Revenue from external
customers                                                 422                        491                      913

Interest revenue                                            -                     20,221                   20,221

Interest expense                                        2,824                     10,559                   13,383
                                                       ------                    -------                  -------
Net interest revenue                                   (2,824)                     9,662                    6,838

Provision for loan losses                                   -                         44                       44

Net occupancy expense                                     299                        646                      945

Online Partnerships                                         -                          -                        -

Write-down Internet headquarters                          257                          -                      257

Advertising                                                29                         15                       44

Check Printing Fees                                        18                          -                       18

Segment loss                                           (4,382)                    (1,067)                  (5,449)

Total deposits                                         71,242                    163,982                  235,224

Total assets                                            3,235                    281,288                  284,523


                                                                          September 30, 2000
                                               ------------------------------------------------------------------------
                                                                                                        Consolidated
(in Thousands)                                    USABancShares.com               Others                   Totals
                                               -----------------------          -----------            ----------------
Revenue from external
customers                                                 188                        411                      599

Interest revenue                                            -                     23,107                   23,107

Interest expense                                        2,184                     12,851                   15,035
                                                       ------                    -------                  -------
Net interest revenue                                   (2,184)                    10,256                    8,072

Provision for loan losses                                   -                          -                        -

Net occupancy expense                                     154                        616                      770

Online Partnerships                                     1,697                          -                    1,697

Advertising                                             1,968                        179                    2,147

Check Printing Fees                                       224                         67                      291

Segment loss                                           (4,569)                       498                   (4,071)

Total deposits                                         73,382                    228,284                  301,666

Total assets                                            6,720                    354,641                  361,361


Item 2.  Management's Discussion and Analysis

Forward-looking Statements

When used in this Form 10-QSB, the words or phrases "plan", "intend", "anticipate", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Further information concerning the risks facing the Corporation's business and operations is set forth in the section entitled "Risk Factors" in the Corporation's Annual Report on Form 10-KSB/A for the year ended December 31, 2000, incorporated herein by reference.

The Corporation does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

The Corporation's total assets decreased from $336.5 million at December 31, 2000 to $284.5 million at September 30, 2001, a decrease of $52.0 million, or 15.4%. The decrease was due primarily to a decrease in the securities portfolio of $30.5 million, a decrease in loans receivable of $11.5 million and a decrease in interest-bearing deposits with banks of $6.3 million. The decrease in the securities portfolio was primarily due to the maturities and redemptions of federal agency bonds and United States treasury securities and principal reductions of mortgage backed securities, and to a lesser extent, sales of corporate and trust preferred securities, and a write down of an investment security of $1.5 million in the third quarter of 2001. The decrease in the loans receivable, net was primarily due to the prepayments of commercial real estate loans.

The reduction in total assets was accompanied by a decrease in deposits of $46.7 million. Time deposits decreased $37.9 million, savings and passbook accounts decreased by $3.9 million, demand deposits decreased $2.9 million, and transaction accounts decreased $1.9 million. The Corporation's stockholders' equity decreased from $8.6 million at December 31, 2000 to $4.3 million at September 30, 2001, primarily due to the operating loss incurred by the Corporation for the nine months ended September 30, 2001.

NET INCOME

The Corporation reported a net loss of $5.4 million or $1.03 loss per diluted share, for the nine months ended September 30, 2001, compared to a net loss of $4.1 million or $0.71 loss per diluted share for the nine months ended September 30, 2000. During 2001 the Corporation recorded a one-time net loss of $2.7 million relating to a defalcation committed by a longstanding customer. Also, during the third quarter, the Corporation recorded a loss of $1.5 million related to an impairment of an investment security. Without giving effect to each of these one-time losses, the Corporation's results of operations improved significantly over the prior comparable nine month period, due to the Corporation's return to community banking and reductions in non-interest expenses, primarily in salaries and benefits, advertising, and online partnership expenses.

The Corporation reported a net loss of $1.6 million or $0.29 loss per diluted share, for the three months ended September 30, 2001, compared to a net loss of $208,000 or $0.04 loss per diluted share for the three months ended September 30, 2000. During the third quarter of 2001, the Corporation recorded a loss of $1.5 million related to an impairment of an investment security. Without giving effect to the write down of $1.5 million the Corporation's results of operations would have been a loss of $82,000 for the three months ended September 30, 2001. The Corporation improved significantly over the prior comparable quarter due to the Corporation's return to community banking and reductions in non-interest expenses, primarily in advertising, and online partnership expenses.

INTEREST INCOME

Total interest income decreased $2.9 million or 12.5% to $20.2 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, due to a decrease in average earning assets of $25.3 million during the same time period. Income on loans decreased $1.6 million due to a decline in average earning loan balances of $15.3 million. Income on investments decreased $467,000 due to a decrease in investment portfolio average rates of 92 basis points between the noted periods. Income on interest bearing deposits decreased $779,000 due to a decline in average balance of overnight funds, primarily held at the Federal Home Loan Bank, of $14.5 million and a decrease in the overnight funds rate of approximately 138 basis points.

Total interest income decreased $1.5 million or 19.4% to $6.1 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, due to a decrease in average earning assets of $37.9 million during the same time period. Income on loans decreased $1.6 million due to the average earning loan balances decreasing $10.4 million. Income on investments decreased $608,000 due to a decrease in investment portfolio average balances of $9.6 million between the noted periods. Income on interest bearing deposits decreased $304,000 due to a decline in average balance of overnight funds, primarily held at the Federal Home Loan Bank, of $17.9 million and a decrease in the overnight funds rate of approximately 236 basis points.

INTEREST EXPENSE

Total interest expense decreased $1.7 million or 11.0% to $13.4 million, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, primarily due to a decrease in the average balance of time deposits of $49.6 million, offset by an increase in the average balance of NOW accounts of $24.3 million. Interest expense on deposits decreased $1.6 million, due to a decrease in the average cost of funds on NOW deposits of 135 basis points. Interest expense on borrowed funds decreased $80,000, due to a decline in the average balance of $2.9 million, offset by an increase in the cost of funds on borrowed funds by 22 basis points compared to the same period in 2000. The average cost of funds, including borrowed funds, was 5.94% for the nine months ended September 30, 2001 compared to 6.14% over the same period in 2000.

Total interest expense decreased $1.0 million or 19.7% to $4.1 million, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, primarily due to a decrease in the average balance of time deposits of $51.1 million, offset by an increase in the average balance of NOW accounts of $11.3 million. Interest expense on deposits decreased $1.0 million, due to a decrease in the average cost of funds on NOW deposits of 261 basis points. The average cost of funds, including borrowed funds, was 5.71% for the three months ended September 30, 2001 compared to 6.21% over the same period in 2000.

NET INTEREST INCOME

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

Net interest income, after the provision for loan losses for the nine months ended September 30, 2001, decreased $1.3 million or 15.8%, to $6.8 million, from $8.1 million for the same period in 2000. Average interest-earning assets decreased by $25.3 million, or 7.8% to $300.5 million, for the nine months ended September 30, 2001 compared to the same period in 2000. Average interest-bearing liabilities decreased $26.4 million or 8.1% over the same period. The average yield on total interest-earning assets declined by 49 basis points while the average yield on total interest-bearing liabilities declined by 19 basis points. The net interest spread and the net interest margin decreased for the period ended September 30, 2001 compared to September 30, 2000, from 3.32% to 3.03% and 3.30% to 3.03%, respectively. For the three months ended September 30, 2001, $230,000 of discount was accreted into interest income or 3.8% of total interest income. This compares to $370,000 of discount accreted into interest income for the three months ended September 30, 2000 or 4.9% of total interest income.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on average interest-earning assets, expense on average interest-bearing liabilities, and net yields on average interest-earning assets for the periods indicated:

(in Thousands)
(unaudited)
                                                                    Nine months ended September 30,
                                           --------------------------------------------------------------------------------------
                                                             2001                                        2000
                                           ----------------------------------------    ------------------------------------------
                                              Average                    Average          Average                      Average
                                              Balance       Interest    Yield/Rate        Balance        Interest     Yield/Rate
                                           -------------   -----------  -----------    --------------   ------------  -----------
Interest-earning assets:
Loans                                         $ 177,325      $ 13,267         9.98%        $ 192,665       $ 14,907       10.32%
Investment securities                           110,891         6,530         7.85           106,353          6,997        8.77
Interest-bearing deposits and other              12,261           424         4.61            26,781          1,203        5.99
                                              ---------      --------       ------         ---------       --------      ------
 Total interest-earning assets                $ 300,477      $ 20,221         8.97%        $ 325,799       $ 23,107        9.46%

Interest-bearing liabilities:
Deposits:
   NOW                                         $ 41,550       $ 1,009         3.24%         $ 17,299          $ 596        4.59%
   Money Market                                     226             5         2.95               670             20        3.98
   Savings and Passbook                          22,878           553         3.22            20,617            615        3.98
   Time                                         192,872         9,580         6.62           242,489         11,488        6.32
Borrowed funds                                   42,600         2,236         7.00            45,496          2,316        6.78
                                              ---------      --------       ------         ---------       --------      ------
 Total interest-bearing liabilities           $ 300,126      $ 13,383         5.94%        $ 326,571       $ 15,035        6.14%
                                              ---------      --------       ------         ---------       --------      ------

Excess of interest-earning assets over
interest-bearing liabilities                  $     351                                    $    (772)
                                              =========                                    =========

Net interest income                                          $  6,838                                      $ 8,072
                                                             ========                                      =======

Net interest rate spread                                                      3.03%                                        3.32%
                                                                           =======                                       ======

Net interest margin                                                           3.03%                                        3.30%
                                                                           =======                                       ======

Average interest-earning assets to average
interest-bearing liabilities                                                100.12%                                       99.76%
                                                                           =======                                       ======

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




(in Thousands)
(unaudited)
                    September 30, 2001 vs September 30, 2000

                                                     Increase or Decrease
                                                       Due to Changes in
                                               ----------------------------------
                                                                                        Total
                                                   Average           Average          Increase
                                                   Volume             Rate           (Decrease)
                                               --------------    --------------    --------------
Variance in interest income on:
   Interest-earning assets:
     Loans                                         $ (1,187)         $  (453)         $ (1,640)
     Investment securities                              299             (766)             (467)
     Interest-bearing deposits and other               (652)            (127)             (779)
                                                   --------          -------          --------
        Total interest-earning assets              $ (1,540)         $(1,346)         $ (2,886)
                                                   --------          -------          --------

Interest-bearing liabilities:
   Deposits:
     NOW                                           $    836          $  (423)         $    413
     Money market                                       (13)              (2)              (15)
     Savings & Passbook                                  67             (129)              (62)
     Time                                            (2,351)             442            (1,909)
   Borrowed funds                                      (147)              68               (79)
                                                   --------          -------          --------
        Total interest-bearing liabilities         $ (1,608)         $   (44)         $ (1,652)
                                                   --------          -------          --------

Changes in net interest income                     $     68          $(1,302)         $ (1,234)
                                                   ========          =======          ========



ALLOWANCE FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses at a level deemed sufficient to absorb losses which are inherent in the loan portfolio. Senior management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. As a result of senior management's evaluation, $44,000 was added to the provision for loan losses during the nine months ended September 30, 2001. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.23% at September 30, 2001, compared to 1.15% at December 31, 2000 and 1.14% at September 30, 2000. The Corporation has charged-off loans of $47,000 during the nine months ended September 30, 2001 compared to $14,000 for the nine months ended September 30, 2000. Recoveries on loans of $3,000 were recorded during the nine months ended September 30, 2001 compared to zero recoveries for the same period in 2000.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended September 30, 2001 compared to December 31, 2000:


(in Thousands)
                                              Nine months             Twelve months
                                          ended September 30,       ended December 31,
                                                 2001                      2000
                                        -----------------------    ----------------------
Balance at beginning of period                 $ 2,090                    $ 2,115
   Provision for loan losses                        44                          -
   Charge-offs                                     (47)                       (26)
   Recoveries                                        3                          1
                                               -------                    -------
Balance at end of period                       $ 2,090                    $ 2,090
                                               =======                    =======


NON-INTEREST INCOME

Non-interest income decreased $769,000 for the nine months ended September 30, 2001. Loss for the write down of an investment security was $1.5 million for the nine months ended September 30, 2001 compared to zero for the nine months ended September 30, 2000. Gain on sale of investment securities was $93,000 for the nine months ended September 30, 2001 compared to a loss of $263,000 for the same period in 2000. Service fee income increased $314,000 due to increased service charges on deposit accounts. Other non-interest income decreased $296,000, primarily related to the decrease in income on bank owned life insurance for the nine month period ended September 30, 2001 compared to the same period in 2000. Brokerage operations loss decreased $380,000 due to the sale of USACapital, Inc. to Bondsonline, Inc. in May 2000. Since June 2000, the Corporation accounted for the gains or losses on the operations of Bondsonline Group, Inc. through other operating expenses.

Non-interest income decreased $1.6 million for the three months ended September 30, 2001. Loss for the write down of an investment security was $1.5 million for the three months ended September 30, 2001 compared to zero for the three months ended September 30, 2000. Loss on sale of investment securities was $11,000 for the three months ended September 30, 2001 compared to a loss of $21,000 for the same period in 2000. Service fee income increased $5,000 due to increased service charges on deposit accounts. Other non-interest income reflects a decrease of $110,000, primarily related to the decrease of income on bank owned life insurance for the three month period ended September 30, 2001 compared to the same period in 2000.

NON-INTEREST EXPENSE

Non-interest expense decreased $1.2 million, or 9.4% to $11.8 million, for the nine months ended September 30, 2001. Of this decrease, advertising expenses decreased $2.1 million as a result of a de-emphasis of the Corporation's Internet initiative and a return of the Corporation's focus to community banking; online partnerships expense decreased $1.7 million due to a reduction in new account incentives. The Corporation also experienced a net deposit loss of $2.7 million due to a defalcation committed by a long-standing customer. During our process of recovery the Bank was able to offset $335,000 of the $760,000. The Corporation continues to pursue potential recovery of these items. The Corporation has tightened internal controls as a result of these incidents and does not anticipate a recurrence.

Non-interest expense decreased $875,000, or 26.8% to $2.4 million, for the three months ended September 30, 2001. Of this decrease, advertising expenses decreased $343,000 due to returning the Corporation's focus to community banking, a decrease in online partnerships expense of $528,000 due to a reduction in new account incentives, and a decrease in data processing fees of $276,000 due to reductions in deposit accounts. The Corporation also experienced an increase in net deposit losses of $2.7 million due to a defalcation committed by a long-standing customer.

Management's plan to de-emphasize its Internet initiative is centered on a reduction of expenses, including capital expenditures, personnel reductions, advertising, and strategic contracts that caused payments to be made to the third party companies. Beginning in the fourth quarter of 2000, the Corporation expensed contracts with strategic partners that were viewed to have no long-term value since the programs had been eliminated. The nature of the contracts renegotiated related to increasing Internet deposit accounts with incentive fees paid to the partners. Partners would promote the Corporation's website on computer hardware, communication devices, or their own websites. The amount written off represented the remaining un-amortized balance of the contracts outstanding at year-end. Future benefits going forward will be the monthly reduction in amortization relating to the contracts of approximately $141,000. Future cash requirements will not be significant since no new contracts have been signed or are being considered. The Corporation is not exiting the business of generating Internet deposits but rather simply no longer aggressively marketing the Corporation's website. The Corporation's Internet de-emphasis will not effect ongoing operations except for reduction of new deposit accounts opened through the Internet.

INCOME TAX EXPENSE

No income tax expense was recorded for the nine or three months ended September 30, 2001, compared to an income tax benefit of $558,000 for the nine months ended September 30, 2000 and an income tax benefit of $195,000 for the three months ended September 30, 2000.

LOAN PORTFOLIO

Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $167.7 million at September 30, 2001 compared to $179.2 million at December 31, 2000. Loans receivable represented 58.9% of total assets as of September 30, 2001 compared to 53.3% at December 31, 2000.

The following table summarizes the loan portfolio of the Corporation by loan category and amount at September 30, 2001, compared to December 31, 2000:



(in Thousands)
                                                              September 30,                    December 31,
                                                    -------------------------------   -------------------------------
                                                         2001              %              2000              %
                                                    -------------------------------   -------------------------------
Real Estate
  1 - 4 family residential properties                $ 11,048             6.5%        $ 12,900              7.1%
  Commercial real estate                              115,899            68.2          135,152             74.5
  Multifamily residential properties                   12,651             7.4            9,952              5.5
Construction                                           10,451             6.1            8,821              4.8
Commercial and industrial                              18,279            10.8           12,645              7.0
Consumer                                                1,761             1.0            2,025              1.1
                                                    ---------         -------        ---------           ------

    Total loans, net of discount                    $ 170,089           100.0%       $ 181,495            100.0%
                                                    =========         =======        =========           ======

    Deferred loan fees                                   (323)                            (240)
    Allowance for loan losses                          (2,090)                          (2,090)
                                                    ---------                        ---------

    Net loans                                       $ 167,676                        $ 179,165
                                                    =========                        =========


At September 30, 2001, the Bank's net discounted loan portfolio amounted to $84.4 million or 49.5% of total loans net of discount. These loans have a face value of $86.9 million, reflecting a discount of $2.5 million or 2.8%. At December 31, 2000, the Bank's net discounted loan portfolio amounted to $95.5 million or 53.3% of total loans net of discount. These loans had a face value of $98.6 million, reflecting a discount of $3.1 million or 3.1%. At September 30, 2001, and December 31, 2000, the Bank has identified $509,000 and $795,000, respectively, of the purchased loan discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans. An assessment is made regarding the discount on loans as to the probability of full repayment occurring. Discount that is not being amortized into income is the result of some uncertainty for repayment. The amount not being amortized is comprised of various types of loans, geographically disbursed, and purchased from numerous sources. Final resolution will depend on maturity, collection efforts, and positive changes in the likelihood of full repayment. The decrease in the cash discount can be attributed to the payoff of loan assets from the discounted loan portfolio during the year.

On September 30, 2001, the net book value of non-accrual loans was approximately $241,000 compared to $260,000 at December 31, 2000. The amount of troubled debt restructured loans totaled $1.3 million as of September 30, 2001 compared to $1.4 million as of December 31, 2000. The Bank will recognize income on non-accrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan sufficient to cover the outstanding obligation to the Bank. At September 30, 2001 the allowance for loan losses to non-performing loans, net of discount was 867.2% compared to 803.9% at December 31, 2000. The Bank's allowance for loan losses and purchased discount to total loans net of discount, was 2.7% and 2.9% at September 30, 2001 and December 31, 2000, respectively.

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at September 30, 2001, and December 31, 2000, respectively, for each major category of the Corporation's investment securities:


(in Thousands)

                                                               September 30, 2001
                                     ------------------------------------------------------------------

                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
   securities                          $ 28,328           $   42           $ (30)         $ 28,340
Mortgage-backed securities                9,651              161               -             9,812
Corporate securities                      7,942              206            (186)            7,962
Trust preferred securities                4,894                6            (430)            4,470
Other securities                            532                -               -               532
                                       --------           ------           -----          --------

Total Available-for-Sale               $ 51,347            $ 415          $ (646)         $ 51,116
                                       ========           ======          ======          ========

Held-to-Maturity
U.S. Government and agency
   securities                           $ 1,474             $ 32             $ -           $ 1,506
Mortgage-backed securities               10,283              155             (70)           10,368
Corporate obligations                     8,427               40          (1,033)            7,434
Trust preferred securities               23,036                9          (1,884)           21,161
Municipal securities                      3,179               26              (1)            3,204
                                       --------           ------           -----          --------

Total Held-to-Maturity                 $ 46,399            $ 262        $ (2,988)         $ 43,673
                                       ========           ======          ======          ========

(in Thousands)
                                                               December 30, 2000
                                     ------------------------------------------------------------------

                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
   securities                          $ 14,058           $   -          $   (71)         $ 13,987
Mortgage-backed securities               11,052               30            (141)           10,941
Corporate securities                     12,168               42            (595)           11,615
Trust preferred securities                9,355               13            (810)            8,558
Other securities                            815                3               -               818
                                       --------           ------         -------          --------

Total Available-for-Sale               $ 47,448           $   88         $(1,617)         $ 45,919
                                       ========           ======         =======          ========

Held-to-Maturity
U.S. Government and agency
   securities                          $ 23,898           $   70         $   (42)         $ 23,926
Mortgage-backed securities               11,004              134            (142)           10,996
Corporate obligations                    15,408               37          (2,420)           13,025
Trust preferred securities               28,709               12          (4,141)           24,580
Municipal securities                      3,175               20              (3)            3,192
                                       --------           ------         -------          --------

Total Held-to-Maturity                 $ 82,194           $  273         $(6,748)         $ 75,719
                                       ========           ======         =======          ========


In April 1999 in conjunction with the adoption of SFAS No. 133, the Bank reclassified $33.4 million of securities from available-for-sale to held-to-maturity. Due to the reclassification, the Bank recorded $817,000 as an unrealized loss. This loss is being accreted back over the remaining maturities of the securities transferred. At September 30, 2001 the remaining loss was $638,000. At December 31, 2000 the remaining loss was $747,000.

During the third quarter of 2001 the Bank recorded a write down of $1.5 million for an investment security that has become impaired. The investment security became impaired due to their declaration of bankruptcy in the third quarter of 2001. The Corporation has determined the fair value of the investment security as of September 30, 2001 and has written down the value of the security by $1.5 million. The remaining book value is $625,000. The bond has been reclassed from held-to-maturity to available-for-sale as of September 30, 2001 and the Corporation continues to evaluate this bond.

LIQUIDITY

The Corporation's primary sources of funds are customer deposits, maturities of investment securities, sales of available-for-sale securities, loan sales, loan repayments, and the use of federal funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Corporation's primary source of new funds. The Corporation's total deposits decreased from $281.9 million at December 31, 2000 to $235.2 million at September 30, 2001, a decrease of $46.7 million, or 16.6%. Of this decrease, $32.9 million or 70.4% consisted of institutional time deposits which decrease is a part of our business plan since they are a more volatile and expensive source of funding. Institutional deposits decreased 34.5% to $62.4 million at September 30, 2001 from $95.3 million at December 31, 2000. These deposits had an approximate weighted average cost of 6.19%. The Bank has made a concerted effort to attract deposits through competitive pricing of its deposit products. We have $24.2 million of institutional time deposits scheduled to mature through September 30, 2002. We plan to fund this decrease in deposits through several means, including the sale of available-for-sale securities, through cash received on the investment and loan portfolio's, and, to the extent needed, through a line of credit, with the FHLB of Pittsburgh. As of September 30, 2001, we had approximately $15.8 million available to the Bank.

The following table summarizes the composition of the Corporation's deposit portfolio.


(in Thousands)
                                                  September 30, 2001               December 31, 2000
                                             -----------------------------   --------------------------
                                                Amount            Percent      Amount          Percent
                                             -----------        ----------   ----------       ---------
Demand                                           $ 2,959             1.3%       $ 5,893            2.1%
NOW                                               37,343            15.8         39,202           13.9
Money Market                                         191             0.1            360            0.1
Savings and Passbook                              18,983             8.1         22,852            8.1
Time                                             175,748            74.7        213,625           75.8
                                               ---------          ------      ---------         ------
                                               $ 235,224           100.0%      $281,932          100.0%
                                               =========          ======      =========         ======

The following table summarizes the maturity composition of time deposits at September 30, 2001, compared to December 31, 2000:

(in Thousands)
                                                  September 30, 2001               December 31, 2000
                                             -----------------------------   --------------------------
Within one year                                $  85,054            48.4%     $  94,201          44.1%
Over one year through two years                   40,191            22.9         39,135          18.3
Over two years through three years                14,464             8.2         34,966          16.4
Over three years through five years               35,740            20.3         44,823          21.0
Over five years through ten years                    299             0.2            500           0.2
                                               ---------          ------      ---------        ------
                                               $ 175,748           100.0%     $ 213,625         100.0%
                                               =========          ======      =========        ======

Borrowings were unchanged as of September 30, 2001 compared to December 31, 2000. The Bank has four outstanding credit facilities, with the FHLB of Pittsburgh, with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectively. These four credit facilities have interest rates of 5.63%, 6.31%, 4.84%, and 5.37%, and conversion dates of September 15, 2003, December 20, 2001, September 30, 2003, and April 7, 2005, respectively. The conversion rates on these credit facilities are based on the three-month LIBOR rate plus 14 basis points, 16 basis points, 14.5 basis points, and 13.5 basis points, respectively. The Corporation also has a prime based loan in the amount of $2.6 million with a maturity date of December 16, 2001. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds.

REGULATION OF CORPORATION AND BANK

The regulatory discussion on pages 21-29 of the 10-KSB/A of the Corporation for period ended December 31, 2000 is hereby incorporated by reference.

The Corporation entered into (i) a Written Agreement with the Board of Governors of the Federal Reserve Board on March 2, 2001 (the "Written Agreement"); (ii) an Order to Cease and Desist with the Federal Deposit Insurance Corporation dated July 13, 2001 (the "FDIC Order") and (iii) a Cease and Desist Order with the State of Pennsylvania Department of Banking Bureau of Supervision dated July 9, 2001 (the "Pennsylvania Order").

Pursuant to the terms of the Written Agreement, the Corporation agreed that it would not, among other actions, make or pay dividends, make or pay distributions on debt instruments, redeem debt or equity instruments, or incur indebtedness or engage in capital raising efforts, without the prior written approval of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The Corporation also agreed to submit for the approval of the Reserve Bank, within various designated time periods, a written statement of operating expenses, a plan to maintain sufficient capital at the Bank and for the consolidated organization, a report on capital raising efforts, a written policy and procedure for inter-corporate fees or payments assessed by Bank, the Corporation of any of the non bank subsidiaries, a strategy for the Corporation for the remainder of year 2001 and, on a forward going basis, the directors of the Corporation and the Bank must submit certified progress reports to the Reserve Bank. The Corporation also agreed to rectify any noncompliance with banking regulations.

Pursuant to the terms of the FDIC Order, the Corporation, the Bank, and all of the affiliated entities agreed to cease and desist from certain unsafe or unsound banking practices and violations. These violations involved operating with inadequate capital, poor quality investments and having inadequate internal control and management operations. The Pennsylvania Order substantially covers the same matters as the FDIC Order.

The FDIC Order specifically refers to violations of Section 23A of the Federal Reserve Act and Part 359 of the FDIC Rules. Section 23A addresses restrictions on transactions between an insured institution and its affiliates. No "covered transactions" between a single affiliate and an insured institution may exceed 10% of the capital stock and surplus of the insured institution, and all transactions between affiliates and the insured institution may not exceed 20% of the capital stock and surplus of the insured institution. Part 359 of the FDIC rules sets forth the limitations and prohibitions on the ability of insured depository institutions and their affiliates to enter into contracts to pay and make golden parachute payments, and certain indemnification payments to employees of the insured institution and its affiliates without the prior consent of appropriate federal banking authorities.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary sanctions by regulators that, if undertaken, could have a material effect on the financial statements of the Corporation and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets. Liabilities and certain off-balance sheet items are calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about component, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As indicated in the table below, as of September 30, 2001, and December 31, 2000, the Corporation was not in compliance with its capital ratios. The failure to meet capital ratios may result in the Corporation's regulatory agencies imposing further restrictions including but not limited to a submission of a capital restoration plan, restrictions on asset growth, acquisitions, new activities, new branches, payment of dividends or making any other capital distribution, management fees or senior executive compensation. The Corporation has engaged Ryan Beck & Co., LLC to provide advice to the Corporation on various strategic alternatives, including possible equity investment in, or sale of, the Corporation.

The Bank's actual and required minimum capital ratios were as follows:

                                                                                                               To be well
For the Bank:                                                                                               Capitalized under
-------------                                                                     For Capital               Prompt Corrective
(in Thousands)                                                                 Adequacy Purposes            Action Provisions
As of September 30, 2001:                      Amount           Ratio           Amount        Ratio        Amount       Ratio
-------------------------                   -----------      ----------    ---------------  ---------   ------------  ---------
  Total Capital
    (to Risk Weighted Assets)                $ 17,983           7.8%         $ 18,392          8.0%        $22,990      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  15,893           6.9             9,196          4.0          13,794       6.0
  Tier I Capital
    (to Average Assets)                        15,893           5.4            11,670          4.0          14,587       5.0
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                $ 22,340           8.4%         $ 21,248          8.0%        $26,560      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  20,250           7.6            10,624          4.0          15,936       6.0
  Tier I Capital
    (to Average Assets)                        20,250           6.0            13,573          4.0          16,966       5.0



The Corporation's actual and required minimum capital ratios were as follows:


For the Corporation:
--------------------                                                              For Capital
(in Thousands)                                                                 Adequacy Purposes
As of September 30, 2001:                      Amount           Ratio           Amount        Ratio
-------------------------                   -----------      ----------    ---------------  ---------
  Total Capital
    (to Risk Weighted Assets)                 $ 9,508             4.1%         $ 18,456        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                   4,754             2.1             9,228        4.0
  Tier I Capital
    (to Average Assets)                         4,754             1.6            11,738        4.0
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                $ 19,990             7.5%         $ 21,263        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                   9,995             3.8            10,632        4.0
  Tier I Capital
    (to Average Assets)                         9,995             3.0            13,493        4.0



Under a regulatory interpretation supplied in a letter from the Federal Reserve Bank of Philadelphia dated June 25, 2001, the Corporation was advised that the trust preferred securities it has issued are not Tier I eligible until the Corporation has applied the entire interest reserve established for use in making interest payments to the trust holders. This interpretation only effected the Corporation's capital ratios.

In July 2001, the Corporation received notice from Nasdaq that the Corporation has ceased to meet the qualifications for continued listing on the Nasdaq National Market because the purchase price of a share of Corporation stock was less than $1.00 on any ten consecutive ten trading days with a consecutive thirty day trading period and because the Corporation's public float had decreased below $5,000,000. While the Corporation could be delisted from Nasdaq National Market if it is unable to satisfy these requirements, the NASDAQ in September 2001 indicated that it would not take action to de-list any company which did not meet either or both of these requirements before January 1, 2002 at the earliest.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

Footnote C.17 to the Financial Statements included in the Form 10-KSB/A for the period ended December 31, 2000 is hereby incorporated by reference.

In March 2001, an arbitrator from the American Arbitration Association awarded $648,000 to a former employee of the Corporation in connection with such former employee's claim for certain commissions under his employment agreement with the Corporation. In the second quarter of 2001, the parties agreed to a reduced settlement and the suit was dismissed with prejudice.

In November 1999, the Corporation entered into an agreement with eMachines, a manufacturer of personal computers. Under the agreement, eMachines was to manufacture and distribute its computers with keyboards that included a USABancShares.com "hot button" - a single key on the keyboard that, when pressed, would directly link the user to the Corporation's web page. The Corporation was to be charged a fixed fee per computer shipped, which fee varied depending on the type of keyboard that was shipped (certain of the keyboards contained six hot buttons and others contained nineteen hot buttons). The Corporation paid eMachines a $100,000 initial fee and $1,000,000 for the expected sale of the initial 200,000 keyboards shipped by eMachines. As a result of disputes that arose between the parties, the Corporation did not pay for any additional keyboards that were shipped by eMachines.

In December 2000, eMachines filed a complaint for breach of contract against the Corporation with the American Arbitration Association seeking to recover approximately $1,400,000, plus attorneys' fees and costs, for the additional keyboards allegedly covered by the agreement. In January 2001, the Corporation filed a counterclaim denying that eMachines is entitled to relief and seeking a return of the $1,000,000, plus attorneys' fees and costs, that the Corporation paid eMachines.

The Corporation believes that it has valid defenses and counterclaims against eMachines, including, without limitation, the following: (a) eMachines breached the agreement by shutting off the Corporation's hot button, including the hot button on the 200,000 computers for which the Corporation paid $1,000,000; (b) eMachines overcharged the Corporation by $2.50 for each 19-key keyboard shipped after March 14, 2000 (approximately $400,000); (c) eMachines has not properly credited the Corporation for computers that were returned to eMachines; and (d) eMachines failed to mitigate any alleged damages. While the Corporation believes that it has meritorious defenses to these claims, the Corporation has reserved for amounts under this litigation. The parties are currently negotiating to settle this matter. No assurance can be given as to whether the parties will be successful in this endeavor. No prediction can be made as to the outcome of this matter, or, if such matter is determined adversely to the Corporation, whether such reserves will be adequate. Accordingly, there can be no assurance that such matter, if adversely determined against the Corporation, will not have a material adverse effect on the Corporation.

All reports, plans, and proposals that have been required under the Written Agreement and the Cease and Desist Order to be submitted have been submitted on a timely basis. No rejection of any submission has occurred to date with the exception of a proposed loan by an investor, which required additional regulatory approval. A Committee has been established and has held several meetings to review all reports and plans. The Corporation is taking the necessary steps to comply with capital levels by reducing asset levels, reducing costs to achieve profitability, and hiring an investment banker to review, among many alternatives, raising capital.

Management believes it has complied with the regulatory requirements issued under Written Agreement by the Federal Reserve Bank, and the Cease and Desist issued by the FDIC and the Commonwealth of Pennsylvania. All reporting under regulatory requirements has been submitted with no adverse responses received to the submissions. A capital plan has been submitted, but will be changed with the recent hiring of Ryan, Beck as investment advisory to the Corporation.

The Corporation will not be able to comply with its regulatory requirements absent new capital. The Corporation has engaged the services of an investment banker to explore capital initiatives. If capital raising is not probable, the Corporation will likely be sold.

The Corporation is taking legal action against a long-standing customer of the Bank who caused the Corporation to suffer a defalcation from a check-kiting scheme. The defalcation discovery occurred when the customer's deposited items were returned. The Corporation is actively pursuing the recovery of this item; however, the entire net amount of approximately $2.7 million was charged against earnings in 2001.

The Corporation and the Bank are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Corporation's consolidated financial statements or results of operations.

Item 2.  Changes in Securities
------------------------------

Not Applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not Applicable

Item 5.  Other Information
--------------------------

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

10.2          Employee Stock Purchase Plan*****

10.3          Employee Savings Plan*****

10.4          Employment Agreement between USABancShares.com and Craig J. Scher+



10.5          Employment Agreement between USABancShares.com and Kenneth L. Tepper+


10.5.1        Letter Agreement among the Corporation, the Bank and Kenneth L. Tepper regarding departure++++

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

11            Computation of Per Share Earnings (Included in Financial Statements on Page 8 of this report)

99.1          Order to Cease and Desist issued by the Federal Deposit Insurance Corporation on July 11, 2001.+++

99.2          Order to Cease and Desist issued by the Commonwealth of Pennsylvania Department of Banking on July 11,
              2001.+++

99.3          Written Agreement by and between USABancShares.com, Inc. and Federal Reserve Bank of Philadelphia on March
              2, 2001.++++

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

++++      Incorporated by reference from the Corporation's 10KSB/A filed on April 30, 2001.


(B)  Reports on Form 8-K

On July 11, 2001, the Corporation filed a current report of Form 8-K to report the events described in 99.1 and 99.2 listed above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.

                                        USABancShares.com, Inc.

Date: November 14, 2001                 By: /s/ Daniel J. Machon, Jr.
                                            -------------------------------
                                            Daniel J. Machon, Jr.,
                                            Chief Financial Officer
                                            (Principal Executive, Accounting and
                                            Financial Officer)