Form 10KSB/A
period 2000-12-31
USABANCSHARES COM INC
filed 2002-02-20
CIK 945532

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                               (Amendment No. 3)

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

         As of March 31, 2001 the Issuer had outstanding 5,054,545 shares of Class A common stock, net of 669,889 shares held in Treasury.

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

                                     Part I

Item 1.  Description of Business

Introduction and Recent Developments.


         USABancShares.com, Inc. (the "Corporation"), is a Pennsylvania corporation headquartered in Philadelphia, Pennsylvania and is the bank holding company of vBank, a Savings Bank (the "Bank"), which does business under the name BankPhiladelphia. The Bank, which is the primary business of the Corporation, has operated as a community banking institution for over 114 years. As of December 31, 2000, the Corporation had total assets of $333.0 million, total liabilities of $327.8 million and stockholders' equity of $5.2 million.


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

         As a consequence of the expenses involved in implementing the Corporation's Internet initiative and changed market conditions regarding the Internet as a delivery platform for national banking services, during the third quarter of 2000, the Corporation decided to de-emphasize its Internet initiative and to re-focus its orientation toward the operation of a traditional community banking franchise in the metropolitan Philadelphia marketplace. Toward this end, the Corporation's senior management began instituting measures to reduce expenses, including employee payroll, marketing, advertising and other operating expenses associated with the Corporation's Internet operations. The Corporation and the Bank have terminated or are allowing to expire all strategic partnership relationships associated with the Corporation's Internet initiative. Substantially all of the expenses associated with the Corporation's Internet initiative were incurred in 2000, including specific write downs of $2.5 million which were recognized in the fourth quarter of 2000. Reference is made to a more detailed discussion in Item 6, "Management's Discussion and Analysis -- Results of Operations -- Non-Interest Expense."

         As previously reported, in March 2001, the Corporation has entered into a Written Agreement with the Board of Governors of the Federal Reserve System. The Bank had previously entered into a Memorandum of Understanding with the Regional Director of the Federal Deposit Insurance Corporation. In both instances, regulatory action was initiated due to, among other things, the above-referenced operating results as well as criticisms raised upon examination of the Corporation and the Bank by its federal and state examiners. See "Risk Factors-We have recently incurred losses as a result of implementing our internet strategy," and Note W of the Notes to Consolidated Financial Statements, included in Item 7 hereof. The Corporation and the Bank are working vigorously to comply with the terms of the Memorandum and the Written Agreement and to correct all of the deficiencies in its operations reported by such regulatory agencies in its recent examinations.

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

         As of December 31, 2000, the Corporation was not in compliance with the minimum regulatory capital requirements established by the Board of Governors of the Federal Reserve System.


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

         The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio as of the dates indicated.

                                                            December 31, 2000                December 31, 1999
                                                    -------------------------------   -------------------------------
(in Thousands)
Real Estate
  1 - 4 family residential properties                     $ 12,900            7.1%         $ 31,729            15.9%
  Commercial real estate                                   135,152            74.5          143,428             71.7
  Multifamily residential properties                         9,952             5.5            7,726              3.9
Construction                                                 8,821             4.8            9,467              4.7
Commercial and industrial                                   12,645             7.0            4,688              2.3
Consumer                                                     2,025             1.1            2,967              1.5
                                                         ---------          ------        ---------           ------

    Total loans, net of discount                         $ 181,495          100.0%        $ 200,005           100.0%
                                                         =========          ======        =========           ======

    Deferred loan fees                                        (240)                            (267)
    Allowance for loan losses                               (2,090)                          (2,115)
                                                         ---------                        ---------

    Net loans                                            $ 179,165                        $ 197,623
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

         Delinquent Loans and Non-performing Assets. Loans are reviewed on a monthly basis. A loan is placed in a non-accrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Delinquent loans are charged off when it appears no longer reasonable or probable that the loan will be collected. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

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
                                                 =======    =======

-----------------------------------------

         The following table presents information on our non-performing assets at the dates indicated:


                                                           December 31,
                                                      2000             1999
                                                     --------         -------
(in Thousands)
Non-accruing loans:
One to four family                                   $   260          $   634
Commercial real estate                                     -              632
Commercial business                                        -                -
                                                     -------          -------
     Total non-performing loans                      $   260          $ 1,266

Accruing loans greater than 90 days delinquent             -                -
                                                     -------          -------
     Total non-performing loans                          260            1,266

Other real estate owned                                   40                -
                                                     -------          -------
     Total non-performing assets                     $   300          $ 1,266
                                                     =======          =======
Total non-performing loans, net of discount,
  as a percentage of total loans, net of
  discount                                              0.15%            0.63%
                                                     =======          =======

Total non-performing assets, net of discount,
  as a percentage of total assets, net of
  discount                                              0.09%            0.39%
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
                                                                        ======

         Allowance for Loan Losses. The Corporation maintains an allowance for loan losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio. Senior management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The Corporation's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for loan watch list classified loans, an allowance based on historical trends, an additional allowance for special circumstances, and an unallocated portion. The Corporation consistently applies the following methodology.

         The allowance for loan watch list classified loans addresses those loans maintained on the Corporation's loan watch list, and include substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Loans rated as doubtful in whole or in part are placed in non-accrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for loan losses. The Corporation did not have any loans classified as doubtful or loss at December 31, 2000.

         Each of the classified loans on the loan watch list is individually analyzed to determine the level of the potential loss in the loan under the current circumstances. The specific reserve established for these loans is based on analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Loan watch list loans are managed and monitored by senior management.

         The allowance based on historical trends uses charge-off experience of the Corporation to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is based on the charge-off history. Historical loss experience percentages are applied to all non-classified loans to obtain the portion of the allowance for loan losses. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency. Loan balances are also adjusted for unearned discount on installment loans.

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

         At December 31, 2000, our securities portfolio equaled $121.6 million, or 36.5% of our total assets. Our investment portfolio is comprised of trust preferred securities, mortgage-backed securities, U.S. government agency securities, corporate and municipal obligations and equity securities. At December 31, 2000, our trust preferred securities amounted to $33.1 million, corporate and municipal obligations amounted to $27.8 million, mortgage-backed securities amounted to $21.9 million, equity securities (consisting of common stock of a local financial institution, a self-service photocopy business, stock in our computer vendor and a financial institution managed fund) equaled $4.1 million, and U.S. government agency securities amounted to $37.9 million.

         As of December 31, 2000, all securities are classified as available for sale. Securities available for sale include debt and equity securities that are held for an indefinite period of time and are not intended to be held to maturity. Securities available for sale include securities that we intend to use as part of our overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other factors related thereto. Securities available for sale are carried at fair value, and unrealized gains and losses (net of related tax effects) on such securities are excluded from earnings but are included in stockholders' equity. Upon realization, such gains and losses will be included in our earnings. On December 31, 2000, we reclassified our entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of our consideration of recent regulatory agreements and their impact on our ability to hold our held-to-maturity portfolio to maturity.

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

         In accordance with regulatory agreements between the Bank and its regulators, we intend to reduce our holdings of non-rated investments, trust preferred securities and our portfolio's overall concentration in the banking industry.

         The following tables present the book values and estimated market values at December 31, 2000 and December 31, 1999, respectively, for each major category of our investment securities.


  (in Thousands)
                                                            December 31, 2000
                                     ------------------------------------------------------------------
                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized           Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------   ---------------
Available-for-Sale
U.S. Government and agency
         securities                        $ 37,956            $  70         $  (113)         $ 37,913
Mortgage-backed securities                   22,056              164            (283)           21,937
Corporate securities                         27,576               79          (3,015)           24,640
Trust preferred securities                   38,064               25          (4,951)           33,138
Municipal securities                          3,175               20              (3)            3,192
Other securities                                815                3               -               818
                                           --------            -----         -------          --------

Total Available-for-Sale                   $129,642            $ 361         $(8,365)         $121,638
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
                                       ========             ====         =======          ========

         In April 1999 in conjunction with the adoption of SFAS No. 133, the Bank reclassified $33.4 million of securities from available-for-sale to held-to-maturity. Due to the reclassification, the Bank recorded $817,000 as an unrealized loss. This unrealized loss was being accreted back over the remaining maturities of the securities transferred. At December 31, 2000, the remaining unrealized loss was zero, due to our reclassifying our entire held-to-maturity portfolio to available-for-sale. At December 31, 1999, the remaining unrealized loss was $796,000.

         On December 31, 2000, we reclassified our entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of our consideration of recent regulatory agreements and their impact on our ability to hold our held-to-maturity portfolio to maturity.

                  The following table shows the contractual maturity of our investment securities portfolio at December 31, 2000.



(in Thousands)                                         Available-for-Sale
                                          --------------------------------------------
                                                                           Weighted
                                          Amortized      Approximate       Average
                                             Cost         Fair Value        Yield
                                          ---------      -----------       ---------
Due within one year                        $ 23,791        $ 23,652           5.71%
Due after one year through five years        12,798          11,514           9.73
Due after five years through ten years       14,076          12,652           8.45
Due after ten years                          56,106          51,065           8.64
Mortgage-backed securities                   22,056          21,937           7.19
Equity Securities                               815             818              -
                                           --------        --------
                                           $129,642        $121,638
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

         We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity, and execute rate changes when deemed appropriate. We anticipate that the mix of deposits will shift toward transaction accounts as we continue to reduce our institutional time deposits. We anticipate that the shift in deposits would be accomplished through greater reliance on the branch network in our community and less emphasis on funds obtained through Internet banking operation from outside of our primary market area.

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

Subsidiaries

         The operations of USACredit, Inc. and USARealEstate, Inc., wholly-owned subsidiaries of the Corporation, have not been material to our operations. On May 25, 2000, the Corporation sold all of the capital stock of USACapital, Inc., a wholly-owned subsidiary, to Bondsonline Group, Inc., for $300,000, and 49% of the capital stock of Bondsonline. The Corporation took such action because it no longer intended to fund the subsidiary operations. The Corporation divested itself of its 49% interest in Bondsonline in the second quarter of 2001, in accordance with the requirements of the Federal Reserve Bank of Philadelphia.

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

The Corporation

         General. The Corporation is a registered bank holding company pursuant to the Bank Holding Corporation Act of 1956, as amended, and the Corporation is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. The Corporation is required to file annually a report of its operations with, and is subject to examination by, the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Certain of these laws and regulations are described below.

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

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Control Act, together with regulations thereunder, require approval of the Board of Governors of the Federal Reserve System (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Corporation. Control is conclusively presumed to exist if any individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to corporations with securities registered under the Securities Exchange Act of 1934, as amended (such as the Corporation), control will be presumed to exist if a person acquires at least 10% of any class of voting securities of the corporation.

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

         See also "--Other Regulations" for a discussion of amendments to the Bank Holding Company Act.

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

         As of December 31, 2000, the Corporation was not in compliance with the minimum regulatory capital requirements established by the Board of Governors of the Federal Reserve System. See Note T of the Notes to Consolidated Financial Statements, included in Item 7 hereof.

         Financial Support of Affiliated Institutions. In accordance with established policy of the Board of Governors of the Federal Reserve System, USABancShares.com, Inc. will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy.

         In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, the Corporation entered into the Written Agreement with the Board of Governors of the Federal Reserve System. See Note W of the Notes to Consolidated Financial Statements included in Item 7 hereof.


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

         Certain Consequences of Failure to Comply with Regulatory Capital Requirements. A bank's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the insured savings bank to enforcement actions and other proceedings. Any bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed, the bank must certify, among other things, that it will not, without the approval of its appropriate regulatory agency, grow beyond net interest credited or make capital distributions. If a bank's capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, a bank's regulator through a capital directive or otherwise may restrict the ability of a bank not in compliance with the capital requirements to pay dividends and compensation and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

         The FDIC may take any of certain additional supervisory actions against an undercapitalized institution if the agency determines that such actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. These supervisory actions include:
(i) requiring the institution to raise additional capital or be acquired by another institution or holding company if certain grounds exist, (ii) restricting transactions between the institution and its affiliates, (iii) restricting interest rates paid by the institution on deposits, (iv) restricting the institution's asset growth or requiring the institution to reduce its assets, (v) requiring replacement of senior executive officers and directors,
(vi) requiring the institution to alter or terminate any activity deemed to pose excessive risk to the institution, (vii) prohibiting capital distributions by bank holding companies without prior approval, (viii) requiring the institution to divest certain subsidiaries, or requiring the institution's holding company to divest the institution or certain affiliates of the institution, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action regulations.

         Institutions classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized institutions. Significantly undercapitalized institutions are subject to the mandatory provisions applicable to undercapitalized institutions. The regulation also makes mandatory for significantly undercapitalized institutions certain of the supervisory actions that are discretionary for institutions classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized institutions to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized institutions may be subjected to certain of the restrictions applicable to critically undercapitalized institutions.

         The regulation requires that an institution be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the regulators determine that other action would better achieve the purposes of the prompt corrective action provisions. Any such determination must be renewed every 90 days. A depository institution also must be placed into receivership if the institution continues to be critically undercapitalized on average during the fourth quarter after the institution initially became critically undercapitalized, unless the institution's federal bank regulatory agency, with concurrence of the FDIC, makes certain positive determinations with respect to the institution.

         Conservatorship/Receivership. In addition to the grounds discussed under "--Prompt Corrective Action," the FDIC may appoint a conservator or receiver for a bank if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution's assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business,
(iv) a willful violation of a final cease-and-desist order, (v) the concealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depostors' demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that it likely to cause insolvency or substantial dissipation of assets or earnings weaken the institution's condition, or otherwise seriously prejudice the interests of the institution's depositors or the federal deposit insurance fund, (ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

         Enforcement Powers. The FDIC has substantial enforcement authority, including authority to bring various enforcement actions against a bank and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a banks' deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, a bank's regulatory agency may require a bank or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts.


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

Other Regulations

         The Gramm Leach-Bliley Act of 1999 ("Act") was enacted on November 12, 1999 and amends the Bank Holding Company Act. The Act permits the creation of new financial services holding companies that can offer a full range of financial and banking products and services. The Act eliminates legal barriers which previously prevented affiliations among banks and bank holding companies with securities firms, insurance companies and other financial services companies.

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


2001                             High                          Low
----                          ---------                     ----------
First Quarter (1)               $2 7/16                      $1 1/4

2000
----

Fourth Quarter                   2 25/32                      1
Third Quarter                    4 3/4                        2 5/16
Second Quarter                   8                            2 3/4
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



                                                                                   At or for the                At or for the
                                                                                 Twelve Months Ended          Twelve Months Ended
                                                                                    December 31,                  December 31,
(in Thousands, except per share data)                                                   2000                          1999
                                                                                 ---------------------        --------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                                                         $ 332,958                     $ 323,335
Loans receivable, net                                                                  179,165                       197,623
Securities (1)                                                                         121,638                        97,815
Deposits                                                                               281,932                       255,038
Borrowings (2)                                                                          32,600                        35,000
Guaranteed preferred beneficial interests in subordinated debt                          10,000                        10,000
Stockholders' equity                                                                     5,157                        17,928
Non-performing assets, net of discount (3)                                                 260                         1,266
Book value per share (4)                                                                $  .96                        $ 3.18

AVERAGE BALANCE DATA:
Total assets                                                                         $ 346,844                     $ 250,427
Loans receivable, net                                                                  190,242                       150,182
Securities                                                                             105,033                        76,720
Deposits                                                                               283,031                       188,612
Borrowings                                                                              44,768                        40,352
Stockholders' equity                                                                    14,660                        15,424

SELECTED OPERATIONS DATA:
Total interest income                                                                 $ 30,465                      $ 21,870
Total interest expense                                                                  20,044                        13,110
                                                                                      --------                      --------
Net interest income                                                                     10,421                         8,760
Provision for loan losses                                                                    -                         1,175
                                                                                      --------                      --------
Net interest income after provision for loan losses                                     10,421                         7,585
Total non-interest income                                                                  670                         1,767
Total non-interest expense                                                              20,756                        12,430
                                                                                      --------                      --------
Loss before income taxes                                                                (9,665)                       (3,078)
Income tax benefit                                                                           -                          (588)
                                                                                      --------                      --------
Net loss                                                                              $ (9,665)                     $ (2,490)
                                                                                      ========                      ========
Net loss per share basic and diluted                                                   $ (1.70)                      $ (0.54)
                                                                                      ========                      ========

PERFORMANCE RATIOS: (5)
Loss return on average assets                                                            (2.79)%                       (0.99)%
Loss return on average stockholders' equity                                             (65.93)                       (16.14)
Net interest margin (6)                                                                   3.22                          3.72
Interest rate spread (6)                                                                  3.22                          3.57
Efficiency Ratio (7)                                                                    187.14                        137.65
Non-interest expense to average total assets                                              5.98                          4.96
Average interest-earning assets to average interest-bearing liabilities                  99.99                        102.75

ASSET QUALITY RATIOS:
Non-performing loans, net of discount, to total loans, net of discount                   0.15%                         0.63%
Non-performing assets, net of discount, to total assets                                   0.08                          0.39
Allowance for loan losses to total loans, net of discount                                 1.15                          1.06
Allowance for loan losses and purchase discount as a percentage of total loans            2.86                          3.82
Allowance for loan losses to total non-performing loans, net of discount                803.85                        167.06

CAPITAL RATIOS: (8)
Stockholders' equity to assets                                                             1.5%                          5.5%
Tier 1 leverage capital ratio                                                              3.0                           8.8
Tier 1 risk-based capital ratio                                                            3.7                          10.3
Total risk-based capital ratio                                                             7.5                          11.1

OTHER:
Number of full-service branches                                                              4                             4
Number of full-time employee equivalents                                                    57                            77

--------------------------

(1) Includes Securities classified as held- to- maturity and available for sale for 1999.

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

(8) For information on the Corporation's and Bank's regulatory capital requirements, see Regulation of the Corporation and the Bank.

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

Financial Condition

         The Corporation's total assets increased from $323.3 million at December 31, 1999 to $333.0 million at December 31, 2000, an increase of $9.7 million, or 3.0%. The increase was due primarily to an increase in the securities portfolio of $23.8 million and was offset by a decrease in the loan portfolio of $18.5 million. The decline in the loan portfolio is primarily attributable to prepayments made by customers. This growth was funded by increases in deposits, which is attributable to the Corporation's internet initiative, which was not de-emphasized until the fourth quarter. Deposits increased from $26.9 million to $281.9 million at December 31, 2000. The increase in deposits was comprised of an increase in NOW deposits of $34.5 million and an increase in Savings and Passbook accounts of $3.6 million, which was offset by a decrease in time deposits of $11.3 million. The increase in the securities portfolio was primarily due to the acquisition of government backed investment grade agencies. Borrowed funds consist of fixed-rate callable advances from the FHLB.

         The Corporation issued $10.0 million of trust preferred securities in March of 1999 and raised approximately $8.1 million of net proceeds in September of 1999 in a secondary public offering. In March, 2000, the Corporation also received a loan from a local financial institution in the amount of $2.6 million. Both capital market efforts funded the Corporation's asset growth and Internet infrastructure investment. Management plans to continue to utilize FHLB advances, deposit gathering and capital raising efforts to provide the necessary liquidity for the Bank. The Bank's borrowing limit at the FHLB as of December 31, 2000, was approximately $43.1 million, of which $30.0 was drawn upon as of such date. Stockholders' equity decreased from $17.9 million at December 31, 1999 to $5.2 million at December 31, 2000. The $12.7 million or 70.9% decrease in stockholders' equity was primarily due to the Corporation's Internet strategy and resultant losses and the reclassification of the investment securities from held-to-maturity to available-for-sale.

Results of Operations

         The Corporation reported a net loss of $9.7 million, or $1.70 per share, basic and diluted, for the year ended December 31, 2000, compared to a net loss of $2.5 million, or $0.54 per share, basic and diluted, for the year ended December 31, 1999. Our operating loss was primarily the result of the investment in our Internet strategy. As a consequence of the expenses involved in implementing the Corporation's Internet initiative and changed market conditions regarding the Internet as a delivery platform for national banking services, the Corporation and the Bank determined to de-emphasize the initiative and have renegotiated, terminated or are allowing to expire all strategic partnership relationships associated with the Corporation's Internet initiative. Due to the renegotiation of these relationships, the Bank took a $2.5 million charge to earnings in the fourth quarter of 2000. Non-interest expenses increased $8.4 million during the year to $20.8 million primarily from increases in online partnership expenses of $5.6 million and data processing expense of $1.1 million, respectively relating to the implementation of our Internet strategy. The Corporation's net interest income before provision for loan losses increased 15.9% to $10.4 million and non-interest income decreased $1.1 million to $670,000 for 2000.

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
                                                                          =======                                   =======


         Provision for Loan Losses. Management records a provision for loan losses in an amount that it believes will result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, including a decline in total loans receivable, net of $18.5 million or 9.3% and a reduction in nonperforming assets by $1.0 million or 79.5%, the Corporation did not establish a provision during 2000, compared to the prior year. The allowance for loan losses as a percentage of loans outstanding, net of discount, was 1.15% at December 31, 2000, compared to 1.06% at December 31, 1999. In addition, the allowance for loan losses as a percentage of total non-performing loans, net of discount, was 803.85% at December 31, 2000, compared 167.06% at December 31, 1999.

         Management believes that the allowance for loan losses is adequate to cover actual and potential losses in the loan portfolio under current conditions. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods.

         Non-Interest Income. Non-interest income decreased by $1.1 million to $670,000, for the year ended December 31, 2000. The decrease was primarily the result of a decrease in gain on sales of loans receivable of $1.4 million, a loss on sale of investment securities of $312,000 and loss from brokerage operations. Brokerage operations loss increased $123,000 to $380,000 in 2000 in connection with the Corporation's Internet initiative and due to substantial expenses by USACapital Inc. during the years ended 1999 and 2000, due to salaries to increase staff to develop an Internet presence, advertising to market the new Internet presence, and cost associated with maintaining the Internet presence. Gain on sales of loans receivable decreased $1.4 million as the Corporation sold loans in 2000 at par, with no gain or loss as compared to loans sold in 1999 at a premium. Of the loss on investment securities, $202,000 was related to the sale of all remaining shares of stock in a local financial institution which was held by the Corporation. In 2000, the Corporation inadvertently sold one security classified as held-to-maturity with an amortized cost of $1.0 million; the sale resulted in no realized gain or loss.

         In 1999, the Corporation sold one security classified as held-to-maturity with an amortized cost of $1.2 million; the sale resulted in a realized gain of $5,000. In 2000, the Corporation sold one security classified as held-to-maturity with an amortized cost of $1.0 million; the sale resulted in no gain or loss. These increased losses were partially offset by an increase in service charges and fees of $768,000 and other income of $67,000.

         Non-Interest Expense. Non-interest expense increased $8.4 million to $20.8 million, for the year ended December 31, 2000. The major reason for the increase were expenses associated with the Corporation's former Internet initiative. The Corporation and the Bank entered into a number of agreements with strategic partners to provide on-line related services. Accordingly, online partnerships expense increased $5.6 million. Salaries and employee benefits increased by $1.4 million due to the addition of staff to support the Internet infrastructure. Occupancy expense increased $265,000 due to the costs associated with the Corporation's headquarters, branch network and customer service facilities. Data Processing expenses increased $1.1 million due to our increased number of deposit accounts. Professional fees increased $431,000 related to litigation and contract negotiations with e-commerce companies. Office expense increased $169,000 due to customer service initiatives.

         As discussed herein, the Corporation and the Bank have determined to de-emphasize the Internet initiative and have renogiated, terminated or allowed to expire such strategic relationships. Managements' plan to de-emphasize its Internet initiative is centered on a reduction of expenses, including capital expenditures, personnel reductions, advertising, and strategic contracts that caused payments to be made to the third party companies. Beginning in the fourth quarter of 2000, the Corporation expensed $2.5 million of contracts with strategic on-line partners that were viewed to have no long-term value since the programs had been eliminated. The nature of the contracts renegotiated related to increasing Internet deposit accounts with incentive fees paid to the partners. Partners would promote the Corporation's website on computer hardware, communication devices, or their own websites. The amount written off represented the remaining un-amortized balance of the contracts outstanding at year-end. Future benefits will be the monthly reduction in amortization relating to the contracts, which was $141,000. Future cash requirements will not be significant since no new contracts have been signed or are being considered. The Corporation is not exiting the business of generating Internet deposits, but rather simply no longer actively promoting or paying for ways to attain such deposits. The Corporation's Internet de-emphasis will not effect ongoing Internet operations except for the reduction of new deposit accounts opened through the Internet.

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

         In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, the Corporation entered into a written agreement with the Board of Governors of the Federal Reserve System with regard to declaration or payment of cash or stock dividends, incurring of new debt, transactions the purchase or redemption of our securities, management's capital raising efforts and any actions taken to control asset growth of the consolidated organization and restore it to profitability. Failure to comply with the agreement could result in additional regulatory supervision or actions.

             At December 31, 2000 and December 31, 1999, the Bank's actual and required minimum capital ratios were as follows:


                                                                                                               To be well
For the Bank:                                                                                                Capitalized under
-------------                                                                        For Capital             Prompt Corrective
(in Thousands)                                                                     Adequacy Purposes         Action Provisions
As of December 31, 2000:                             Amount           Ratio          Amount       Ratio        Amount      Ratio
------------------------                           ----------       ---------      ----------   ---------    ----------  ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 22,340             8.3%        $ 21,427        8.0%      $ 26,783       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        20,250             7.6           10,713        4.0         16,070        6.0
  Tier I Capital
    (to Average Assets)                              20,250             6.0           13,573        4.0         16,966        5.0
As of December 31, 1999:
  Total Capital
    (to Risk Weighted Assets)                      $ 28,266            10.1%        $ 22,460        8.0%      $ 28,075       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        26,151             9.3           11,230        4.0         16,845        6.0
  Tier I Capital
    (to Average Assets)                              26,151             7.9           13,171        4.0         16,464        5.0

         At December 31, 2000 and December 31, 1999, the Corporation's actual and required minimum capital ratios were as follows:


For the Corporation:
--------------------                                                                     For Capital
(in Thousands)                                                                         Adequacy Purposes
As of December 31, 2000:                             Amount           Ratio          Amount        Ratio
------------------------                           ----------       ---------      ----------    ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 19,990             7.5%        $ 21,442        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         9,995             3.7           10,721        4.0
  Tier I Capital
    (to Average Assets)                               9,995             3.0           13,493        4.0
As of December 31, 1999:
  Total Capital
    (to Risk Weighted Assets)                      $ 31,331            11.2%        $ 22,473        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                        19,216             6.8           11,237        4.0
  Tier I Capital
    (to Average Assets)                              19,216             5.9           13,124        4.0


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

In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, the Corporation entered into a Written Agreement with the Board of Governors of the Federal Reserve System. The Written Agreement provides restrictions on the declaration or payment of cash or stock dividends, incurring of new debt, the redemption or repurchase of our securities, management's capital raising efforts and any actions taken to control asset growth of the consolidated organization and restore it to profitability.

Failure to comply with the provisions included in the agreements noted above, would expose the Corporation and the Bank to further regulatory sanctions that may include additional asset restrictions, restrictions on operations and growth, mandatory asset disposition and possible seizure.

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

         We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We are required to increase our capital to acceptable regulatory levels and may need to raise additional capital in the future. This may be accomplished through the sale of additional securities, including the issuance of additional shares of our common stock. Our shareholders do not have a specific right to purchase any new issue of shares of our common stock in order to maintain their proportionate ownership interests in us. Should we choose to raise capital through the sale of our common stock, such action could dilute the voting power of the outstanding shares and reduce the portion of any dividend and liquidation proceeds payable to the holders of our common stock. At December 31, 2001, the Corporation did not meet all of its minimum regulatory capital requirements. See Note T of the Notes to Consolidated Financial Statements.


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

         As a holding company, we are dependent upon the Bank for cash to meet our operating expenses and service our debt. The ability of the Bank to pay dividends to the Corporation, and therefore our ability to meet operating expenses, service debt obligations and pay dividends to our stockholders, is limited by regulatory restrictions, including agreements we have entered into with our primary regulators, as well as by the Bank's ability under Pennsylvania law to pay dividends to us. We have never paid a cash dividend and we cannot pay cash dividends in the future without express regulatory approval.


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

10.4     Employment Agreement between vBank and Craig J. Scher+

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

99.1 Order to Cease and Desist issued by the Federal Deposit Insurance Corporation on July 13, 2001.+++
99.2 Order to Cease and Desist issued by the Commonwealth of Pennsylvania Department of Banking on July 9, 2001.+++

99.3 Written Agreement by and between USABancShares.com, Inc. and Federal Reserve Bank of Philadelphia executed March 2, 2001.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Second Amendment to Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on February 20, 2002.

                             USABANCSHARES.COM, INC.

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




February 20, 2002         /s/ George M. Laughlin
                             ---------------------------------------------------
                             George M. Laughlin
                             Chairman of the Board

February 20, 2002         /s/ Clarence L. Rader
                             ---------------------------------------------------
                             Clarence L. Rader
                             Director

February 20, 2002         /s/ Wayne O. Leevy
                             ---------------------------------------------------
                             Wayne O. Leevy
                             Director

February 20, 2002         /s/ George Beach
                             ---------------------------------------------------
                             George Beach
                             Director

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

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
         EQUITY AND COMPREHENSIVE LOSS .................................   F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS .........................   F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
USABancShares.com, Inc., and Subsidiaries

         We have audited the accompanying consolidated balance sheets of USABancShares.com, Inc., and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of USABancShares.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USABancShares.com, Inc., and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting Principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 31, 2001, except for Note T as to which the date is June 25, 2001

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)


                                                                                     December 31,              December 31,
                                                                                         2000                      1999
                                                                                ----------------------   -----------------------
ASSETS
Cash and due from banks                                                                     $   1,857                 $   3,813
Interest-bearing deposits with banks                                                           10,308                       821
Securities available-for-sale                                                                 121,638                    37,478
Securities held-to-maturity (fair value: 1999 - $55,595)                                            -                    60,337
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                               4,011                     4,011
Loans receivable, net                                                                         179,165                   197,623
Premises and equipment, net                                                                     2,970                     2,851
Accrued interest receivable                                                                     3,427                     2,906
Real estate held for investment                                                                 2,174                        40
Other real estate owned                                                                            40                         -
Goodwill, net                                                                                      46                        70
Deferred income taxes                                                                           3,510                     1,475
Bank owned life insurance                                                                           -                     5,149
Other assets                                                                                    3,812                     6,801
                                                                                            ---------                 ---------

    Total assets                                                                            $ 332,958                 $ 323,335
                                                                                            =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                                  $   5,893                 $   5,168
    NOW                                                                                        39,202                     4,692
    Money Market                                                                                  360                       973
    Savings and Passbook                                                                       22,852                    19,271
    Time                                                                                      213,625                   224,934
                                                                                            ---------                 ---------
     Total deposits                                                                           281,932                   255,038
Borrowed funds:
    Short term borrowings                                                                       2,600                         -
    Long term borrowings                                                                       30,000                    35,000
    Guaranteed preferred beneficial interests in subordinated debt                             10,000                    10,000
Accrued interest payable                                                                        2,208                     4,132
Accrued expenses and other liabilities                                                          1,061                     1,237
                                                                                            ---------                 ---------

    Total liabilities                                                                         327,801                   305,407

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                               -                         -
Common stock, $1.00 par value; 25,000,000 authorized shares;
    5,507,974 shares issued and outstanding in 2000; 5,423,784 shares issued and outstanding in 1999; and 216,460 and 216,460 shares of converted and unissued Class B common stock in 2000 and 1999, respectively actual 5,724,434 shares issued and outstanding in 2000, as adjusted
    actual 5,640,244 shares issued and outstanding in 1999, as adjusted                         5,724                     5,640
Treasury stock, at cost, 334,514 shares                                                         (597)                        -
Additional paid-in capital                                                                     15,957                    15,368
Accumulated deficit                                                                           (11,043)                   (1,378)
Accumulated other comprehensive loss - unrealized
    depreciation on securities available-for-sale                                              (4,884)                   (1,702)
                                                                                            ---------                 ---------

    Total stockholders' equity                                                                  5,157                    17,928
                                                                                            ---------                 ---------

        Total liabilities and stockholders' equity                                          $ 332,958                 $ 323,335
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

                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
            Consolidated Statement Of Changes In Stockholders' Equity
                             And Comprehensive Loss
                                 (in Thousands)

                                                                                         Accumulated
                                                        Additional                           other         Total
                               Common     Treasury       paid-in        Accumulated      comprehensive stockholders'   Comprehensive
                               Stock      Stock          capital     earnings (deficit)  income (loss)     equity           loss
                               -------    --------      ----------   -----------------   ------------- -------------   -------------
Balance, December 31, 1998     $2,116      $ -           $10,683         $  1,112             $(314)      $13,597

Net loss                            -        -                 -           (2,490)                -        (2,490)        $ (2,490)

Other comprehensive loss,
  net of reclassification
  adjustments and taxes             -        -                 -                -            (1,388)       (1,388)          (1,388)
                                                                                                                           -------

Total comprehensive
  loss                                                                                                                    $ (3,878)
                                                                                                                           =======

Secondary offering              1,400        -             6,675                -                 -         8,075

Warrants                            -        -               109                -                 -           109

Exercise of stock options           9        -                16                -                 -            25

100% stock dividend             2,115        -            (2,115)               -                 -             -
                               ------    -----           -------         --------           -------       -------

Balance, December 31, 1999     $5,640      $ -           $15,368         $ (1,378)          $(1,702)      $17,928

Net loss                            -        -                 -           (9,665)                -        (9,665)        $ (9,665)

Other comprehensive gain,
  net of reclassification
  adjustments and taxes             -        -                 -                -            (3,182)       (3,182)          (3,182)
                                                                                                                           -------

Total comprehensive
  loss                                                                                                                    $(12,847)
                                                                                                                           =======

Treasury stock                      -     (597)                -                -                 -          (597)

Warrants                            -        -               248                -                 -           248

Exercise of stock options          84        -               341                -                 -           425
                               ------    -----           -------         --------           -------       -------

Balance, December 31, 2000     $5,724    $(597)          $15,957         $(11,043)          $(4,884)      $ 5,157
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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

NOTE A - Significant Fourth Quarter Adjustments

    Throughout the year 2000, vBank, a Savings Bank (the "Bank"), a wholly-owned subsidiary of USABancShares.com, Inc., (the "Corporation" (or "USABancshares.com")) entered into various contracts with a number of strategic partners to provide on-line related services. In light of the market climate, the Bank began to renegotiate these on-line partnership contracts during the year. Due to the renegotiations of these contracts, the Bank took a $2.5 million charge to earnings in the fourth quarter 2000.

    As discussed herein, the Corporation and the Bank have determined to de-emphasize the Internet initiative and have renegotiated, terminated or allowed to expire such strategic relationships. Managements' plan to de-emphasize its Internet initiative is centered on a reduction of expenses, including capital expenditures, personnel reductions, advertising, and strategic contracts that caused payments to be made to the third party companies. Beginning in the fourth quarter of 2000, the Corporation expensed contracts with strategic partners that were viewed to have no long-term value since the programs had been eliminated. The nature of the contracts renegotiated related to increasing Internet deposit accounts with incentive fees paid to the partners. Partners would promote the Corporation's website on computer hardware, communication devices, or their own websites. The amount written off represented the remaining un-amortized balance of the contracts outstanding at year-end. Future benefits will be the monthly reduction in amortization relating to the contracts, which was $141,000. Future cash requirements will not be significant since no new contracts have been signed or are being considered. The Corporation is not exiting the business of generating Internet deposits, but rather simply no longer actively promoting or paying for ways to attain such deposits. The Corporation's Internet de-emphasis will not effect ongoing Internet operations except for the reduction of new deposit accounts opened through the Internet.

    During 2000, the Corporation recorded a tax benefit of $558,000 based on expected future taxable income in 2001 and future years from an anticipated $10,000,000 capital raise and the taxable gain of approximately $2,000,000 on the sale of a branch. The capital raise was to be used by the Corporation to pay off certain debts, with the remaining funds to be invested in various interest-earning assets. The Corporation de-emphasized the Internet activities during the fourth quarter and reported a segment loss of $8,303,000. The Corporation was unable to successfully complete the sale of the branch. As a result of these events, the Corporation was unable to raise the $10,000,000 of capital. The tax benefit of $558,000 was reversed in the fourth quarter of 2000 since it was more likely than not that the tax benefit would be realized.

NOTE B - ORGANIZATION

    The Corporation is a registered bank holding company and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. USABancShares.com through its subsidiaries, vBank, USACredit, Inc. ("USACredit") USARealEstate, Inc., and USA Capital Trust I (the "Trust") provides a full range of banking and non-depository services through the Internet on a national basis, as well as through retail channels in the Philadelphia market area.

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

    The Trust is a Delaware statutory business trust with the exclusive purpose of issuing and selling trust securities and using the proceeds from the sale of the Trust securities to acquire the Junior Subordinated Debenture's issued by the Corporation. The sole asset of the Trust will be the Junior Subordinated Debentures.

    In May 2000, in order to dispose of its direct interest in USACapital, Inc., a registered broker-dealer, the Corporation entered into an Asset Contribution Agreement with Bondsonline, Inc. resulting in the creation of a new entity known as Bondsonline Group, Inc. The Corporation contributed $357,974 (which comprised all of the issued and outstanding capital stock of USACapital, Inc.) in exchange for 5,472,867 shares, or 49%, of Bondsonline Group, Inc.'s common shares outstanding valued at $357,974. The Corporation accounted for this investment under the equity method; accordingly, gains or losses were recorded as other operating income (expenses). In January 2001, Bondsonline Group, Inc. ceased doing business, at which time the Corporation wrote down its investment in Bondsonline Group, Inc. to zero. The write-down resulted in a loss of $18,000 in 2001. In April 2001, in accordance with requirements imposed by the Federal Reserve Bank of Philadelphia, the Corporation sold all shares of Bondsonline Group, Inc. for $1,000, which was recorded as a gain.

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

    The Corporation has adopted Statement of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Corporation and its subsidiaries' operating segments. Management has determined the Corporation operates in two business segments, namely, Internet banking and community banking.

    2. Investment Securities

    USABancShares.com accounts for its investment securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. USABancShares.com classifies its securities as available for sale.

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

    On December 31, 2000, the Corporation reclassified its entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of the Corporation's consideration of recent regulatory agreements and their impact on the Corporation's ability to hold its held-to-maturity portfolio to maturity.

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

    On April 1, 1999, USABancShares.com adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, Based on USABancShares.com's minimal use of derivatives at the current time, the adoption of SFAS No. 133, as amended by SFAS No. 137, and SFAS No. 138, had no impact on the financial position or results of operations of USABancShares.com. Coinciding with the adoption of this standard, USABancShares.com transferred $33,400,000 of investment securities from available for sale to held to maturity. An unrealized loss of $817,000 associated with the transferred securities is being accreted back into the carrying value of the securities over the estimated remaining life of the securities. $26,000 was accreted during 1999. The remaining balance of $791,000 was reclassed to available-for-sale on December 31, 2000 in connection with the reclass of the entire portfolio held-to-maturity.

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

    3. Loans and Allowance for Possible Loan Losses

    Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. The Bank's management maintains the allowance for possible loan losses at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to expense and reduced by net charge-offs. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio after consideration of appraised collateral values, financial condition of the borrowers, and prevailing economic conditions. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made on a periodic basis during the year by senior management.

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

    4. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    In September 2000, the Corporation adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement had no impact on the Corporation's consolidated financial statements.

    5. Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Building and leasehold improvements are amortized over the term of the leases or estimated useful lives, whichever is shorter. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets.

    6. Computer Software

    Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. In 2000, the Corporation capitalized approximately $1.0 million of salary and external specialists costs related to developing and writing the code, during the application development stage, to launch the interactive internet site. The Internet site is used in the to provide banking customers access to all products offered by the Corporation. All capitalized amounts were being amortized over 3 years. Amortization expense for the year ended December 31, 2000 was $207,000. In the fourth quarter of 2000, based upon the results of an examination, the Corporation determined that accounting records were insufficient to support capitalization under SOP 98-1 and accordingly wrote-off the remaining $793,000. The $793,000 was charged to salary and professional fees. The entire $793,000 was capitalized during the quarter ended September 30, 2000. Had these costs been charged to salary and professional expense, the net loss for the three-month and nine-month periods ended September 30, 2000 would have been $(1,001), and $(4,864), respectively. Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 would have been $(0.18) and $(0.85), respectively.


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

   11.   Stock Repurchase

         During the year 2000, the Bank began to purchase shares of the Corporation's common stock for the benefit of some of the Corporation's employee benefit plans. As of March 30, 2001, the Bank had purchased an aggregate of approximately 670,000 shares of the Corporation's common stock. The Bank has recorded the stock as an asset. The stock is accounted for as treasury stock by the Corporation, and is reclassified in the consolidated financial statements.

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


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The income tax effects allocated to comprehensive income (loss) is as follows, for the year indicated:

(in Thousands)



                                                               December 31, 2000                         December 31, 1999
                                                  ----------------------------------------     -------------------------------------

                                                     Before tax       Tax         Net of       Before tax       Tax         Net of
                                                       amount       benefit     tax amount       amount       benefit     tax amount
                                                  -------------- ------------- ------------    -----------  -----------   ----------
Unrealized holding gains (losses)
     arising during period                             $(5,508)      $2,135      $(3,373)       $(2,244)       $875        $(1,369)
Less reclassification adjustment for (losses)
     gains realized in net income                          312         (121)         191             31         (12)            19
                                                       -------       ------       ------        -------        ----        -------
Other comprehensive income (loss), net                 $(5,196)      $2,014      $(3,182)       $(2,275)       $887        $(1,388)
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

    16.  Bank Owned Life Insurance

         During 1999, the Corporation entered into an investment of bank owned life insurance ("BOLI"). BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Bank, was profitable to the Corporation. This profitability is used to offset a portion of future benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. In 2000, the Corporation surrendered its BOLI and the Corporation incurred no surrender fees or any other charges on this transaction.

    17. Contingencies

         In October 1999, a former employee of the Corporation filed a claim for certain commissions under an employment agreement with the Corporation. In 2000, the Corporation recorded $648,000 of compensation expense related to these commissions based upon a March 29, 2001 arbitration agreement.

         In December 2000, a company (plaintiff) with which the Corporation has entered into an online partnership filed a complaint for breach of contract against the Company with the American Arbitration Association. In January 2001, the Corporation filed a counterclaim denying that plaintiff is entitled to relief. The Corporation believes that it has valid defenses and counterclaims against the plaintiff.

         The Corporation is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to those actions will not materially affect the Corporation's consolidated financial position or results of operations.

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

         In connection with the offering, the Corporation granted warrants convertible for a period of five years into 3.25% of the Corporation's common stock on the date of conversion. The number of warrants issued are adjusted for stock splits, stock dividends and the issuance of additional shares so as to maintain the holders' ownership of the fully diluted common stock at 3.25% for a period of three years from the closing date, February 18, 1998. Subsequent to the offering, an additional 133,456 warrants were issued to maintain the holders' 3.25% ownership. The exercise price for all warrants was $2.89, 105% of the price per share paid in the offering after giving effect for all stock dividends and stock splits. At December 31, 2000 and 1999, 186,044 warrants were outstanding. The Corporation accounts for the warrants in accordance with SFAS No. 123.


NOTE E - TRUST PREFERRED

         On March 9, 1999, USABancShares.com issued $10,000,000 principal amount of 9.50% junior subordinated deferrable interest debentures due March 5, 2029 (the "debentures") to the Trust in which USABancShares.com owns all the common equity. The debentures are the sole asset of the Trust. The Trust issued $10,000,000 of Trust preferred securities to investors. USABancShares.com's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by USABancShares.com of the Trust's obligations under the Trust preferred securities. The Trust preferred securities are callable by USABancShares.com on or after March 15, 2009, or earlier under certain circumstances. The Trust preferred securities must be redeemed upon maturity of the debentures in 2029.

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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE G - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses and fair market value of USABancShares.com's investment securities available-for-sale and held-to-maturity are as follows:


  (in Thousands)

                                                            December 31, 2000
                                     ------------------------------------------------------------------
                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized           Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------   ---------------
Available-for-Sale
U.S. Government and agency
         securities                        $ 37,956            $  70         $  (113)         $ 37,913
Mortgage-backed securities                   22,056              164            (283)           21,937
Corporate securities                         27,576               79          (3,015)           24,640
Trust preferred securities                   38,064               25          (4,951)           33,138
Municipal securities                          3,175               20              (3)            3,192
Other securities                                815                3               -               818
                                           --------            -----         -------          --------

Total Available-for-Sale                   $129,642            $ 361         $(8,365)         $121,638
                                           ========            =====         =======          ========


(in Thousands)

                                                              December 31, 1999
                                     ------------------------------------------------------------------
                                                           Gross           Gross
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
                                          =========            =====         =======          ========

    In April 1999 in conjunction with the adoption of SFAS No. 133, the Bank reclassified $33.4 million of securities from available-for-sale to held-to-maturity. Due to the reclassification, the Bank recorded $817,000 as an unrealized loss. This loss was being accreted back over the remaining maturities of the securities transferred. At December 31, 2000, the remaining unrealized loss was zero, due to our reclassifying our entire held-to-maturity portfolio to available-for-sale. At December 31, 1999 the remaining unrealized loss was $796,000.

    The Federal Home Loan Bank ("FHLB") stock has an amortized cost of $4.0 million at December 31, 2000 and December 31, 1999. The fair value of the FHLB stock is $4.0 million at December 31, 2000 and December 31, 1999.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE G - INVESTMENT SECURITIES - Continued

    The amortized cost and fair market value of investment securities, by contractual maturity, as of December 31, 2000, are shown below.

(in Thousands)                                         Available-for-Sale
                                          --------------------------------------------
                                                                           Weighted
                                          Amortized      Approximate       Average
                                             Cost         Fair Value        Yield
                                          ---------      -----------       ---------
Due within one year                        $ 23,791        $ 23,652           5.71%
Due after one year through five years        12,798          11,514           9.73
Due after five years through ten years       14,076          12,652           8.45
Due after ten years                          56,106          51,065           8.64
Mortgage-backed securities                   22,056          21,937           7.19
Equity Securities                               815             818              -
                                           --------        --------
                                           $129,642        $121,638
                                           ========        ========


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

    At December 31, 2000 and 1999 none of our securities were pledged to secure public funds or for any other purposes as required by applicable laws and regulations. Securities with a carrying value of $52.1 million and $7.0 million at December 31, 2000 and 1999, respectively, were pledged to the Federal Home Loan Bank of Pittsburgh as collateral for the Bank's borrowings.

    On December 31, 2000, the Corporation reclassified $81,447,000 of held-to-maturity investment securities to available-for-sale. The reclassification resulted in a decrease in the carrying value of the securities of approximately $6,500,000. The reclassification also resulted in an increase in the accumulated other comprehensive loss of approximately $3,965,000, and an increase in deferred income taxes of approximately $2,535,000.

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

      The Corporation maintained during 2000 an Employee Stock Purchase Plan ("ESPP"), to allow eligible employees to periodically acquire shares of USAB common stock through payroll deductions. For the year ended December 31, 2000 a total of 11,264 shares were purchased by employees from the Plan. Employees could purchase Corporation stock through the ESPP twice per year on April 1st, and October 1st. The ESPP allowed employees to purchase Corporation stock at a 15% discount from the lower closing price of the Corporation stock as of March 31st or September 30th. The 15% discount to the employees is accounted for as a salary and employee benefits expense. The amount of salary and employee benefits expense related to the ESPP for the year ended December 31, 2000 was $7,000.

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
                                                       =======        =========

    Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of USABancShares.com's assets and liabilities. Cumulative temporary differences are as follows at December 31,:


(in Thousands)                                               2000          1999
                                                           ------          ----

Deferred tax assets
   Allowance for possible loan losses                      $  662       $   664
   Deferred compensation                                       18            21
   Unrealized losses on securities available-for-sale       3,124         1,088
   Federal net operating losses                             3,035             -
   State net operating losses                                  66           170
   Accrued expenses                                           187             -
   Valuation allowance                                     (3,633)         (493)
   Other                                                       51            25
                                                           ------       -------

Net deferred tax asset                                     $3,510       $ 1,475
                                                           ======       =======

    A valuation allowance has been recorded for deferred tax assets that USABancShares.com believes will more likely than not expire before the benefit can be realized. The Corporation has Federal net operating losses that will expire in 2020 and state net operating losses that will begin to expire in 2008.

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

      Options to purchase 798,702 shares of common stock at a range of $2.83 to $11.56 per share were outstanding at December 31, 2000. Warrants to purchases 316,044 shares of common stock at a range of $2.89 to $12.00 per share were outstanding at December 31, 2000. Options to purchases 705,356 shares of common stock at a range of $2.83 to $6.00 per share were outstanding at December 31, 1999. Warrants to purchases 316,044 shares of common stock at a range of $2.89 to $12.00 per share were outstanding at December 31, 1999. These options and warrants were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Corporation for the years ended December 31, 2000 and 1999.

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

    2. Employee Agreements

    USABancShares.com has an employment agreements with our executives that provides severance pay benefits if there is a change in control of USABancShares.com. The agreements will continue in effect on a year-to-year basis until terminated or not renewed by USABancShares.com. Upon a change in control, vBank and USABancShares.com shall continue to pay the key executives' salary per the agreements and certain benefits for the agreed upon time periods. The maximum contingent liability under the agreements at December 31, 2000 was approximately $280,000.

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


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued


    USABancShares.com, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is USABancShares.com's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loses. Therefore, USABancShares.com had to use significant estimations and present value calculations to prepare this disclosure.

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

    For cash and cash equivalents, including cash and due from banks and interest bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities, including FHLB stock, are based on quoted market prices of comparable instruments if quoted market prices are not available.

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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements - Continued

                           December 31, 2000 and 1999

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    The fair value of borrowings with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar borrowing arrangements.

    There was no material difference between the notational amount and the estimated fair value of off-balance-sheet items, which totaled approximately $6.4 million and $4.7 million at December 31, 2000 and 1999, respectively, which are primarily comprised of unfunded loan commitments, due to such instruments are generally priced at market at the time of funding

                                     2000                         1999
                        -----------------------------    -----------------------
                         Carrying         Estimated      Carrying     Estimated
(in Thousands)            amount         fair value       amount      fair value
                        ---------------  ------------    ----------  -----------

Investment securities      $ 121,638      $ 121,638     $101,826       $ 96,288
Loans receivable             181,495        182,331      205,268        206,214
Deposits                     281,932        280,831      255,038        253,724

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


NOTE T - REGULATORY CAPITAL REQUIREMENTS

    The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and Bank's financial statements.

    Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Corporation failed to meet all capital adequacy requirements to which they are subject and the Bank met all capital adequacy requirements to which they are subject.

    As of December 31, 2000, the FDIC specifically categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. Significant conditions and events have occurred since the notification that management believes has changed the Bank's category. See discussion of such conditions and events in Note W.

    The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table below.


                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE T - REGULATORY CAPITAL REQUIREMENTS - Continued

         Certain Consequences of Failure to Comply with Regulatory Capital Requirements. A bank's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the insured savings bank to enforcement actions and other proceedings. Any bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed, the bank must certify among other things, that it will not, without the approval of its appropriate Regional Director, grow beyond net interest credited or make capial distributions. If a bank's capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, a bank's regulator through a capital directive or otherwise may, restrict the ability of a bank not in compliance with the capital requirements to pay dividends and compensation and may require such a bank to take one or more of certain corrective actions, including, without limitation; (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipts or deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

         The FDIC may take any of certain additional supervisory actions against an undercapitalized institution if the agency determines that such actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. These supervisory actions include:
(i) requiring the institution to raise additional capital or be required by another institution or holding company if certain grounds exist, (ii) restricting transactions between the institution and its affiliates, (iii) restricting interest rates paid by the institution on deposits, (iv) restricting the institution's asset growth or requiring the institution to reduce its assets, (v) requiring replacement of senior executive officers and directors,
(vi) requiring the institution to alter or terminate any activity deemed to pose excessive risk to the institution, (vii) prohibiting capital distributions by bank holding companies without prior approval, (viii) requiring the institution to divest certain subsidiaries, or requiring the institution's holding company to divest the institution or certain affiliates of the institution, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action regulations.

         Under a regulatory interpretation supplied in a letter from the Federal Reserve Bank of Philadelphia dated June 25, 2001, the Corporation was advised that the trust preferred securities it has issued are not Tier 1 eligible until the Corporation has applied the entire interest reserve established for use in making interest payments to the trust holders.

    USABancShares.com actual capital amounts and ratios are presented in the following table:

                                                               For Capital
(in Thousands)                                              Adequacy Purposes
As of December 31, 2000:        Amount        Ratio       Amount        Ratio
------------------------        ------        -----       ------        -----
Total Capital
 (to Risk Weighted Assets)      $19,990       7.5%       $21,442         8.0%
Tier I Capital
 (to Risk Weighted Assets)        9,995       3.7         10,721         4.0
Tier I Capital
 (to Average Assets)              9,995       3.0         13,493         4.0

As of December 31, 1999:
------------------------
Total Capital
 (to Risk Weighted Assets)      $31,331       11.2%      $22,473         8.0%
Tier I Capital
 (to Risk Weighted Assets)       25,645        9.1        11,237         4.0
Tier I Capital
 (to Average Assets)             25,645        7.8        13,124         4.0

    vBank's actual capital amounts and ratios are presented in the following table.

                                                                                                             To be well
                                                                                                         Capitalized under
                                                                                  For Capital            Prompt Corrective
(in Thousands)                                                                 Adequacy Purposes         Action Provisions
As of December 31, 2000:                      Amount            Ratio         Amount        Ratio       Amount      Ratio
------------------------                      ------            -----         ------        -----       ------      -----
  Total Capital
    (to Risk Weighted Assets)                 $22,340             8.3%        $21,427        8.0%      $26,783       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  20,250             7.6          10,713        4.0        16,070        6.0
  Tier I Capital
    (to Average Assets)                        20,250             6.0          13,573        4.0        16,966        5.0

As of December 31, 1999:
------------------------
  Total Capital
    (to Risk Weighted Assets)                 $28,266            10.1%        $22,460        8.0%      $28,075       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  26,151             9.3          11,230        4.0        16,845        6.0
  Tier I Capital
    (to Average Assets)                        26,151             7.9          13,171        4.0        16,464        5.0



                                   (Continued)

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

NOTE T - REGULATORY CAPITAL REQUIREMENTS - Continued

    Institutions classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized institutions. Significantly undercapitalized institutions are subject to the mandatory provisions applicable to undercapitalized institutions. The regulation also makes mandatory for significantly undercapitalized institutions certain of the supervisory actions that are discretionary for institutions classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized institutions to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized institutions may be subjected to certain of the restrictions applicable to critically undercapitalized institutions.

    The regulation requires that an institution be played into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the regulators determine that other accion would better achieve the purpose of the prompt corrective action provisions. Any such determination must be renewed every 90 days. A depository institution also must be placed into receivership if the institution continues to be critically undercapitalized on average during the fourth quarter after the institution initially became critically undercapitalized, unless the institution's federal bank regulatory agency, with concurrence of the FDIC, makes certain positive determinations with respect to the institution.

    Conservatorship/Receivership. In addition to the grounds discussed under "--Proper Corrective Action" the FDIC may appoint a conservator or receiver for a bank if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution's assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation or law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and-desist order, (v) the consealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance,
    (viii) any violation of law or unsafe or unsound practice that it likely to cause insolvency or substantial dissipation of assets or earnings weaken the institution's condition, or otherwise seriously prejudice the interests of the Institution's depositors or the federal deposit insurance fund, (ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offensess related to money laundering.

    Enforcement Powers. The FDIC has substantial enforcement authority, including authority to bring various enforcement actions against a bank and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). The enforcement authority includes, without limitation: (i) the ability to terminate a banks' deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a bank or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loans, restrict the growth of the institution; and rescind agreements and contracts.

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

                                  (Continued)

    The following chart highlights the segments USABancShares.com, Inc. operates under:

                                                 December 31, 2000
                                  ----------------------------------------------
                                                                    Consolidated
(in Thousands)                    USABancShares.com     Others         Totals
                                  -----------------     ------      ------------
Revenue from external
customers                                 321             349             670

Interest revenue                            -          30,465          30,465

Interest expense                        3,241          16,803          20,044
                                      -------         -------         -------
Net interest revenue                   (3,241)         13,662          10,421

Provision for loan losses                   -               -               -

Depreciation                              268             296             564

Online Partnerships                     5,654               -           5,654

Advertising                             1,244             222           1,466

Check Printing Fees                       252              72             324

Segment (loss) profit                 (12,872)          3,207          (9,665)

Total deposits                         79,032         202,900         281,932

Total assets                            2,132         334,319         336,451


                                                 December 31, 1999
                                  ----------------------------------------------
                                                                    Consolidated
(in Thousands)                    USABancShares.com     Others         Totals
                                  -----------------     ------      ------------
Revenue from external
customers                                   -           1,514           1,514

Interest revenue                            -          22,123          22,123

Interest expense                          335          12,775          13,110
                                      -------         -------         -------
Net interest revenue                     (335)          9,348           8,760

Provision for loan losses                   -           1,175           1,175

Depreciation                               14             439             453

Online Partnerships                        51               -              51

Advertising                             3,600             232           3,832

Check Printing Fees                        27               3              30

Segment (loss) profit                  (5,292)          2,802          (2,490)

Total deposits                         29,542         225,496         255,038

Total assets                            3,021         320,314         323,335



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

    The "Others" columns includes the Bank's traditional operations, described below, and USA Capital Trust I. The Bank's traditional operations contain the traditional brick and mortar operations, including four retail branch locations, a commercial banking operations and servicing department. The Corporation's assets are primarily comprised of its investments in its subsidiaries. The other operating subsidiary contains complimentary services to the Bank, but are immaterial to the overall financial operations of the Corporation.

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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE V - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    Condensed financial information for USABancShares.com, Inc., (parent company only) follows:


                         BALANCE SHEETS
                                                            December 31,
                                                  ------------------------------
(in Thousands)                                        2000                1999
                                                  ------------        ----------
ASSETS
Cash and due from banks                               $ 20                 $ 7
Securities available-for sale                        2,540               3,300
Investment in subsidiaries                          15,530              25,419
Other assets                                           937               1,938
                                                  --------            --------
  Total assets                                    $ 19,027            $ 30,664
                                                  ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Other borrowed money                            $ 13,050            $ 10,850
  Other liabilities                                    820               1,886
                                                  --------            --------
Total liabilities                                   13,870              12,736
Stockholders' equity                                 5,157              17,928
                                                  --------            --------
  Total liabilities and stockholders' equity      $ 19,027            $ 30,664
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

NOTE W - SUBSEQUENT EVENTS (UNAUDITED)

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

                                   (Continued)

    1. Regulatory Agreements

    In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, USABancShares.com entered into the Written Agreement with the Board of Governors of the Federal Reserve System. Pursuant to the terms of the Written Agreement, the Corporation agreed that it would not, among other actions, make or pay dividends, make or pay distributions on debt instruments, redeem debt or equity instruments, or incur indebtedness or engage in capital raising efforts, without the prior written approval of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The Corporation also agreed to submit for the approval of the Reserve Bank, within various designated time periods, a written statement of operating expenses, a plan to maintain sufficient capital at the Bank and for the consolidated organization, a report on capital raising efforts, a written policy and procedure for inter-corporate fees or payments assessed by Bank, the Corporation of any of the non bank subsidiaries, a strategy for the Corporation for the remainder of year 2001 and, on a forward going basis, the directors of the Corporation and the Bank must submit certified progress reports to the Reserve Bank. The Corporation also agreed to rectify any noncompliance with banking regulations.

    The Corporation also entered into an Order to Cease and Desist with the Federal Deposit Insurance Corporation dated July 13, 2001 (the "FDIC Order") and a Cease and Desist Order with the State of Pennsylvania Department of Banking Bureau of Supervision dated July 9, 2001 (the "Pennsylvania Order").

    Pursuant to the terms of the FDIC Order, the Corporation, the Bank, and all of the affiliated entities agreed to cease and desist from certain unsafe or unsound banking practices and violations. These violations involved operating with inadequate capital, poor quality investments and having inadequate internal control and management operations. The Penn Order covers
    - substantially the same matters as the FDIC Order.

    USABancshares.com management has begun to address all matters outlined in the regulatory agreements and expects to work diligently to comply with their terms and conditions within the required timelines. Failure to comply could result in additional regulatory supervision and/or actions.

    2. Customer Defalcation

    The Corporation is taking legal action against a long standing customer of the Bank who caused the Corporation to suffer a defalcation from a check-kiting scheme. The defalcation discovery occurred when the customer's deposited items were returned. The Corporation is actively pursuing the recovery of this item; however, the entire amount of approximately $3 million was charged against earnings in the three month period ended June 30, 2001.

                                   (Continued)

    3. Clearing Accounts

    During the March 2001 quarter, the Corporation identified approximately $760,000 of clearing account items, primarily related to returned deposits on depositor accounts. The Corporation is actively pursuing the recovery of these items against existing customer accounts, however, the entire amount was charged against earnings in the three month period ended March 31, 2001. The Corporation has tightened internal controls as a result of this incident and does not anticipate a recurrence.