Form 10QSB/A
period 2001-03-31
USABANCSHARES COM INC
filed 2002-02-20
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            -------------------------

                                  Form 10-QSB/A


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

                                   TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                            Page #

         Item 1.     Financial Statements

                     Consolidated Balance Sheets                               3

                     Consolidated Statements of Operations                     4

                     Consolidated Statement of Changes in
                     Stockholders' Equity and Comprehensive Income             5

                     Consolidated Statements of Cash Flows                     6

                     Notes to the Consolidated Financial Statements            7

         Item 2.     Management's Discussion and Analysis                      9


PART II  OTHER INFORMATION

         Item 1.     Legal Proceedings                                        18

         Item 2.     Change in Securities                                     18

         Item 3.     Defaults Upon Senior Securities                          18

         Item 4.     Submission of Matters to a Vote of Security Holders      18

         Item 5.     Other Information                                        18

         Item 6.     Exhibits and Reports on Form 8-K                         19

SIGNATURES                                                                    21

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                                        (unaudited)
                                                                                         March 31,         December 31,
                                                                                           2001               2000
                                                                                         ---------          ---------
ASSETS
Cash and due from banks                                                                  $     258          $   1,857
Interest-bearing deposits with banks                                                         9,111             10,308
Securities available-for-sale                                                              117,306            121,638
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                            4,011              4,011
Loans receivable, net                                                                      179,289            179,165
Premises and equipment, net                                                                  2,848              2,970
Accrued interest receivable                                                                  3,155              3,427
Real estate held for investment                                                              2,329              2,174
Other real estate owned                                                                         40                 40
Goodwill, net                                                                                   45                 46
Deferred income taxes                                                                        2,622              3,510
Other assets                                                                                 3,789              3,812
                                                                                         ---------          ---------

    Total assets                                                                         $ 324,803          $ 332,958
                                                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                               $   4,886          $   5,893
    NOW                                                                                     46,263             39,202
    Money Market                                                                               203                360
    Savings and Passbook                                                                    23,918             22,852
    Time                                                                                   198,592            213,625
                                                                                         ---------          ---------
     Total deposits                                                                        273,862            281,932
Borrowed funds:
    Short term borrowings                                                                    2,600              2,600
    Long term borrowings                                                                    30,000             30,000
    Guaranteed preferred beneficial interests in subordinated debt                          10,000             10,000
Accrued interest payable                                                                     1,203              2,208
Accrued expenses and other liabilities                                                       1,443              1,061
                                                                                         ---------          ---------
    Total liabilities                                                                      319,108            327,801

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                         --                 --
Common stock, $1.00 par value; 25,000,000 authorized shares;
    5,724,434 shares issued and outstanding in 2001, as adjusted;
    5,724,434 shares issued and outstanding in 2000, as adjusted                             5,724              5,724
Treasury stock, at cost, 669,889 shares in 2001; 334,514 shares in 2000                     (1,326)              (597)
Additional paid-in capital                                                                  16,018             15,957
Accumulated deficit                                                                        (11,786)           (11,043)
Accumulated other comprehensive loss - unrealized
    depreciation on securities available-for-sale                                           (2,935)            (4,884)
                                                                                         ---------          ---------

    Total stockholders' equity                                                               5,695              5,157
                                                                                         ---------          ---------

        Total liabilities and stockholders' equity                                       $ 324,803          $ 332,958
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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes In Stockholders' Equity
                            and Comprehensive Income
                                 (in Thousands)
                                   (unaudited)

                                                                                       Accumulated
                                                      Additional                          other           Total
                               Common     Treasury     paid-in       Accumulated       comprehensive   stockholders'  Comprehensive
                               Stock       Stock       capital    earnings (deficit)   income (loss)      equity      income (loss)
                               -----       -----       -------    ------------------   -------------      ------      -------------
Balance, December 31, 2000    $  5,724   $   (597)    $ 15,957        $(11,043)          $ (4,884)       $  5,157

Net loss                            --         --           --            (743)                --            (743)      $

Other comprehensive gain,
  net of reclassification
  adjustments and taxes             --         --           --              --              1,949           1,949          1,949
                                                                                                                        --------

Total comprehensive
  income                                                                                                                $  1,206
                                                                                                                        ========

Treasury stock                      --        (729)         --              --                 --            (729)

Warrants                            --          --          61              --                 --              61

                              --------    --------    --------        --------           --------        --------

Balance, March 31, 2001       $  5,724    $ (1,326)   $ 16,018        $(11,786)          $ (2,935)       $  5,695
                              ========    ========    ========        ========           ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)
                                   (unaudited)

                                                                                        Three months ended March 31,
                                                                                        ----------------------------
                                                                                          2001               2000
                                                                                        ---------         ----------
Cash flows from operating activities:
    Net loss                                                                            $   (743)         $ (2,455)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for possible loan losses                                                        34              --
    Depreciation and amortization                                                            171               106
    Decrease of goodwill                                                                       1                 1
    Net accretion of discounts on purchased loan portfolios                                 (217)             (238)
    Net accretion/amortization of securities discount/premiums                               (28)             (112)
    Net accretion of zero coupon bonds                                                      (155)             --
    Net amortization of warrants                                                              61                61
    Net (gains) losses on sale of securities                                                 (53)              267
    Net increase in deferred fees                                                             44                71
    Decrease (increase) in accrued interest receivable                                       272              (243)
    Decrease (increase) in deferred income taxes                                              11               (22)
    Increase in bank owned life insurance                                                   --                 (66)
    Decrease (increase)  in other assets                                                      23            (4,830)
    Decrease in accrued interest payable                                                  (1,173)           (1,673)
    Increase in accrued expenses and other liabilities                                       382               233
                                                                                        --------          --------
      Net cash used in operating activities                                               (1,370)           (8,900)
                                                                                        --------          --------

Cash flows from investing activities:
    Investment securities available-for-sale:
         Purchases                                                                       (38,172)             --
         Sales                                                                             6,743             4,867
         Maturities and principal repayments                                              38,955               186
    Investment securities held-to-maturity:
         Purchases                                                                          --             (10,323)
         Sales                                                                              --               1,000
         Maturities and principal repayments                                                --                 436
    Decrease (increase) in interest bearing deposits with banks                            1,197           (25,531)
    Principal payments on loans                                                            8,627             9,992
    Originations of loans                                                                 (8,576)          (12,552)
    Increase in real estate held for investment                                             (155)             --
    Purchases of premises and equipment                                                      (49)           (1,842)
                                                                                        --------          --------
      Net cash provided by (used in) investing activities                                  8,570           (33,767)
                                                                                        --------          --------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                   (8,070)           37,941
    Increase in short-term borrowings                                                       --               2,600
    Exercise of stock options                                                               --                 376
    Increase in treasury stock                                                              (729)             --
                                                                                        --------          --------
      Net cash (used in) provided by financing activities                                 (8,799)           40,917
                                                                                        --------          --------

    Net decrease in cash and cash equivalents                                             (1,599)           (1,750)

    Cash and cash equivalents, beginning of period                                         1,857             3,813
                                                                                        --------          --------

    Cash and cash equivalents, end of period                                            $    258          $  2,063
                                                                                        ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                                 March 31, 2001

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (The "Company"), vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACredit, Inc., a Pennsylvania corporation, USARealEstate, Inc., a Pennsylvania corporation and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with accounting principles generally acccepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, are not necessarily indicative of results to be anticipated for the full year.


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


In March 2001, the Company entered into a Written Agreement with the Board of Governors of the Federal Reserve System. Pursuant to the terms of the Written Agreement, the Company agreed that it would not, among other actions, make or pay dividends, make or pay distributions on debt instruments, redeem debt or equity instruments, or incur indebtedness or engage in capital raising efforts, without the prior written approval of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The Company also agreed to submit for the approval of the Reserve Bank, within various designated time periods, a written statement of operating expenses, a plan to maintain sufficient capital at the Bank and for the consolidated organization, a report on capital raising efforts, a written policy and procedure for inter-corporate fees or payments assessed by Bank, the Company of any of the non bank subsidiaries, a strategy for the Company for the remainder of year 2001 and, on a forward going basis, the directors of the Company and the Bank must submit certified progress reports to the Reserve Bank. The Company also agreed to rectify any noncompliance with banking regulations.


3. Trust Preferred Securities


On March 9, 1999, the Company issued $10.0 million principal amount of 9.5% junior subordinated deferrable interest debentures due March 5, 2029 (the "debentures") to USA Capital Trust I, a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The trust issued $10.0 million of trust preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a full and conditional guarantee by the Company of the Trust's obligations under the Trust preferred securities. The Trust preferred securities are callable by the Company on or after March 15, 2009, or earlier under certain circumstances. The Trust preferred securities must be redeemed upon maturity of the debentures in 2029.


4. Secondary Offering

On September 30, 1999 the Company issued 1,400,000 common shares in a secondary offering. The Company issued these shares at $6.75, with net proceeds of $8.1 million, subsequent to offering costs of $1.4 million.

5. Bondsonline Group, Inc.


In May 2000, in order to dispose of its direct interest in its wholly owned subsidiary, USACapital, Inc., a registered broker-dealer, the Company entered into an Asset Contribution Agreement with Bondsonline, Inc., resulting in the creation of a new entity known as Bondsonline Group, Inc. The Company contributed all of the issued and outstanding capital stock of USACapital, Inc. in exchange for 5,472,867 shares, or 49%, of Bondsonline Group, Inc.'s common shares outstanding. The Company accounted for this investment under the equity method; accordingly, gains or losses were recorded as other operating expenses. In January 2001, Bondsonline Group, Inc. ceased doing business, at which time the Company wrote down its investment in Bondsonline Group, Inc. to zero.

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

Options to purchase 756,012 shares of common stock at a range of $2.83 to $12.00 per share were outstanding at March 31, 2001. Warrants to purchase 316,044 shares of common stock at a range of $2.89 to $12.00 per share were outstanding at March 31, 2001. These options and warrants were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Company for the three months ended March 31, 2001 and 2000.

Options to purchase 955,908 shares of common stock at a range of $2.83 to $11.56 per share were outstanding at March 31, 2000. Warrants to purchase 316,044 shares of common stock at a range of $2.89 to $12.00 per share were outstanding at March 31, 2000.

7. New Accounting Pronouncement


In September 2000, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaced SFAS No. 125. The adoption of this statement had no impact on the Company's consolidated financial statements.

8. Segment Reporting

                                                                           March 31, 2001
                                             --------------------------------------------------------------------------
                                                                                                       Consolidated
(in Thousands)                                   USABancShares.com              Others                     Totals
                                             --------------------------   --------------------   ----------------------

Revenue from external
customers                                               117                         145                       262

Interest revenue                                         --                       7,104                     7,104

Interest expense                                      1,082                       3,683                     4,765
                                                    -------                     -------                   -------

Net interest revenue                                 (1,082)                      3,421                     2,339

Provision for loan losses                                --                          34                        34

Net occupancy expense                                    29                         275                       304

Online Partnerships                                      --                          --                        --

Advertising                                               6                           2                         8

Check Printing Fees                                      18                          --                        18

Segment loss                                         (1,341)                        598                      (743)

Total deposits                                       84,726                     189,136                   273,862

Total assets                                          4,551                     320,252                   324,803

                                                                           March 31, 2000
                                             --------------------------------------------------------------------------
                                                                                                     Consolidated
(in Thousands)                                   USABancShares.com              Others                  Totals
                                             --------------------------   --------------------   ----------------------
Revenue from external
customers                                                20                          74                        94

Interest revenue                                         --                       7,304                     7,304

Interest expense                                        513                       4,231                     4,744
                                                    -------                     -------                   -------

Net interest revenue                                   (513)                      3,073                     2,560

Provision for loan losses                                --                          --                        --

Net occupancy expense                                    36                         176                       212

Online Partnerships                                     615                          --                       615

Advertising                                             862                          --                       862

Check Printing Fees                                      38                          --                        38

Segment loss                                         (2,500)                         45                    (2,455)

Total deposits                                       48,991                     243,988                   292,979

Total assets                                          9,627                     350,999                   360,626


USABancShares.com, is the Bank's on-line banking segment. USABancShares.com is a fully operational website to serve online banking customers. USABancShares.com offers a variety of deposit products including checking, savings and certificate of deposit accounts.

The "Others" columns includes the Company, the Bank's traditional operations, described below, and USA Capital Trust I. The Bank's traditional operations contain the traditional brick and mortar operations, including four retail branch locations, a commercial banking operations and servicing department. The Company assets are primarily comprised of its investments in its subsidiaries. The other operating subsidiary contains complimentary services to the Bank, but are immaterial to the overall financial operations of the Company.

USABancShares.com uses accrual accounting methods, with such segment being either accounted for as a separate department on the Bank's general ledger. No allocations have been applied to the segments. Direct expenses have been accounted for by the segment.

Item 2.  Management's Discussion and Analysis



Forward-looking Statements

When used in this Form 10-QSB/A, the words or phrases "plan", "intend", "anticipate", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Further information concerning the risks facing the Company's business and operations is set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2000.

The Company does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

The Company's total assets decreased from $333.0 million at December 31, 2000 to $324.8 million at March 31, 2001, a decrease of $8.2 million, or 2.4%. The decrease was due primarily to decreases in cash and due from banks, and the securities portfolio, $1.6 million and $4.3 million respectively. The decrease in cash and due from banks can be attributed to the decrease of our deposits. The decrease in the securities portfolio was primarily due to the maturities and redemptions of federal agency bonds and United States treasury securities and principal reductions of mortgage backed securities.

The reduction in total assets was due to a decrease in deposits of $8.0 million. Time deposits decreased $15.0 million, demand deposits decreased $1.2 million, transaction accounts increased $7.1 million, and savings and passbook accounts increased by $1.1 million. The Company's stockholders' equity increased from $5.2 million at December 31, 2000 to $5.7 million at March 31, 2001, due to the comprehensive income for the quarter offset by the operating loss incurred by the Company for the three months ended March 31, 2001.

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
                                                     =====            =====            =====

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level deemed sufficient to absorb losses which are inherent in the loan portfolio. Senior management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged atainst earnings in an amount necessary to maintain the allowance at a level that is approrpate based on management's assessment of probable estimated losses for a detailed discussion of the methodelogy employed by the Company in establishing its allowance for loan losses, reference is made to the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, incorporated herein by reference. As a result of senior management's evaluation of these factors, $34,000 was added to the provision for loan losses during the three months ended March 31, 2001. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.15% at March 31, 2001, compared to 1.15% at December 31, 2000 and 1.04% at March 31, 2000. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. The Bank had charge-offs on loans of $37,000 during the three months ended March 31, 2001 compared to zero for the three months ended March 31, 2000. Recoveries on loans of $1,000 were recorded during the three months ended March 31, 2001 compared to zero recoveries for the same period in 2000.

NON-INTEREST INCOME

Non-interest income increased $590,000 to $329,000 for the three months ended March 31, 2001. Gain on sale of investment securities was $53,000 for the three months ended March 31, 2001 compared to a loss of $267,000 for the same period in 2000. Service fee income increased $168,000 due to increased deposit accounts incurring service charges, and other non-interest income reflects a decrease of $90,000 primarily related to the decrease of income on bank owned life insurance for the three month period ended March 31, 2001 compared to the same period in 2000. Brokerage operation loss decreased $380,000 due to the sale of USA Capital, Inc. to Bondsline, Inc. in May 2000.


NON-INTEREST EXPENSE

Non-interest expense decreased $1.5 million, or 31.5% to $3.4 million, for the three months ended March 31, 2001. Of this decrease advertising expenses decreased $854,000 as a result of a de-emphasis of the Company's Internet initiative and a return of the Company's focus to community banking; online partnerships expense decreased $615,000 due to a reduction in new account incentives, and salaries and employee benefits expense decreased $546,000 due to staff reductions. During the March 2001 quarter, the Company identified approximately $760,000 of clearing account items, primarily related to returned deposits on depositor accounts. The Company is actively pursuing the recovery of these items against existing customer accounts, however, the entire amount charged against earnings in the three month period ended March 31, 2001. The Company has tightened internal controls as a result of this incident and does not anticipate a recurrence.

Management's plan to de-emphasize its Internet initiative is centered on a reduction of expenses, including capital expenditures, personnel reductions, advertising, and strategic contracts that caused payments to be made to the third party companies. Beginning in the fourth quarter of 2000, the Company expensed contracts with strategic partners that were viewed to have no long-term value since the programs had been eliminated. The nature of the contracts renegotiated related to increasing Internet deposit accounts with incentive fees paid to the partners. Partners would promote the Company's website on computer hardware, communication devices, or their own websites. The amount written off represented the remaining un-amortized balance of the contracts outstanding at year-end. Future benefits going forward will be the monthly reduction in amortization relating to the contracts of approximately $141.000. Future cash requirements will not be significant since no new contracts have been signed or are being considered. The Company is not exiting the business of generating Internet deposits but rather simply no longer aggressively marketing the Company's website. The Company's Internet de-emphasis will not effect ongoing operations except for reduction of new deposit accounts opened through the Internet.


INCOME TAX EXPENSE

No income tax expense was recorded for the three months ended March 31, 2001, compared to an income tax benefit of $175,000 for the three months ended March 31, 2000.

LOAN PORTFOLIO


Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $179.3 million at March 31, 2001 compared to $179.2 million at December 31, 2000. Loans receivable represented 55.9% of total assets as of March 31, 2001 compared to 54.5% at December 31, 2000.


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

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at March 31, 2001, and December 31, 2000, respectively, for each major category of the Company's investment securities:

(in Thousands)

                                                                March 31, 2001
                                     ------------------------------------------------------------------

                                                           Gross           Gross         Approximate
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
         securities                        $ 29,553            $ 265        $     (9)         $ 29,809
Mortgage-backed securities                   23,962               47             (97)           23,912
Corporate securities                         27,615              211          (2,325)           25,501
Trust preferred securities                   37,013              199          (3,131)           34,081
Municipal securities                          3,176               31              (1)            3,206
Other securities                                797               --              --               797
                                     ---------------   --------------  --------------  ----------------

Total Available-for-Sale                   $122,116            $ 753        $ (5,563)         $117,306
                                     ===============   ==============  ==============  ================

in Thousands)
                                                               December 31, 2000
                                     ------------------------------------------------------------------

                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
   securities                          $ 37,956           $   70         $  (113)         $ 37,913
Mortgage-backed securities               22,056              164            (283)           21,937
Corporate securities                     27,576               79          (3,015)           24,640
Trust preferred securities               38,064               25          (4,951)           33,138
Municipal securities                      3,175               20              (3)            3,192
Other securities                            815                3               -               818
                                       --------           ------         -------          --------

Total Available-for-Sale               $129,642           $  361         $(8,365)         $121,638
                                       ========           ======         =======          ========

In April 1999 in conjunction with the adoption of SFAS No. 133, the Bank reclassified $33.4 million of securities from available-for-sale to held-to-maturity. Due to the reclassification, the Bank recorded $817,000 as an unrealized loss. This unrealized loss was being accreted back over the remaining maturities of the securities transferred. At December 31, 2000, the remaining unrealized loss was zero, due to the Company's reclassifying its entire held-to-maturity portfolio to available-for-sale. At December 31, 1999, the remaining unrealized loss was $796,000.

On December 31, 2000, the Company reclassified its entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of the Company's considerations of recent regulatory agreements and their impact on its ability to hold its held-to-maturity portfolio to maturity.

LIQUIDITY


The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "available-for-sale" securities, loan sales, loan repayments, and the use of federal funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Company's primary source of new funds. Total deposits decreased 2.9% to $273.9 million at March 31, 2001, compared to $281.9 million as of December 31, 2000 of this decrease. Institutional time deposits decreased 12.0% to $83.9 million at March 31, 2001 from $95.3 million at December 31, 2000 which decrease is a part of our business plan since they are a more volatile and expensive source of funding. These deposits had a weighted average cost of 6.57%. The Bank has made a concerted effort to attract deposits through competitive pricing of its deposit products. The Company had $18.2 of institutional time deposits scheduled to mature through December 31, 2001. The Company plans to fund this decrease in deposits through several means, including the sale of available-for-sale securities, through cash received on the investment and loan portfolio's, and, to the extent needed, through a line of credit, with the FHLB at Pittsburgh. As of March 31, 2001, we had approximately $21.7 million available thereunder.


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

REGULATION OF COMPANY AND BANK

General. The regulatory discussion on pages 21-29 of the 10-KSB/A of the Company for period ended December 31, 2000 is hereby incorporated by reference.

Regulatory Agreements. The Company entered into a Written Agreement with the Board of Governors of the Federal Reserve Board on March 2, 2001 (the "Written Agreement"). Pursuant to the terms of the Written Agreement, the Company agreed that it would not, among other actions, make or pay dividends, make or pay distributions on debt instruments, redeem debt or equity instruments, or incur indebtedness or engage in capital raising efforts, without the prior written approval of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The Company also agreed to submit for the approval of the Reserve Bank, within various designated time periods, a written statement of operating expenses, a plan to maintain sufficient capital at the Bank and for the consolidated organization, a report on capital raising efforts, a written policy and procedure for inter-corporate fees or payments assessed by Bank, the Company of any of the non bank subsidiaries, a strategy for the Company for the remainder of year 2001 and, on a forward going basis, the directors of the Company and the Bank must submit certified progress reports to the Reserve Bank. The Company also agreed to rectify any noncompliance with banking regulations.

All reports, plans and proposals that have been required to be submitted pursuant to the terms of the Written Agreement have been submitted on a timely basis. No rejection of any submittsion has occurred to date with the exception of a proposed loan by a potential investor. To management's knowledge the Company is currently complying with all of the provisions of the Written Agreement, except for the provision which requires the Company to rectify its recompliance with certain banking regulations, which is discussed in more detail below, and the need to raise sufficient capital to bring the Company into capital compliance.

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


Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As indicated on the table below, as of March 31, 2001, the Company was not in compliance with capital ratios. The failure to meet capital ratios may result in the Company's regulatory agencies imposing further restrictions on asset growth, acquisitions, new activities, new branches, payment of dividends or making any other capital distribution, management fees or senior executive compensation.


At March 31, 2001 the Bank's actual and required minimum capital ratios were as follows:

For the Bank:                                                                                                   To be well
-------------                                                                                                Capitalized under
(in Thousands)                                                                       For Capital             Prompt Corrective
As of March 31, 2001:                                                             Adequacy Purposes          Action Provisions
---------------------                          Amount              Ratio           Amount        Ratio        Amount      Ratio
                                        --------------------  --------------  ---------------  ---------  -------------  ---------
  Total Capital
    (to Risk Weighted Assets)                $ 21,980               8.3%         $ 21,071         8.0%       $ 26,339      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  19,892                7.6           10,536          4.0         15,803        6.0
  Tier I Capital
    (to Average Assets)                        19,892                6.1           13,010          4.0         16,263        5.0
As of December 31, 2000:
  Total Capital
    (to Risk Weighted Assets)                $ 22,340               8.3%         $ 21,427         8.0%       $ 26,783      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  20,250                7.6           10,713          4.0         16,070        6.0
  Tier I Capital
    (to Average Assets)                        20,250                6.0           13,573          4.0         16,966        5.0

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

In November 1999, the Company entered into an agreement with eMachines, a manufacturer of personal computers. Under the agreement, eMachines was to manufacture and distribute its computers with keyboards that included a USABancShares.com "hot button" - a single key on the keyboard that, when pressed, would directly link the user to the Company's web page. The Company was to be charged a fixed fee per computer shipped, which fee varied depending on the type of keyboard that was shipped (certain of the keyboards contained six hot buttons and others contained nineteen hot buttons). The Company paid eMachines a $100,000 initial fee and $1,000,000 for the expected sale of the initial 200,000 keyboards shipped by eMachines. As a result of disputes that arose between the parties, the Company did not pay for any additional keyboards that were shipped by eMachines.

In December 2000, eMachines filed a complaint for breach of contract against the Company with the American Arbitration Association seeking to recover approximately $1,400,000, plus attorneys' fees and costs, for the additional keyboards allegedly covered by the agreement. In January 2001, the Company filed a counterclaim denying that eMachines is entitled to relief and seeking a return of the $1,000,000, plus attorneys' fees and costs, that the Company paid eMachines.

The Company believes that it has valid defenses and counterclaims against eMachines, including, without limitation, the following: (a) eMachines breached the agreement by shutting off the Company's hot button, including the hot button on the 200,000 computers for which the Corporation paid $1,000,000; (b) eMachines overcharged the Company by $2.50 for each 19-key keyboard shipped after March 14, 2000 (approximately $400,000); (c) eMachines has not properly credited the Company for computers that were returned to eMachines; and (d) eMachines failed to mitigate any alleged damages. While the Company believes that it has meritorious defenses to these claims, the Company has reserved for amounts under this litigation. No prediction can be made as to the outcome of this matter, or, if such matter is determined adversely to the Corporation, whether such reserves will be adequate. Accordingly, there can be no assurance that such matter, if adversely determined against the Company, will not have a material adverse effect on the Company.


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

99.3 Written Agreement by and between USABancShares.com and Federal Reserve Bank of Philadelphia on March 2, 2001.+++


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

+++ Incorporated by reference from the Company's Current Report on Form 8-K filed on July 11, 2001.


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


                                    USABancShares.com, Inc.


Date: February 20, 2002         By: /s/ Daniel J. Machon, Jr.
                                    -------------------------
                                    Daniel J. Machon, Jr.,
                                    Chief Financial Officer
                                    (Principal Executive, Accounting and
                                    Financial Officer)