Form 10QSB/A
period 2001-06-30
USABANCSHARES COM INC
filed 2002-02-20
CIK 945532

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


Common Stock, $1.00 par value, outstanding on September 25, 2001: 5,554,545 shares

                                TABLE OF CONTENTS
                                -----------------

         PART I            FINANCIAL INFORMATION                                            Page #
                          Item 1. Financial Statements

                                  Consolidated Balance Sheets                                  3

                                  Consolidated Statements of Operations                        4

                                  Consolidated Statement of Changes in Stockholders' Equity
                                  and Comprehensive Income (Loss)                              5

                                  Consolidated Statements of Cash Flows                        6

                                  Notes to the Consolidated Financial Statements               7

                          Item 2. Management's Discussion and Analysis                        11


         PART II          OTHER INFORMATION

                          Item 1. Legal Proceedings                                           22

                          Item 2. Change in Securities                                        24

                          Item 3. Defaults Upon Senior Securities                             24

                          Item 4. Submission of Matters to a Vote of Security Holders         24

                          Item 5. Other Information                                           24

                          Item 6. Exhibits and Reports on Form 8-K                            24

         SIGNATURES                                                                           26


PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              USABANCSHARES.COM, INC. AND SUBSIDIARIES
                                                     Consolidated Balance Sheets
                                                           (in Thousands)

                                                                                             (unaudited)
                                                                                               June 30,             December 31,
                                                                                                 2001                   2000
                                                                                              ---------             ------------
ASSETS
Cash and due from banks                                                                       $    659              $      1,857
Interest-bearing deposits with banks                                                            10,223                    10,308
Securities available-for-sale                                                                  105,292                   121,638
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                                1,500                     4,011
Loans receivable, net                                                                          176,855                   179,165
Premises and equipment, net                                                                      2,671                     2,970
Accrued interest receivable                                                                      3,290                     3,427
Real estate held for investment                                                                  2,429                     2,174
Other real estate owned                                                                            -                          40
Goodwill, net                                                                                       44                        46
Deferred income taxes                                                                            1,972                     3,510
Other assets                                                                                     4,015                     3,812
                                                                                              --------              ------------

    Total assets                                                                              $308,950              $    332,958
                                                                                              ========              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                                      $  3,567              $      5,893
  NOW                                                                                           42,946                    39,202
  Money Market                                                                                     127                       360
  Savings and Passbook                                                                          24,597                    22,852
  Time                                                                                         188,098                   213,625
                                                                                            ----------              ------------
   Total deposits                                                                              259,335                   281,932
Borrowed funds:
  Short term borrowings                                                                          2,600                     2,600
  Long term borrowings                                                                          30,000                    30,000
  Guaranteed preferred beneficial interests in subordinated debt                                10,000                    10,000
Accrued interest payable                                                                         2,009                     2,208
Accrued expenses and other liabilities                                                           1,157                     1,061
                                                                                              --------              ------------
  Total liabilities                                                                            305,101                   327,801

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
  no shares issued and outstanding                                                                -                          -
Common stock, $1.00 par value; 25,000,000 authorized shares;
  5,724,434 shares issued and outstanding at June 30, 2001, as adjusted;
  5,724,434 shares issued and outstanding at December 31, 2000, as adjusted                      5,724                     5,724
Treasury stock, at cost, 169,889 shares at June 30, 2001; 334,514 shares
  at December 31, 2000                                                                            (336)                     (597)
Additional paid-in capital                                                                      15,840                    15,957
Accumulated deficit                                                                            (14,902)                  (11,043)
Accumulated other comprehensive loss                                                            (2,477)                   (4,884)
                                                                                              --------              ------------

  Total stockholders' equity                                                                     3,849                     5,157
                                                                                              --------              ------------
     Total liabilities and stockholders' equity                                               $308,950              $    332,958
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


                                              USABANCSHARES.COM, INC. AND SUBSIDIARIES
                                      Consolidated Statement of Changes In Stockholders' Equity
                                                   and Comprehensive Income (Loss)
                                                           (in Thousands)
                                                             (unaudited)

                                                                                      Accumulated
                                                      Additional     Accumulated        other             Total
                               Common     Treasury     paid-in        earnings       comprehensive     stockholders'   Comprehensive
                               Stock       Stock       capital        (deficit)      income (loss)        equity       Income (loss)
                               ------     --------    ----------   ----------------  -------------        ------       -------------
Balance, December 31, 2000     $5,724     $  (597)    $   15,957     $    (11,043)  $      (4,834)      $   5,157

Net loss                         -           -              -                (743)           -               (743)        $    (743)

Other comprehensive gain,
 net of reclassification
 adjustments and taxes           -           -              -              -                1,949           1,949         $   1,949
                                                                                                                          ---------


Total comprehensive
 income                                                                                                                   $   1,206
                                                                                                                          =========


Purchase of treasury stock       -           (729)          -              -                 -               (729)

Warrants                         -           -                61           -                 -                 61

                               ------     -------     ----------     ------------   -------------       ---------
Balance, March 31, 2001        $5,724     $(1,326)    $   16,018     $    (11,786)  $      (2,935)      $   5,695
                               ======     =======     ==========     ============   =============       =========
Net loss                         -           -              -              (3,116)           -             (3,116)          $(3,116)

Other comprehensive gain,
 net of reclassification
 adjustments and taxes           -           -              -              -                  458             458               458
                                                                                                                          ---------


Total comprehensive
 loss                                                                                                                     $  (2,658)
                                                                                                                          =========


Sale of treasury stock           -            990           (240)          -                 -                750

Warrants                         -           -                62           -                 -                 62

                               ------     -------     ----------     ------------   -------------       ---------
Balance, June 30, 2001         $5,724     $  (336)    $   15,840     $    (14,902)  $      (2,477)      $   3,849
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

                                              USABANCSHARES.COM, INC. AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                                           (in Thousands)
                                                             (unaudited)

                                                                                     Six months ended June 30,
                                                                          -------------------------------------------------
                                                                                   2001                      2000
                                                                          -----------------------   -----------------------
Cash flows from operating activities:
    Net loss                                                                            $ (3,859)                 $ (3,861)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for possible loan losses                                                        44                         -
    Depreciation and amortization                                                            356                       256
    Decrease of goodwill                                                                       2                         2
    Net accretion of discounts on purchased loan portfolios                                 (410)                   (1,095)
    Net accretion/amortization of securities discount/premiums                               (25)                     (217)
    Net accretion of zero coupon bonds                                                      (314)                        -
    Net amortization of warrants                                                             123                       123
    Net gains (losses) on sale of securities                                                 104                      (243)
    Net (losses) gains on sale of real estate owned                                           (7)                        8
    Net increase in deferred fees                                                            106                        29
    Decrease (increase) in accrued interest receivable                                       137                      (197)
    Decrease (increase) in deferred income taxes                                             370                      (112)
    Increase in bank owned life insurance                                                      -                      (131)
    Increase in other assets                                                                (203)                     (774)
    Decrease in accrued interest payable                                                    (367)                   (2,804)
    Increase in accrued expenses and other liabilities                                        96                        91
                                                                          -----------------------   -----------------------
      Net cash used in operating activities                                               (3,847)                   (8,925)
                                                                          -----------------------   -----------------------


Cash flows from investing activities:
    Investment securities available-for-sale:
         Purchases                                                                       (43,445)                        -
         Sales                                                                            15,717                     5,957
         Maturities and principal repayments                                              48,016                       659
    Investment securities held-to-maturity:
         Purchases                                                                             -                   (53,314)
         Sales                                                                                 -                     1,000
         Maturities and principal repayments                                                   -                     3,815
    Sale of FHLB Stock                                                                     2,511                         -
    Decrease (increase) in interest bearing deposits with banks                               85                    (7,805)
    Principal payments on loans                                                           18,776                    18,606
    Originations of loans                                                                (16,163)                  (13,827)
    Sale/participation of loans                                                                -                    10,432
    Decrease in other real estate owned                                                       40                         -
    Increase in real estate held for investment                                             (255)                      (40)
    Purchases of premises and equipment                                                      (57)                   (2,135)
                                                                          -----------------------   -----------------------
      Net cash provided by (used in) investing activities                                 25,225                   (36,652)
                                                                          -----------------------   -----------------------


Cash flows from financing activities:
    Net (decrease) increase in deposits                                                  (22,597)                   46,628
    Decrease in long-term borrowings                                                           -                    (2,400)
    Exercise of stock options                                                                  -                       425
    Sales (purchases) of treasury stock                                                       21                         -
                                                                          -----------------------   -----------------------
      Net cash (used in) provided by financing activities                                (22,576)                   44,653
                                                                          -----------------------   -----------------------

    Net decrease in cash and cash equivalents                                             (1,198)                     (924)

    Cash and cash equivalents, beginning of period                                         1,857                     3,813
                                                                          -----------------------   -----------------------
    Cash and cash equivalents, end of period                                               $ 659                   $ 2,889
                                                                          =======================   =======================


The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                                  June 30, 2001

1.       Basis of Presentation



The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (the "Corporation"), vBank, (the "Bank") a Pennsylvania chartered stock savings bank, USACredit, Inc., a Pennsylvania corporation, USARealEstate, Inc., a Pennsylvania corporation and USA Capital Trust I, a Delaware business trust. All significant intercompany accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000, are not necessarily indicative of results to be anticipated for the full year.



2.       Significant Event

During the second quarter of 2001 the Corporation discovered a defalcation involving a longstanding customer of vBank. The amount of the loss was $3.0 million and was recognized in the quarter ended June 30, 2001. vBank is aggressively pursuing, through legal means, collection of the loss.

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
                                                                       =================  =================




Options to purchase 311,698 shares of common stock at a range of $2.83 to $6.63 per share, were outstanding at June 30, 2001. Warrants to purchase 316,044 shares of common stock at a range of $2.89 to $12.00 per share, were outstanding at June 30, 2001. Options to purchase 956,908 shares of common stock at a range of $2.83 to $11.56 per share, were outstanding at June 30, 2000. Warrants to purchase 316,044 shares of comon stock at a range of $2.89 to $12.00 per share were outstanding at June 30, 2000. These options and warrants were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Corporation for the six and three months ended June 30, 2001 and 2000.



6.       New Accounting Pronouncement



In September 2000, the Corporation adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which replaced SFAS No. 125. The adoption of this statement had no impact on the Corporation's consolidated financial statements.


In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Corporation's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Corporation is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Corporation's financial position or results of operations.

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Corporation's financial position or results of operations.

7.     SEGMENT REPORTING


                                                                            June 30, 2001
                                             --------------------------------------------------------------------------
                                                                                                       Consolidated
(in Thousands)                                   USABancShares.com              Others                     Totals
                                             --------------------------   --------------------   ----------------------

Revenue from external
customers                                                          281                    337                      618

Interest revenue                                                     -                 14,169                   14,169

Interest expense                                                 2,031                  7,297                    9,328

Net interest revenue                                            (2,031)                 6,872                    4,841

Provision for loan losses                                            -                     44                       44

Net occupancy expense                                               58                    542                      600

Online Partnerships                                                  -                      -                        -

Advertising                                                         29                     12                       41

Check Printing Fees                                                 18                      -                       18

Segment loss                                                    (3,005)                  (854)                  (3,859)

Total deposits                                                  80,511                178,824                  259,335

Total assets                                                     4,026                306,593                  310,619


                                                                            June 30, 2000
                                             --------------------------------------------------------------------------
                                                                                                     Consolidated
(in Thousands)                                   USABancShares.com              Others                  Totals
                                             --------------------------   --------------------   ----------------------
Revenue from external
  customers                                                        106                    198                      304

Interest revenue                                                     -                 15,599                   15,599

Interest expense                                                 1,246                  8,734                    9,980

Net interest revenue                                            (1,246)                 6,865                    5,619

Provision for loan losses                                            -                      -                        -

Net occupancy expense                                              133                    375                      508

Online Partnerships                                              1,168                      -                    1,168

Advertising                                                      1,158                    646                    1,804

Check Printing Fees                                                162                     61                      223

Segment loss                                                    (5,080)                 1,219                   (3,861)

Total deposits                                                  60,144                241,522                  301,666

Total assets                                                     6,265                355,096                  361,361


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

FINANCIAL CONDITION

The Corporation's total assets decreased from $333.0 million at December 31, 2000 to $309.0 million at June 30, 2001, a decrease of $24.0 million, or 7.2%. The decrease was due primarily to a decrease in the securities portfolio of $16.3 million, and decreases of the Federal Home Loan Bank ("FHLB") stock and loans receivable of $2.5 million and $2.3 million respectively. The decrease in the securities portfolio was primarily due to the maturities and redemptions of federal agency bonds and United States treasury securities and principal reductions of mortgage backed securities, and to a lesser extent, sales of corporate and trust preferred securities.

The reduction in total assets was due to a decrease in deposits of $22.6 million. Time deposits decreased $25.5 million, demand deposits decreased $2.3 million, transaction accounts increased $3.7 million, and savings and passbook accounts increased by $1.7 million. The Corporation's stockholders' equity decreased from $5.2 million at December 31, 2000 to $3.8 million at June 30, 2001, due to the operating loss incurred by the Corporation offset by the comprehensive income for the six months ended June 30, 2001.

NET INCOME


The Corporation reported a net loss of $3.9 million or $0.72 loss per diluted share, for the six months ended June 30, 2001, compared to a net loss of $3.9 million or $0.68 loss per diluted share for the six months ended June 30, 2000. During the second quarter of 2001 the Corporation recorded a one-time loss of $3.0 million relating to a defalcation committed by a longstanding customer. Without the one-time loss the net loss would have been $883,000 or $0.17 loss per diluted share. Without giving effect to the one-time loss, the Corporation's results of operations improved significantly over the prior comparable six month period, due to the Corporation's return to community banking and reductions in non-interest expenses, primarily in salaries and benefits, advertising, and online partnership expenses.

The Corporation reported a net loss of $3.1 million or $0.60 loss per diluted share, for the three months ended June 30, 2001, compared to a net loss of $1.4 million or $0.25 loss per diluted share for the three months ended June 30, 2000. During the second quarter of 2001, the Corporation recorded a one-time loss of $3.0 million relating to a defalcation committed by a longstanding customer. Without the one-time loss, the net loss would have been $140,000 or $0.03 loss per diluted share. The improvement over the prior comparable quarter is due to the Corporation's return to community banking and reductions in non-interest expenses, primarily in salaries and benefits, advertising, and online partnership expenses.

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
                                               ================   ================  ================

ALLOWANCE FOR LOAN LOSSES


The Corporation maintains an allowance for loan losses at a level deemed sufficient to absorb losses which are inherent in the loan portfolio. Senior management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. For a detailed discussion of the methodology employed by the Corporation in establishing its allowance for loan losses, reference is made to the discussion in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, incorporated herein by reference. As a result of senior management's evaluation of these factors, $44,000 was added to the provision for loan losses during the six months ended June 30, 2001. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.17% at June 30, 2001, compared to 1.15% at December 31, 2000 and 1.14% at June 30, 2000. The Corporation has charged-off loans of $47,000 during the six months ended June 30, 2001 compared to $1,000 for the six months ended June 30, 2000. Recoveries on loans of $3,000 were recorded during the six months ended June 30, 2001 compared to zero recoveries for the same period in 2000.

NON-INTEREST INCOME


Non-interest income increased $840,000 for the six months ended June 30, 2001. Gain on sale of investment securities was $104,000 for the six months ended June 30, 2001 compared to a loss of $243,000 for the same period in 2000. Service fee income increased $314,000 due to increased service charges on deposit accounts. Other non-interest income decreased $194,000, primarily related to the decrease in income on bank owned life insurance for the six month period ended June 30, 2001 compared to the same period in 2000. Brokerage operations loss decreased $380,000 due to the sale of USACapital, Inc. to Bondsonline, Inc. in May 2000. Since June 2000, the Corporation accounted for the gains or losses on the operations of Bondsonline Group, Inc. through other operating expenses.

Non-interest income increased $245,000 for the three months ended June 30, 2001. Gain on sale of investment securities was $51,000 for the three months ended June 30, 2001 compared to a gain of $24,000 for the same period in 2000. Service fee income increased $141,000 due to increased service charges on deposit accounts. Other non-interest income reflects a decrease of $111,000, primarily related to the decrease of income on bank owned life insurance for the three month period ended June 30, 2001 compared to the same period in 2000. Brokerage operations loss decreased $188,000 due to the sale of USACapital, Inc. to Bondsonline, Inc. in May 2000.



NON-INTEREST EXPENSE



Non-interest expense decreased $347,000, or 3.6% to $9.4 million, for the six months ended June 30, 2001. Of this decrease, advertising expenses decreased $1.8 million as a result of a de-emphasis of the Corporation's Internet initiative and a return of the Corporation's focus to community banking; online partnerships expense decreased $1.2 million due to a reduction in new account incentives, and salaries and employee benefits expense decreased $616,000 due to staff reductions. The Corporation also experienced an increase in deposit loss of $3.0 million due to a defalcation committed by a long-standing customer in the second quarter of 2001. During the March 2001 quarter, the Corporation identified approximately $760,000 of clearing account items, primarily related to returned deposits on depositor accounts. The Corporation is actively pursuing the recovery of these items against existing customer accounts, however, the entire amount charged against earnings in the three month period ended March 31, 2001. The Corporation has tightened internal controls as a result of this incident and does not anticipate a recurrence.

Non-interest expense increased $1.2 million, or 24.9% to $6.0 million, for the three months ended June 30, 2001. This increase was partially offset by a decrease in advertising expenses of $1.4 million due to returning the Corporation's focus to community banking, a decrease in online partnerships expense of $72,000 due to a reduction in new account incentives, and a decrease in salaries and employee benefits expense of $68,000 due to staff reductions. The Corporation also expeienced an increase in deposit loss of $3.0 million due to a defalcation committed by a long-standing customer in the second quarter of 2001.


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

LOAN PORTFOLIO

Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $176.9 million at June 30, 2001 compared to $179.2 million at December 31, 2000. Loans receivable represented 57.9% of total assets as of June 30, 2001 compared to 54.5% at December 31, 2000.

The following table summarizes the loan portfolio of the Corporation by loan category and amount at June 30, 2001, compared to December 31, 2000:

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
                                                    ===============                   ==============



At June 30, 2001, the Bank's net discounted loan portfolio amounted to $91.1 million or 50.8% of total loans net of discount. These loans have a face value of $93.8 million, reflecting a discount of $2.7 million or 2.9%. At December 31, 2000, the Bank's net discounted loan portfolio amounted to $95.5 million or 53.3% of total loans net of discount. These loans had a face value of $98.6 million, reflecting a discount of $3.1 million or 3.1%. At June 30, 2001, and December 31, 2000, the Bank has identified $510,000 and $795,000, respectively, of the purchased loan discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans. An assessment is made regarding the discount on loans as to the probability of full repayment occurring. Discount that is not being amortized into income is the result of some uncertainty for repayment. The amount not being amortized is comprised of various types of loans, geographically disbursed, and purchased from numerous sources. Final resolution will depend on maturity, collection efforts, and positive changes in the likelihood of full repayment. The decrease in the cash discount can be attributed to the payoff of loan assets from the discounted loan portfolio during the year.



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
                                        ================      =================

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at June 30, 2001, and December 31, 2000, respectively, for each major category of the Corporation's investment securities:

(in Thousands)

                                                                June 30, 2001
                                     ------------------------------------------------------------------
                                                           Gross           Gross         Approximate
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
         securities                        $ 23,538             $109         $  (119)         $ 23,528
Mortgage-backed securities                   23,661               51            (243)           23,469
Corporate securities                         22,728              424          (1,769)           21,383
Trust preferred securities                   35,718              174          (2,695)           33,197
Municipal securities                          3,177               13              (7)            3,183
Other securities                                532                -               -               532
                                           --------            -----         -------          --------

Total Available-for-Sale                   $109,354            $ 771         $(4,833)         $105,292
                                           ========            =====         =======          ========

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
                                           ========            =====         =======          ========

In April 1999 in conjunction with the adoption of SFAS No. 133, the Bank reclassified 633.4 million of securities from available-for-sale to held-to-maturity. Due to the reclassification, the Bank recorded $817,000 as an unrealized loss. This unrealized loss was being accreted back over the remaining maturities of the securities transferred. At December 31, 2000, the remaining unrealized loss was zero, due to the Corporation's reclassifying its entire held-to-maturity portfolio to available-for-sale. At December 31, 1999, the remaining unrealized loss was $796,000.

On December 31, 2000, the Corporation reclassified its entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of the Corporation's consideration of recent regulatory agreements and their impact on its ability to hold its held-to-maturity portfolio to maturity.

LIQUIDITY



The Corporation's primary sources of funds are customer deposits, maturities of investment securities, sales of "available-for-sale" securities, loan sales, loan repayments, and the use of federal funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Corporation's primary source of new funds. The Corporation's total deposits decreased from $281.9 million at December 31, 2000 to $259.3 million at June 30, 2001, a decrease of $22.6 million, or 8.0%. Of this decrease, $17.3 million or 76.5% consisted of institutional time deposits which decrease is a part of our business plan since they are a more volatile and expensive source of funding. Institutional deposits decreased 18.3% to $77.9 million at June 30, 2001 from $95.3 million at December 31, 2000. These deposits had a weighted average cost of 6.14%. The Bank has made a concerted effort to attract deposits through competitive pricing of its deposit products. We had $18.2 million of institutional time deposits scheduled to mature through December 31, 2001. We plan to fund this decrease in deposits through several means, including the sale of available-for-sale securities, through cash received on the investment and loan portfolio's, and, to the extent needed, through a line of credit, with the FHLB of Pittsburgh. As of June 30, 2001, we had approximately $14.0 million available thereunder.


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

Regulatory Agreements. The Corporation entered into (i) a Written Agreement with the Board of Governors of the Federal Reserve Board on March 2, 2001 (the "Written Agreement"); (ii) an Order to Cease and Desist with the Federal Deposit Insurance Corporation ("FDIC") dated July 13, 2001 (the "FDIC Order") and (iii) a Cease and Desist Order with the State of Pennsylvania Department of Banking Bureau of Supervision ("Department") dated July 9, 2001 (the "Pennsylvania Order").


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


All reports, plans and proposals that have been required to be submitted pursuant to the terms of the Written Agreement have been submitted on a timely basis. No rejection of any submission has occurred to date with the exception of a proposed loan by a potential investor. To management's knowledge, the Corporation is currently complying with all of the provisions of the Written Agreement, except for the provision which requires the Corporation to rectify its noncompliance with certain banking regulations, which is discussed in more detail below, and the need to raise sufficient capital to bring the Company into capital compliance.

Pursuant to the terms of the FDIC Order, the Corporation, the Bank, and all of the affiliated entities agreed to cease and desist from certain unsafe or unsound banking practices and violations. These violations involved operating with inadequate capital, poor quality investments, excessive reliance on volatile funding and having inadequate internal control, management operations and Board supervision. The Pennsylvania Order substantially covers the same matters as the FDIC Order.

The FDIC Order and Pennsylvania Order specifically refer to violations of
Section 23A of the Federal Reserve Act and Part 359 of the FDIC Rules. Section 23A addresses restrictions on transactions between an insured institution and its affiliates. No "covered transactions" between a single affiliate and an insured institution may exceed 10% of the capital stock and surplus of the insured institution, and all transactions between affiliates and the insured institution may not exceed 20% of the capital stock and surplus of the insured institution. Part 359 of the FDIC rules sets forth the limitations and prohibitions on the ability of insured depository institutions and their affiliates to enter into contracts to pay and make golden parachute payments, and certain indemnification payments to employees of the insured institution and its affiliates without the prior consent of appropriate federal banking authorities.

         The FDIC Order and the Pennsylvania Order require the Corporation to:
(i) adopt a strategic plan covering at least three years, (ii) prepare a written report addressing management's needs in order to restore the Bank to a sound condition, (iii) obtain the services of an outside consultant, (iv) maintain the Bank's capital ratios effective December 31, 2001 at levels sufficient for the Bank to be classified "well capitalized" for regulatory purposes, (v) prepare, adopt and implement various other plans and/or reports addressing a desired improvement in the Bank's earnings, the ethical conduct of the Bank's directors, officers, employees and agents, any necessary amendments to the Bank's loan policy to provide for the safe and sound administration of all aspects of the lending function, the Bank's internal controls, the relationship between the Bank and the Corporation and the compensation being paid to the Bank's directors, (v) charge-off of certain classified assets and reduce within specified timeframes other classified assets, (vi) reduce the Bank's investment in corporate bonds and trust preferred securities to certain specified percentages of the Bank's capital within certain specified timeframes, (vii) appoint a committee of the Board to monitor the Bank's compliance with the FDIC Order and the Pennsylvania Order, and (viii) furnish on a periodic basis to the FDIC and the Department progress reports.

         All reports, plans and proposals that have been required to be submitted pursuant to the terms of the FDIC Order and the Pennsylvania Order have been submitted on a timely basis. No rejection of any submission has occurred to date with the exception of a proposed loan by a potential investor. The Corporation has engaged a consultant subject to the receipt of regulatory approval. The Corporation has established a Board committee (consisting of Messrs. Rader, Leevy and Beach, each of whom is a director of the Corporation) which met in September 2001 for the first time. The Corporation has prepared and submitted a capital plan. The Corporation charged off $4.4 million in classified assets during 2000 and has reduced its other classified assets (and its investment in corporate bonds and trust preferred securities) consistent with the provisions of the FDIC Order and the Pennsylvania Order. The Corporation is taking the necessary steps to enhance its capital by reducing its assets, reducing expenses in order to enhance profitability and the aforementioned hiring of an investment banker. To management's knowledge, the Corporation is currently complying with all of the provisions of the FDIC Order and the Pennsylvania Order, except for those provisions which require the Corporation to raise additional capital (which includes the requirements to remedy the referenced violation of Section 23A of the Federal Reserve Act). As discussed above, the Corporation has engaged an investment banker to explore various capital raising initiatives. If the Corporation is unable to raise additional capital, the Corporation will in all likelihood be sold.

         No assurances can be made that the Corporation will be successful in raising additional capital or being sold. To the extent the Corporation is unable to raise additional capital or be sold, the Bank and its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participated in the conduct of the affairs of the institution) will be subject to the possible initiation of various enforcement actions, including without limitation, the termination of the Bank's deposit insurance, the suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, the assessment of civil monetary penalties, and/or the appointment of a conservator or receiver for the Bank.

Regulatory Capital Requirements. The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary sanctions by regulators that, if undertaken, could have a material effect on the financial statements of the Corporation and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets. Liabilities and certain off-balance sheet items are calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about component, risk weighting and other factors.


Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As indicated in the table below, as of June 30, 2001, and December 31, 2000, the Corporation was not in compliance with its capital ratios. The failure to meet capital ratios may result in the Corporation's regulatory agencies imposing further restrictions including but not limited to a submission of a capital restoration plan, restrictions on asset growth, acquisitions, new activities, new branches, payment of dividends or making any other capital distribution, management fees or senior executive compensation. The Corporation has engaged Ryan Beck & Co., LLC to provide advice to the Corporation on various strategic alternatives, including possible equity investment in, or sale of, the Corporation.

The Bank's actual and required minimum capital ratios were as follows:

                                                                                                                To be well
For the Bank:                                                                                                Capitalized under
-------------                                                                        For Capital             Prompt Corrective
(in Thousands)                                                                    Adequacy Purposes          Action Provisions
As of June 30, 2001:                          Amount              Ratio           Amount        Ratio        Amount      Ratio
--------------------                    --------------------  --------------  ---------------  ---------  -------------  ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 19,213             7.6%        $ 20,259        8.0%       $25,323       10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        17,123             6.8           10,129        4.0         15,194        6.0
  Tier I Capital
    (to Average Assets)                              17,123             5.3           12,845        4.0         16,057        5.0
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                      $ 22,340            8.3%         $ 21,427       8.0%        $26,783      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        20,250             7.6           10,713        4.0         16,070        6.0
  Tier I Capital
    (to Average Assets)                              20,250             6.0           13,573        4.0         16,966        5.0


The Corporation's actual and required minimum capital ratios were as follows:

For the Corporation:
--------------------                                                                 For Capital
(in Thousands)                                                                    Adequacy Purposes
As of June 30, 2001:                          Amount              Ratio           Amount        Ratio
--------------------                    --------------------  --------------  ---------------  ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 12,564             5.0%        $ 20,319       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         6,282             2.5           10,159        4.0
  Tier I Capital
    (to Average Assets)                               6,282             1.9           12,982        4.0
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                      $ 19,990            7.5%         $ 21,442       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         9,995             3.7           10,721        4.0
  Tier I Capital
    (to Average Assets)                               9,995             3.0           13,493        4.0

Under a regulatory interpretation supplied in a letter from the Federal Reserve Bank of Philadelphia dated June 25, 2001, the Corporation was advised that the trust preferred securities it has issued are not Tier I eligible until the Corporation has applied the entire interest reserve established for use in making interest payments to the trust holders.


Other Regulatory Matters. In July 2001, the Corporation received notice from Nasdaq that the Corporation has ceased to meet the qualifications for continued listing on the Nasdaq National Market because the purchase price of a share of Corporation stock was less than $1.00 on any ten consecutive ten trading days with a consecutive thirty day trading period and because the Corporation's public float had decreased below $5,000,000. While the Corporation could be delisted from Nasdaq National Market if it is unable to satisfy these requirements, the NASDAQ in September 2001 indicated that it would not take action to de-list any company which did not meet either or both of these requirements before January 1, 2002 at the earliest.



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





The Corporation is taking legal action against a long standing customer of the Bank who caused the Corporation to suffer a defalcation from a check-kiting scheme. The defalcation discovery occurred when the customer's deposited checks were returned. The Corporation is actively pursuing the recovery of collection on these checks; however, the entire amount of approximately $3.0 million was charged against earnings in the three month period ended June 30, 2001.

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

+++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 17, 2001.




 (B)Reports on Form 8-K

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