Form 10QSB/A
period 2001-09-30
USABANCSHARES COM INC
filed 2002-02-20
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

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

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements




                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                                    (unaudited)
                                                                                    September 30,              December 31,
                                                                                        2001                       2000
                                                                                  -----------------         ------------------
ASSETS
Cash and due from banks                                                               $    3,388                 $    1,857
Interest-bearing deposits with banks                                                       3,978                     10,308
Securities available-for-sale                                                             94,789                    121,638
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                          1,500                      4,011
Loans receivable, net                                                                    167,676                    179,165
Premises and equipment, net                                                                2,593                      2,970
Accrued interest receivable                                                                2,641                      3,427
Real estate held for investment                                                            2,150                      2,174
Other real estate owned                                                                        -                         40
Goodwill, net                                                                                 43                         46
Deferred income taxes                                                                      1,540                      3,510
Other assets                                                                               2,951                      3,812
                                                                                     -----------                -----------

    Total assets                                                                       $ 283,249                  $ 332,958
                                                                                     ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                               $ 2,959                    $ 5,893
    NOW                                                                                   37,343                     39,202
    Money Market                                                                             191                        360
    Savings and Passbook                                                                  18,983                     22,852
    Time                                                                                 175,748                    213,625
                                                                                     -----------                -----------
     Total deposits                                                                      235,224                    281,932
Borrowed funds:
    Short term borrowings                                                                  2,600                      2,600
    Long term borrowings                                                                  30,000                     30,000
    Guaranteed preferred beneficial interests in subordinated debt                        10,000                     10,000
Accrued interest payable                                                                   1,692                      2,208
Accrued expenses and other liabilities                                                       740                      1,061
                                                                                     -----------                -----------
    Total liabilities                                                                    280,256                    327,801

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                                          -                          -
Common stock, $1.00 par value; 25,000,000 authorized shares;
    5,724,434 shares issued and outstanding at September 30, 2001
    5,724,434 shares issued and outstanding at December 31, 2000                           5,724                      5,724
Treasury stock, at cost, 169,889 shares at September 30, 2001;
    334,514 shares at December 31, 2000                                                     (336)                      (597)
Additional paid-in capital                                                                15,901                     15,957
Accumulated deficit                                                                      (16,492)                   (11,043)
Accumulated other comprehensive loss                                                      (1,804)                    (4,884)
                                                                                     -----------                -----------

    Total stockholders' equity                                                             2,993                      5,157
                                                                                     -----------                -----------

        Total liabilities and stockholders' equity                                     $ 283,249                  $ 332,958
                                                                                     ===========                ===========

The accompanying notes are an integral part of these consolidated financial statements.


                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in Thousands, except per share data)
                                   (unaudited)

                                                                      Nine Months Ended                  Three Months Ended
                                                                        September 30,                       September 30,
                                                                  -------------------------             -------------------------
                                                                   2001               2000               2001              2000
                                                                  ------             ------             ------            ------
Interest income:
    Loans                                                        $ 13,267           $ 14,907            $ 4,182            $ 4,724
    Investment securities                                           6,530              6,997              1,782              2,390
    Interest-bearing deposits and other                               424              1,203                 87                391
                                                                 --------           --------            -------            -------
        Total interest income                                      20,221             23,107              6,051              7,505

Interest expense:
    Deposits                                                       11,147             12,719              3,304              4,301
    Borrowed funds                                                  2,236              2,316                751                749
                                                                 --------           --------            -------            -------
        Total interest expense                                     13,383             15,035              4,055              5,050
                                                                 --------           --------            -------            -------
Net interest income                                                 6,838              8,072              1,996              2,455
Provision for loan losses                                              44                  -                  -                  -
                                                                 --------           --------            -------            -------
 Net interest income after provision for loan losses                6,794              8,072              1,996              2,455

Non-interest income:
    Service fee income                                                913                599                295                290
    Gains (losses) on sales of investment securities                   93               (263)               (11)               (21)
    (Loss) gain on sale of other real estate                           (7)                 8                  -                  -
    Brokerage operations losses                                         -               (380)                 -                  -
    Write down of investment security                              (1,508)                 -             (1,508)                 -
    Other                                                              45                341                 25                135
                                                                 --------           --------            -------            -------
         Total non-interest income                                   (464)               305             (1,199)               404

Non-interest expense:
    Salaries and employee benefits                                  2,266              3,212                792              1,125
    Net occupancy expense                                             945                770                345                253
    Professional fees                                               1,040              1,032                440                298
    Office expenses                                                   200                473                 47                 82
    Data processing fees                                            1,149              1,310                311                587
    Advertising expense                                                44              2,147                  2                345
    Online Partnerships                                                 -              1,697                  -                528
    Insurance expense                                                 135                114                 50                 43
    Travel expense                                                     63                430                 11                 66
    Check printing expense                                             18                291                  -                 68
    Loan servicing expense                                             27                384                  1                 49
    Internet expense                                                  863                127                  7                 37
    Net deposit defalcation                                         2,743                  -               (233)                 -
    Other operating expenses                                        2,286              1,812                614                574
                                                                 --------           --------            -------            -------
         Total non-interest expense                                11,779             13,799              2,387              4,055
                                                                 --------           --------            -------            -------

Loss before income tax benefit                                     (5,449)            (5,422)            (1,590)            (1,196)
Income tax benefit                                                      -               (558)                 -               (195)
                                                                 --------           --------            -------            -------
 Net loss                                                        $ (5,449)          $ (4,864)           $(1,590)           $(1,001)
                                                                 ========           ========            =======            =======

Loss per share - basic                                           $  (1.03)          $  (0.85)           $ (0.29)           $ (0.18)
                                                                 ========           ========            =======            =======

Loss per share - diluted                                         $  (1.03)          $  (0.85)           $ (0.29)           $ (0.18)
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

                                                                                         Accumulated
                                                        Additional                          other           Total
                                    Common   Treasury    paid-in       Accumulated      comprehensive   stockholders'  Comprehensive
                                    Stock     Stock      capital    earnings (deficit)  income (loss)      equity      income (loss)
                                    ------   --------   ----------  ------------------  -------------   -------------  -------------
Balance, December 31, 2000          $5,724    $  (597)    $15,957       $(11,043)          $(4,884)        $5,157

Net loss                                 -          -           -           (743)                -           (743)         $   (743)

Other comprehensive gain,
  net of reclassification
  adjustments and taxes                  -          -           -              -             1,949          1,949             1,949
                                                                                                                           --------
Total comprehensive
  income                                                                                                                   $  1,206
                                                                                                                           ========
Purchase of treasury stock               -       (729)          -              -                 -           (729)

Amortization of stock warrants           -          -          61              -                 -             61
                                    ------    -------     -------       --------           -------        -------

Balance, March 31, 2001             $5,724    $(1,326)    $16,018       $(11,786)          $(2,935)       $ 5,695
                                    ======    =======     =======       ========           =======        =======

Net loss                                 -          -           -         (3,116)                -         (3,116)          $(3,116)

Other comprehensive gain,
  net of reclassification
  adjustments and taxes                  -          -           -              -               458            458               458
                                                                                                                            -------
Total comprehensive
  loss                                                                                                                      $(2,658)
                                                                                                                            =======
Sale of treasury stock                   -        990        (240)             -                 -            750

Amortization of stock warrants           -          -          62              -                 -             62
                                    ------    -------     -------       --------           -------        -------

Balance, June 30, 2001              $5,724    $  (336)    $15,840       $(14,902)          $(2,477)       $ 3,849
                                    ======    =======     =======       ========           =======        =======

Net loss                                 -          -           -         (1,590)                -         (1,590)          $(1,590)

Other comprehensive gain,
  net of reclassification
  adjustments and taxes                  -          -           -              -               673            673               673
                                                                                                                            -------

Total comprehensive
  loss                                                                                                                      $  (917)
                                                                                                                            =======
Amortization of stock warrants           -          -          61              -                 -             61
                                    ------    -------     -------       --------           -------        -------

Balance, September 30, 2001         $5,724    $  (336)    $15,901       $(16,492)          $(1,804)       $ 2,993
                                    ======    =======     =======       ========           =======        =======

The accompanying notes are an integral part of these consolidated financial statements.


                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)
                                   (unaudited)

                                                                               Nine months ended September 30,
                                                                              ---------------------------------
                                                                                 2001                    2000
                                                                              ---------                 -------
Cash flows from operating activities:
    Net loss                                                                   $ (5,449)               $ (4,864)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for possible loan losses                                               44                       -
    Depreciation and amortization                                                   564                     403
    Amortization of goodwill                                                          3                      23
    Net accretion of discounts on purchased loan portfolios                        (640)                 (1,464)
    Net accretion/amortization of securities discount/premiums                       96                    (341)
    Net accretion of zero coupon bonds                                             (539)                      -
    Net amortization of warrants                                                    184                     184
    Net (gains) losses on sales of investment securities                            (93)                    263
    Net losses (gains) on sale of other real estate                                   7                      (8)
    Net increase in deferred fees                                                    83                      22
    Decrease (increase) in accrued interest receivable                              786                    (501)
    Increase in deferred income taxes                                              (727)                    (27)
    Increase in bank owned life insurance                                             -                    (207)
    Decrease (increase)  in other assets                                            861                  (1,361)
    Decrease in accrued interest payable                                           (516)                 (2,654)
    Decrease (increase) in accrued expenses and other liabilities                  (321)                    662
                                                                               --------                 -------
      Net cash used in operating activities                                      (5,657)                 (9,870)
                                                                               --------                 -------

Cash flows from investing activities:
    Investment securities available-for-sale:
         Purchases                                                              (59,333)                (11,612)
         Sales                                                                   22,322                   7,654
         Maturities and principal repayments                                     70,122                     951
    Investment securities held-to-maturity:
         Purchases                                                                    -                 (59,286)
         Sales                                                                        -                   1,000
         Maturities and principal repayments                                          -                  49,379
    Decrease of FHLB stock                                                        2,511                       -
    Decrease (increase) in interest bearing deposits with banks                   6,330                    (944)
    Principal payments on loans                                                  29,441                  26,600
    Originations of loans                                                       (17,395)                (20,936)
    Sale/participation of loans                                                       -                  10,432
    Decrease (increase) in other real estate owned                                   40                     (40)
    Increase in real estate held for investment                                      24                       -
    Purchases of premises and equipment                                            (187)                 (2,592)
                                                                               --------                 -------
      Net cash provided by investing activities                                  53,875                     606
                                                                               --------                 -------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                         (46,708)                 26,566
    Decrease in long-term borrowings                                                  -                  (2,400)
    Exercise of stock options                                                         -                     425
    Sales (purchases) of treasury stock                                              21                     (54)
                                                                               --------                 -------
      Net cash (used in) provided by financing activities                       (46,687)                 24,537
                                                                               --------                 -------

    Net decrease in cash and cash equivalents                                     1,531                  15,273

    Cash and cash equivalents, beginning of period                                1,857                   3,813
                                                                               --------                 -------

    Cash and cash equivalents, end of period                                   $  3,388                 $19,086
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

The following information was used in the computation of earnings per share on both a basic and diluted basis for the nine and three month periods ended September 30, 2001 and 2000:



(in Thousands, except per share data)                                      Nine months ended September 30,
(unaudited)                                                              ----------------------------------

                                                                              2001                 2000
                                                                         -------------         ------------
Basic EPS Computation:
    Numerator - Net loss                                                   $ (5,449)             $ (4,864)
    Denominator - Weighted average shares outstanding                         5,278                 5,705
                                                                           --------              --------
Basic loss per share                                                       $  (1.03)             $  (0.85)
                                                                           ========              ========

Diluted EPS Computation:
    Numerator - Net loss                                                   $ (5,449)             $ (4,864)
    Denominator - Weighted average shares outstanding                         5,278                 5,705
    Effect of dilutive securities                                                 -                     -
                                                                           --------              --------
Diluted loss per share                                                     $  (1.03)             $  (0.85)
                                                                           ========              ========

                                                                          Three months ended September 30,
                                                                          ----------------------------------

                                                                              2001                 2000
                                                                         -------------         ------------
Basic EPS Computation:
    Numerator - Net loss                                                   $ (1,590)             $ (1,001)
    Denominator - Weighted average shares outstanding                         5,555                 5,713
                                                                           --------              --------
Basic loss per share                                                       $  (0.29)             $  (0.18)
                                                                           ========              ========

Diluted EPS Computation:
    Numerator - Net loss                                                   $ (1,590)             $ (1,001)
    Denominator - Weighted average shares outstanding                         5,555                 5,713
    Effect of dilutive securities                                                 -                     -
                                                                           --------              --------
Diluted loss per share                                                     $  (0.29)             $  (0.18)
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



                                                                          September 30, 2001
                                               ------------------------------------------------------------------------
                                                                                                        Consolidated
(in Thousands)                                    USABancShares.com               Others                   Totals
                                               -----------------------          -----------            ----------------
Revenue from external
customers                                                 422                        491                      913

Interest revenue                                            -                     20,221                   20,221

Interest expense                                        2,824                     10,559                   13,383
                                                       ------                    -------                  -------
Net interest revenue                                   (2,824)                     9,662                    6,838

Provision for loan losses                                   -                         44                       44

Net occupancy expense                                     299                        646                      945

Online Partnerships                                         -                          -                        -

Write-down Internet headquarters                          257                          -                      257

Advertising                                                29                         15                       44

Check Printing Fees                                        18                          -                       18

Segment loss                                           (4,382)                    (1,067)                  (5,449)

Total deposits                                         71,242                    163,982                  235,224

Total assets                                            3,235                    281,288                  284,523


                                                                          September 30, 2000
                                               ------------------------------------------------------------------------
                                                                                                        Consolidated
(in Thousands)                                    USABancShares.com               Others                   Totals
                                               -----------------------          -----------            ----------------
Revenue from external
customers                                                 188                        411                      599

Interest revenue                                            -                     23,107                   23,107

Interest expense                                        2,184                     12,851                   15,035
                                                       ------                    -------                  -------
Net interest revenue                                   (2,184)                    10,256                    8,072

Provision for loan losses                                   -                          -                        -

Net occupancy expense                                     154                        616                      770

Online Partnerships                                     1,697                          -                    1,697

Advertising                                             1,968                        179                    2,147

Check Printing Fees                                       224                         67                      291

Segment loss                                           (5,362)                       498                   (4,864)

Total deposits                                         73,382                    228,284                  301,666

Total assets                                            6,720                    354,641                  361,361


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

FINANCIAL CONDITION


The Corporation's total assets decreased from $333.0 million at December 31, 2000 to $283.2 million at September 30, 2001, a decrease of $49.8 million, or 14.9%. The decrease was due primarily to a decrease in the securities portfolio of $26.8 million, a decrease in loans receivable of $11.5 million and a decrease in interest-bearing deposits with banks of $6.3 million. The decrease in the securities portfolio was primarily due to the maturities and redemptions of federal agency bonds and United States treasury securities and principal reductions of mortgage backed securities, and to a lesser extent, sales of corporate and trust preferred securities, and a write down of an investment security of $1.5 million in the third quarter of 2001. The decrease in the loans receivable, net was primarily due to the prepayments of commercial real estate loans.

The reduction in total assets was accompanied by a decrease in deposits of $46.7 million. Time deposits decreased $37.9 million, savings and passbook accounts decreased by $3.9 million, demand deposits decreased $2.9 million, and transaction accounts decreased $1.9 million. The Corporation's stockholders' equity decreased from $5.2 million at December 31, 2000 to $3.0 million at September 30, 2001, primarily due to the operating loss incurred by the Corporation for the nine months ended September 30, 2001.


NET INCOME

The Corporation reported a net loss of $5.4 million or $1.03 loss per diluted share, for the nine months ended September 30, 2001, compared to a net loss of $4.8 million or $0.85 loss per diluted share for the nine months ended September 30, 2000. During 2001 the Corporation recorded a one-time net loss of $2.7 million relating to a defalcation committed by a longstanding customer. Also, during the third quarter, the Corporation recorded a loss of $1.5 million related to an impairment of an investment security. Without giving effect to each of these one-time losses, the Corporation's results of operations improved significantly over the prior comparable nine month period, due to the Corporation's return to community banking and reductions in non-interest expenses, primarily in salaries and benefits, advertising, and online partnership expenses.

The Corporation reported a net loss of $1.6 million or $0.29 loss per diluted share, for the three months ended September 30, 2001, compared to a net loss of $1.0 million or $0.18 loss per diluted share for the three months ended September 30, 2000. During the third quarter of 2001, the Corporation recorded a loss of $1.5 million related to an impairment of an investment security. Without giving effect to the write down of $1.5 million the Corporation's results of operations would have been a loss of $82,000 for the three months ended September 30, 2001. The Corporation improved significantly over the prior comparable quarter due to the Corporation's return to community banking and reductions in non-interest expenses, primarily in advertising, and online partnership expenses.

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

NON-INTEREST EXPENSE

Non-interest expense decreased $2.0 million, or 14.5% to $11.8 million, for the nine months ended September 30, 2001. Of this decrease, advertising expenses decreased $2.1 million as a result of a de-emphasis of the Corporation's Internet initiative and a return of the Corporation's focus to community banking; online partnerships expense decreased $1.7 million due to a reduction in new account incentives. The Corporation also experienced a net deposit loss of $2.7 million due to a defalcation committed by a long-standing customer. During the March 2001 quarter, the Corporation identified approximately $760,000 of clearing account items, primarily related to returned deposits on depositor accounts. During our process of recovery the Bank was able to offset $335,000 of the $760,000. The Corporation continues to pursue potential recovery of these items. The Corporation has tightened internal controls as a result of these incidents and does not anticipate a recurrence.

Non-interest expense decreased $1.6 million, or 41.1% to $2.4 million, for the three months ended September 30, 2001. Of this decrease, advertising expenses decreased $343,000 due to returning the Corporation's focus to community banking, a decrease in online partnerships expense of $528,000 due to a reduction in new account incentives, and a decrease in data processing fees of $276,000 due to reductions in deposit accounts. The Corporation also experienced an increase in net deposit losses of $2.7 million due to a defalcation committed by a long-standing customer.

The results of operation for the three-month and nine-month periods ended September 30, 2000 have been restated to reflect fourth quarter 2000 adjustments related to salaries and employee benefits expense as disclosed in the December 31, 2000 10KSB/A Note C6. The September 30, 2000 10Q filed on November 13, 2000 has not been amended to reflect these changes.

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

LOAN PORTFOLIO


Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $167.7 million at September 30, 2001 compared to $179.2 million at December 31, 2000. Loans receivable represented 60.0% of total assets as of September 30, 2001 compared to 54.5% at December 31, 2000.


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


The following table summarizes the changes in the Bank's allowance for loan losses for the period ended September 30, 2001 compared to December 31, 2000:

(in Thousands)

                                       Nine months            Twelve months
                                    ended September 30,     ended December 31,
                                          2001                    2000
                                    -------------------     ------------------
Balance at beginning of period            $ 2,090                 $ 2,115
  Provision for loan losses                    44                      --
  Charge-offs                                 (47)                    (26)
  Recoveries                                    3                       1
                                          -------                 -------
Balance at end of period                  $ 2,090                 $ 2,090
                                          =======                 =======

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at September 30, 2001, and December 31, 2000, respectively, for each major category of the Corporation's investment securities:


(in Thousands)

                                                               September 30, 2001
                                     ------------------------------------------------------------------

                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
   securities                          $ 29,802           $   74         $   (30)         $ 29,846
Mortgage-backed securities               19,934              316             (70)           20,180
Corporate securities                     16,369              246          (1,219)           15,396
Trust preferred securities               27,930               15          (2,314)           25,631
Municipal securities                      3,179               26              (1)            3,204
Other securities                            532                -               -               532
                                       --------           ------           -----          --------

Total Available-for-Sale               $ 97,746            $ 677         $(3,634)        $ 94,789
                                       ========           ======          ======          ========

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

On December 31, 2000, the Corporation reclassified its entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of the Corporation's considerations of recent regulatory agreements and their impact on the Corporation's ability to hold the Corporation's held-to-maturity portfolio to maturity.

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

The Bank's actual and required minimum capital ratios were as follows:


                                                                                                               To be well
For the Bank:                                                                                               Capitalized under
-------------                                                                     For Capital               Prompt Corrective
(in Thousands)                                                                 Adequacy Purposes            Action Provisions
As of September 30, 2001:                      Amount           Ratio           Amount        Ratio        Amount       Ratio
-------------------------                   -----------      ----------    ---------------  ---------   ------------  ---------
  Total Capital
    (to Risk Weighted Assets)                $ 17,983           7.8%         $ 18,477          8.0%        $23,096      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  15,893           6.9             9,239          4.0          13,858       6.0
  Tier I Capital
    (to Average Assets)                        15,893           5.4            11,670          4.0          14,587       5.0
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                $ 22,340           8.3%         $ 21,427          8.0%        $26,783      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                  20,250           7.6            10,713          4.0          16,070       6.0
  Tier I Capital
    (to Average Assets)                        20,250           6.0            13,573          4.0          16,966       5.0



The Corporation's actual and required minimum capital ratios were as follows:


For the Corporation:
--------------------                                                              For Capital
(in Thousands)                                                                 Adequacy Purposes
As of September 30, 2001:                      Amount           Ratio           Amount        Ratio
-------------------------                   -----------      ----------    ---------------  ---------
  Total Capital
    (to Risk Weighted Assets)                 $ 9,508             4.1%         $ 18,541        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                   4,754             2.1             9,270        4.0
  Tier I Capital
    (to Average Assets)                         4,754             1.6            11,738        4.0
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                $ 19,990             7.5%         $ 21,442        8.0%
  Tier I Capital
    (to Risk Weighted Assets)                   9,995             3.7            10,721        4.0
  Tier I Capital
    (to Average Assets)                         9,995             3.0            13,493        4.0



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