Form 10KSB40
period 2001-12-31
USABANCSHARES COM INC
filed 2002-04-01
CIK 945532

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

            For the transition period from___________ to ___________

                        Commission file number 000-27244

                             USABANCSHARES.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

          Pennsylvania                             23-2806495
  (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                1535 Locust Street, Philadelphia, PA         19102
               (Address of Principal Executive Offices)    (Zip Code)

                                 (215) 569-4200
                (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $1.00 par value
                                (Title of Class)

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

         Any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Materials may also be obtained by calling the Public Reference Room at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information at http://www.sec.gov. The Issuer's revenues for its most recent fiscal year were $23.1 million.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 29, 2002 was $2.9 million, based on the average of the closing bid and asked prices of the Registrant's Class A common stock as reported by the NASDAQ Over the Counter Bulletin Board.

         As of March 29, 2002 the Issuer had outstanding 5,554,545 shares of Class A common stock, net of 169,889 shares held in Treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be utilized in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                             USABANCSHARES.COM, INC.

                                   Form 10-KSB

                                      INDEX

                                                                                   Page
                                                                                   ----
PART I

Item 1. Description of Business.                                                      5

Item 2. Description of Properties.                                                   27

Item 3. Legal Proceedings.                                                           27

Item 4. Submission of Matters to a Vote of Security Holders.                         28

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.                    28

        Selected Financial and Other Data                                            30

Item 6. Management's Discussion and Analysis.                                        32

        Risk Factors                                                                 39

Item 7. Financial Statements.                                                        44

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.                                                        44

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act.                           44

Item 10. Executive Compensation.                                                     44

Item 11. Security Ownership of Certain Beneficial Owners and Management.             45

Item 12. Certain Relationships and Related Transactions.                             45

Item 13. Exhibits, List and Reports on Form 8-K.                                     45


Financial Statements and Report of Independent Certified Public Accountants         F-1


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

         Important factors that may cause actual results to differ from projections include, for example,


              o our need to raise additional capital to support our anticipated liquidity needs and capital adequacy requirements;

              o   the inability to successfully complete announced transactions;

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

Part I


Item 1.  Description of Business.

Introduction and Recent Developments

         USABancShares.com, Inc. (the "Corporation"), is a Pennsylvania corporation headquartered in Philadelphia, Pennsylvania and is the bank holding company of vBank, a Savings Bank (the "Bank"), which does business under the name BankPhiladelphia. The Bank, which is the primary business of the Corporation, has operated as a community banking institution for over 114 years. As of December 31, 2001, the Corporation had total assets of $261.8 million, total liabilities of $260.7 million and stockholders' equity of $1.1 million.

         In November 1995, the Corporation was organized to facilitate the acquisition of the Bank. Following such acquisition, senior management of the Bank undertook a dual strategy of (i) growing the Bank's loan portfolio through the purchase of pools of primarily performing loans at a discount, and (ii) expanding the Bank's retail banking franchise with an increasing emphasis on loan originations. See "Lending Activities" and "Sources of Funds"


         Beginning in August 1999 and continuing through the second quarter of 2000, the Corporation embarked on an Internet initiative in which it sought to expand its business operations from offering financial products and services primarily through retail distribution channels in the Philadelphia metropolitan area to one which was national in scope, offering a full range of depository and non-depository services on a nationwide basis through the Internet. Toward this end, the Corporation expended significant resources on technology, website development, marketing, the hiring of personnel and other startup costs associated with the development and operation of an Internet banking platform. In addition, the Corporation entered into a number of agreements with strategic partners to provide on-line related services. While the Corporation's Internet strategy generated significant online deposits as well as a secure and fully functioning web site, the significant costs involved in the Internet initiative resulted in the Corporation incurring significant losses in 1999, 2000 and 2001. See "Management's Discussion and Analysis -- Financial Condition -- Results of Operations" in Item 6 hereof.

         As a consequence of the expenses involved in implementing the Corporation's Internet initiative and changed market conditions regarding the Internet as a delivery platform for national banking services, during the third quarter of 2000, the Corporation decided to de-emphasize its Internet initiative and to re-focus its orientation toward the operation of a traditional community banking franchise in the metropolitan Philadelphia marketplace. Toward this end, the Corporation's senior management began instituting measures to reduce expenses, including employee payroll, marketing, advertising and other operating expenses associated with the Corporation's Internet operations. The Corporation and the Bank have terminated all strategic partnership relationships associated with the Corporation's Internet initiative. Substantially all of the strategic partner expenses associated with the Corporation's Internet initiative were incurred in 2000, including specific write downs of $2.5 million that were recognized in the fourth quarter of 2000. Reference is made to a more detailed discussion in Item 6, "Management's Discussion and Analysis -- Results of Operations -- Non-Interest Expense."

         As previously reported, in March 2001, the Corporation entered into a Written Agreement with the Board of Governors of the Federal Reserve System. In July 2001, the Bank entered into a Cease and Desist Order with the Regional Director of the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking. In both instances, regulatory action was initiated due to, among other things, the above-referenced operating results as well as criticisms raised upon examination of the Corporation and the Bank by its federal and state examiners. See "Risk Factors-We have incurred losses as a result of implementing our Internet strategy". The Corporation and the Bank are working vigorously to comply with the terms of the Cease and Desist Order and the Written Agreement and to correct all of the deficiencies in its operations reported by such regulatory agencies in its recent examinations.


         On February 23, 2001, the Corporation and the Bank entered into an agreement with Kenneth Tepper, the Corporation and the Bank's Chief Executive Officer, pursuant to which Mr. Tepper resigned from his positions as Chief Executive Officer and member of the boards of directors of the Corporation and the Bank. The agreement was filed as an exhibit to the Form 10-KSB/A filed on February 20, 2002. Mr. Tepper received a lump-sum payment in connection with his resignation. Craig J. Scher, the President of the Bank, was appointed by the board of directors of the Bank to the additional position of Chief Executive Officer, and serves on the Bank's board of directors.


         As of December 31, 2001, the Corporation was not in compliance with the minimum regulatory capital requirements established by the Board of Governors of the Federal Reserve System.

         On March 11, 2002 the Corporation announced the signing of a definitive merger agreement pursuant to which Berkshire Financial Holdings, Inc. ("Berkshire") will acquire the Corporation and its wholly owned savings bank subsidiary, vBank, a Savings Bank. Under the terms of the merger agreement, which was approved unanimously by both Boards of Directors, holders of USAB common stock will receive $0.60 per share in cash. The purchase is expected to close during the third quarter of 2002, pending the receipt of all requisite regulatory approvals, the approval of USAB's shareholders, financing to be obtained by Berkshire and other conditions set forth in the merger agreement. Upon completion of the transaction, Berkshire will continue to operate the Bank as a wholly owned subsidiary. In connection with the execution of the merger agreement, USAB has granted Berkshire an option to acquire up to 19.9% of USAB's outstanding common stock upon the occurrence of certain events. In addition, the directors and officers of USAB have entered into agreements to vote their shares in favor of the proposed transaction. Berkshire is a newly formed company organized by Brian M. Hartline, who has most recently served as President and Chief Executive Officer of Main Street Bancorp, Inc. Sovereign Bancorp, Inc. acquired Main Street Bancorp, Inc. in a transaction that closed on March 8, 2002.

Lending Activities

         Following our acquisition of the Bank in November 1995, we aggressively grew our loan portfolio through the acquisition of loan pools at a discount and through loan originations. We want to continue our small business community banking presence by originating loans for small to mid-size business located in the Philadelphia marketplace and through our online operations. We intend to emphasize the origination of commercial real estate and commercial business loans, which generally carry higher yields than traditional single-family residential loans. Although we intend to continue to originate single-family residential and consumer loans, retail loans will not be emphasized and they will be offered primarily as an accommodation to our customers.

         Loan Portfolio. The principal components of our loan portfolio are real estate loans, commercial real estate, and residential one-to-four family mortgage loans, and to a much lesser extent, commercial business loans and home equity loans, passbook and other consumer loans. At December 31, 2001 our total loans receivable, net, amounted to $155.2 million, which represented 59.3% of our total assets at that date.


         The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio as of the dates indicated.

(in Thousands)
                                                              December 31,                     December 31,
                                                    -------------------------------   -------------------------------
                                                         2001              %              2000              %
                                                    -------------------------------   -------------------------------
Real Estate
  1 - 4 family residential properties                      $ 9,755            6.2%         $ 12,900             7.1%
  Commercial real estate                                   109,722            69.5          135,152             74.5
  Multifamily residential properties                        12,203             7.7            9,952              5.5
Construction                                                 7,775             4.9            8,821              4.8
Commercial and industrial                                   16,921            10.7           12,645              7.0
Consumer                                                     1,187             0.8            2,025              1.1
                                                    ---------------  --------------   --------------  ---------------

    Total loans, net of discount                         $ 157,563          100.0%        $ 181,495           100.0%
                                                    ===============  ==============   ==============  ===============

    Deferred loan fees                                        (266)                            (240)
    Allowance for loan losses                               (2,076)                          (2,090)
                                                    ---------------                   --------------

    Net loans                                            $ 155,221                        $ 179,165
                                                    ===============                   ==============


         Origination, Purchase and Sale of Loans. Our lending activities are subject to the underwriting policies and loan origination and purchase procedures established by the board of directors and management. Loan originations are derived from a number of sources, such as existing customers, our loan officers, professional referrals, walk-in customers and correspondent lenders. Upon receiving a loan application, we obtain a credit report and financial information. In the case of a real estate loan, an appraiser approved by us appraises the real estate intended to collateralize the proposed loan. An underwriter checks the loan application file for accuracy and completeness, and verifies the information provided. If the appraisal and credit information generally comply with our underwriting guidelines, the loan is approved. We have not delegated to any of our loan officers approval authority. Loan originations up to $500,000 are required to be approved by a majority of the loan committee and all loans in excess of $500,000 are required to be approved by a majority of the full board of directors. For multi-family residential and commercial real estate loans, we require that the borrower provide operating statements, pro forma cash flow statements and, if applicable, rent rolls. In addition, we review the borrower's credit standing and expertise in owning and managing the type of property that will collateralize the loan. Fire and casualty insurance, and in certain cases, flood insurance, are required on the property serving as collateral at the time the loan is made and throughout the term of the loan.


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

         From December 1995 through August 1999, we supplemented our originations with purchases of loan pools at a discount. Such purchases were the primary factor in our substantial growth during that period. Prior to 1997, we acquired loans at a discount, generally from the FDIC and the Resolution Trust Corporation, primarily in auctions of pools of loans acquired by such agencies from the large number of financial institutions that had failed during the late 1980s and early 1990s. Although governmental agencies, such as the FDIC, continue to be a potential source of loans, in recent periods we have obtained discounted loans primarily from various private sector sellers, such as banks, savings institutions, mortgage companies and insurance companies which generally were seeking to eliminate a loan or a category of loans from their portfolio. While we may purchase loan pools in the future, management does not anticipate that such purchases will be a large part of our business.

         At December 31, 2001 our net discounted loan portfolio amounted to $81.3 million or 31.0% of our total assets. These loans had a face value of $83.4 million, reflecting a discount of $2.1 million or 2.5%.

         Substantially all of the loans we purchased at a discount were performing in accordance with their terms at the time of purchase. The discount is determined based on objective and subjective criteria. The objective criterion includes geographic location, loan-to-value ratio, collateral type, past payment performance, and the term and structure of the loan. The subjective criterion relies on senior management's substantial experience with respect to the acquisition and management of discounted real estate loans.

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

         Prior to making an offer to purchase a portfolio of loans, we conduct an extensive investigation and evaluation of the loans in the portfolio. Primarily our senior management who specialize in the analysis of such loans conducts evaluations of potential loans. Our employees may use third parties to assist them in conducting an evaluation of the value of the collateral property as well as to assist them in the evaluation and verification of information and the gathering of other information not previously made available by the potential seller.

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

As of December 31, 2001

                     Principal Balance            Number of
    State              (in Thousands)               Loans
---------------  ---------------------------   ----------------

      AL                  $      62                      2
      AZ                      2,930                      4
      AR                        371                      2
      CA                      5,618                     29
      CT                      4,472                     31
      DE                          7                      1
      DC                      3,939                      6
      FL                      7,327                     44
      GA                         84                      2
      IL                          1                      1
      KS                          1                      1
      KY                      4,440                      1
      LA                         31                      1
      MD                         33                      3
      MA                      2,173                      9
      MN                      9,289                     10
      NH                        460                      6
      NJ                     30,865                    151
      NY                      7,870                     21
      NC                      1,700                      1
      OH                        245                      1
      OR                        653                      4
      PA                     67,275                    287
      RI                        235                      2
      SC                         25                      2
      TX                        440                      8
      UT                        180                     20
      VT                         32                      1
      VA                      4,477                      6
      WA                      1,366                      4
      WV                        961                      1
                          ----------                 ------
                          $ 157,563                    662
                          ==========                 ======

         One-to-Four Family Residential Mortgage Lending. At December 31, 2001 the Bank had $9.8 million of loans outstanding secured by one-to-four family residential mortgages. We are not an active originator of single-family residential loans and such loans have generally been originated as an accommodation to our customers. These loans are generally made to borrowers who, because of the size of the loan, prior credit problems, the absence of a credit history or other factors, are unable to qualify as borrowers for a single-family residential loan under Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines ("conforming loans"). As a result, these loans are not eligible for resale in the secondary mortgage market. Loans to non-conforming borrowers are perceived by management as being advantageous because they generally have higher interest rates and origination and servicing fees, and generally have lower loan-to-value ratios.

         A majority of our one-to-four family residential loans have been acquired through loan purchases. A majority of these loans are located outside of the greater Delaware Valley area. Although our purchased single-family residential loans carry a variety of terms, the majority of such loans have loan-to-value ratios of 80% or below and carry fixed rates of interest. We generally attempt to acquire the servicing rights with respect to purchased single-family residential loans, which includes collecting and remitting loan payments, inspecting the properties and making required insurance and tax payments on behalf of the borrowers. In the past we purchased loans where the seller retained the servicing rights. At December 31, 2001, we held in our portfolio approximately $4.3 million of loans that were being serviced by others.

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

         Construction and Land Development Lending. We will originate loans for the construction of single-family residential properties. Such loans may be made to individuals or builders. Although we do not expect to emphasize construction lending in the near term, at December 31, 2001 we had $10.1 million of gross construction loans with $7.8 million of construction loans outstanding as of such date.

         Commercial Real Estate and Multi-Family Residential Real Estate Lending. Our lending activities currently emphasize the origination of loans secured by existing commercial and multi-family residential properties. As of December 31, 2001, a majority of our real estate loan portfolio consisted of loans secured by commercial and multi-family residential properties. We have generally targeted higher quality, smaller multi-family residential and commercial real estate loans with principal balances up to $4.4 million. At December 31, 2001 we had $109.7 million of commercial real estate loans and $12.2 million of multi-family residential loans outstanding.

         Our multi-family residential loans are secured by multi-family properties of five units or more, while our commercial real estate loans are secured primarily by industrial, warehouse, office buildings, office and industrial condominiums, retail space, strip shopping centers and mixed-used commercial properties. At December 31, 2001, 42.7% of our commercial real estate loans were secured by property located in Pennsylvania and 19.6% were secured by property located in New Jersey.

         We will originate multi-family residential and commercial real estate loans for terms of up to 25 years. Some of these loans contain call or repayment option features within three to seven years after origination. We will originate such loans on both a fixed-rate or adjustable-rate basis, with the latter based on an applicable prime rate. Adjustable-rate loans may have an established ceiling and floor, and the maximum loan-to-value for these loan products is generally 80%. Though historically the Bank has originated and acquired loans with lower debt coverage ratios, as part of the criteria for underwriting multi-family residential and commercial real estate loans, the Bank generally requires a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 1.1 to 1.0 on originated and acquired loans. We generally seek additional protection, such as secondary collateral and personal guarantees from the principals of the borrowers to mitigate any weaknesses identified in the underwriting process.

         Loans collateralized by multi-family residential and commercial real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multi-family real estate is typically dependent upon the successful operation of the related property. If the cash flow from the project is reduced, the borrower's ability to repay the loan can become impaired. At December 31, 2001, none of our commercial real estate loans were classified as non-performing.

         Commercial Business Loans. We originate commercial business loans consisting primarily of lines of credit and term loans secured by equipment and accounts receivable. At December 31, 2001, commercial business loans totaled $16.9 million, or 10.7%, of our total loan portfolio. Currently, we are placing greater emphasis on the origination of commercial business loans. Commercial business loans generally have shorter terms and higher interest rates than mortgage loans because of the type and nature of the collateral. At December 31, 2001, none of our commercial business loans were classified as non-performing.

         Consumer Loans. We originate consumer loans consisting primarily of loans secured by deposit accounts and marketable securities, home improvement and personal and automobile loans. At December 31, 2001, consumer loans totaled $1.2 million or 0.8%, of our total loan portfolio. We are not an active originator of consumer loans. The Bank has offered consumer loans as accommodations to our existing customers.

         Consumer loans are offered primarily on a fixed-rate basis with maturities generally less than ten years. Consumer loans entail greater credit risk than do residential mortgage loans but have smaller balances and tend to have higher interest rates.

         Loan Origination Fees and Other Income. In addition to interest earned on loans, we generally receive fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using the interest method over the contractual life of the loan. Fees deferred are recognized as income immediately upon repayment of the related loan. At December 31, 2001, we had $266,000 of net deferred loan origination fees. Such fees vary with the volume and type of loans the principal repayments on such loans and competitive conditions in the real estate market that reflect the demand and availability of money. In addition to loan origination fees, we also receive service charges that consist primarily of deposit transaction account service charges and late charges.

         Loans to One Borrower. Current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments). At December 31, 2001, our regulatory limit on loans to one borrower was $2.4 million. Our five largest loans or groups of loans to one borrower, including related entities, averaged approximately $4.1 million each. All five of these loans or loan concentrations were secured by multi-family residential, commercial real estate or marketable securities and were performing in accordance with their terms at December 31, 2001. Due to recent losses the limit on loans to one borrower has declined to an amount less than loans that were previously originated or acquired.

Asset Quality

         Collection Procedures. Our collection procedures provide that when a loan is 16 days past due, a computer generated late charge notice is sent to the borrower requesting payment of the amount due under the loan, plus a late charge. If such delinquency continues, on the first day of the next month, a delinquent notice is mailed advising the borrower of the violation of the terms of the loan. We attempt to contact borrowers whose loans are more than 30 days past due. If such attempts are unsuccessful, we will engage counsel to facilitate the collection process. A delinquent loan report is presented to the board of directors on a monthly basis for their review. Historically, we have instituted legal action on loans no later than 90 days past due. It is sometimes necessary and desirable to arrange special repayment schedules with borrowers to prevent foreclosure or filing for bankruptcy. Any change in the terms of a loan is approved by the loan committee of the board of directors or the full board of directors.

         Delinquent Loans and Non-performing Assets. Loans are reviewed on a monthly basis. A loan is placed in a non-accrual status at the time when ultimate repayment of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Delinquent loans are charged off when it appears no longer reasonable or probable that the loan will be collected. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

         Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is deemed Other Real Estate ("ORE") until such time as it is sold. When ORE is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed or obtained by management and any subsequent decline in fair market value is charged to operations. We had no ORE as of December 31, 2001 and $40,000 as of December 31, 2000.

         The following table sets forth information with respect to our delinquent loans at December 31, 2001.

                                      Balance                 Number
                                      -------                 ------
                                   (in Thousands)
Residential real estate:

Loans 30 to 89 days delinquent         $443                      11
Loans 90 or more days delinquent        185                       6
                                     ------                     ---

Total                                   628                      17

Commercial real estate:

Loans 30 to 89 days delinquent          767                       5
Loans 90 or more days delinquent         98                       2
                                     ------                     ---

Total                                   865                       7

Commercial business loans:

Loans 30 to 89 days delinquent            -                       -
Loans 90 or more days delinquent        113                       1
                                     ------                     ---

Total                                   113                       1
                                     ------                     ---

Total delinquent loans               $1,606                      25
                                     ======                     ===

The following table presents information on our non-performing assets at the dates indicated:

                                                          As of December 31,
                                                          2001          2000
                                                          ----          ----
(in Thousands)
Non-accruing loans:
One to four family                                        $185          $260
Commercial real estate                                      98             -
Commercial and industrial                                  113             -
                                                          ----          ----

Total non-performing loans                                 396           260

Accruing loans greater than 90 days delinquent               -             -
                                                          ----          ----

Total non-performing loans                                 396           260

Other real estate owned                                      -            40
                                                          ----          ----

Total non-performing assets                               $396          $300
                                                          ====          ====

Total non-performing loans, net of discount,
as a percentage of total loans, net of discount           0.26%         0.15%
                                                          ====          ====

Total non-performing assets, net of discount,
as a percentage of total loans, net of discount           0.26%         0.17%
                                                          ====          ====

         Classification of Assets. Federal regulations provide for the classification of delinquent or non-homogeneous loans and other assets such as debt and equity securities as "substandard," "doubtful," or "loss" assets. In analyzing potential loans for purchase as well as for purposes of our loan classification, we have placed increased emphasis on the payment history of the obligor and, to a lesser extent, the purchase discount associated with a specific loan. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that there continuance as assets is not warranted and are charged against the loan loss reserve. Pursuant to internal procedures, loans with a history of 60-89 day delinquencies will generally be classified either special mention or substandard. However, all loans 90 days or more delinquent are classified either substandard, doubtful or loss.

         The following table sets forth the aggregate amount of our special mention and classified assets at December 31, 2001:

(in Thousands)
        Special mention................................................   $7,622
        Substandard....................................................      474
        Doubtful.......................................................        -
        Loss...........................................................        -
                                                                          ------

        Total special mention and classified assets....................   $8,096
        Other real estate owned........................................        -
                                                                          ------
        Total special mention and classified assets, including other
           real estate.................................................   $8,096
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


         The loan watch list maintained by the Corporation includes loans classified by management as substandard, doubtful, or loss. The Corporation did not have any loans classified as doubtful or loss at December 31, 2001.


         Each of the classified loans on the loan watch list is individually analyzed to determine the level of the potential loss in the loan under the current circumstances. The specific reserve established for these loans is based on an analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Watch list loans are managed and monitored by senior management.

         The allowance based on historical trends uses charge-off experience of the Corporation to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is based on the charge-off history. Historical loss experience percentages are applied to all non-classified loans to obtain the portion of the allowance for loan losses. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances that are subject to guarantee by a government agency. Loan balances are also adjusted for unearned discount on installment loans.

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

         The following table sets forth activity in our allowance for loan losses at or for the specified periods.

                                               At or for the Year Ended
                                                    December 31,
                                                 2001             2000
                                               --------          -------
(in Thousands)
Allowance balance (at beginning of period)     $  2,090          $  2,115
Provision for loan losses                            60                 -
Charge-offs, net of recoveries                       74                25
                                               --------          --------

Allowance balance (at end of period)           $  2,076          $  2,090
                                               ========          ========

Allowance for loan losses to total loans
net of discount                                    1.32%             1.15%
                                               ========          ========

Allowance for loan losses to total
non-performing loans, net of discount,           524.24%           803.85%
                                               ========          ========

Allowance for loan losses and purchase
discount as a percentage of total loans            2.63%             2.86%
                                                   ====              ====

Net loans charged off as a percent of average
loans receivable, net                              0.04%             0.01%
                                                   ====              ====

         The following tables set forth our percentage of allowance for loan losses to total allowance for loan losses and the percentage of loans to total loans in each of the categories listed at the dates indicated.

                                               At December 31, 2001                            At December 31, 2000
                                               --------------------                            --------------------
                                             Percentage of     Percentage of                Percentage of     Percentage of
                                               Allowance       Loans in Each                  Allowance       Loans in Each
                                                to Total        Category to                    to Total        Category to
                                  Amount       Allowance        Total Loans      Amount       Allowance        Total Loans
                                  ------     -------------     -------------     ------     --------------    --------------
(in Thousands)
Balance of allowance
for loan losses at end of
  period applicable to:
Real estate....................    $1,861          89.7%            88.5%        $1,890         90.4%             91.9%
Commercial business............       200           9.6             10.7            175          8.4               7.0
Consumer.......................        15           0.7              0.8             25          1.2               1.1
                                   ------        ------            -----         ------        -----             -----
  Total........................    $2,076        100.0%            100.0%        $2,090        100.0%            100.0%
                                   ======        ======            =====         ======        =====             =====

Investment Activities

         Our securities portfolio is managed by our Chief Executive Officer and the Chief Financial Officer (the "Investment Officers") in accordance with a written investment policy approved by the board of directors that addresses strategies, types and levels of allowable investments.

         At December 31, 2001, our securities portfolio equaled $89.9 million, or 34.3% of our total assets. Our investment portfolio is comprised of trust preferred securities, mortgage-backed securities, U.S. government agency securities, corporate and equity securities. At December 31, 2001, our trust preferred securities amounted to $21.7 million, corporate amounted to $13.9 million, mortgage-backed securities amounted to $23.7 million, equity securities amounted to $31,000, and U.S. government agency securities amounted to $30.6 million.

         During 2001, the Corporation recorded write-downs of investment securities of approximately $4.0 million. The write-downs related to four non-investment grade securities, purchased in 1998 and 1999, that management considered to be other than temporarily impaired due to economic events that impacted the issuers during 2001.

         As of December 31, 2001, all securities are classified as available-for-sale. Securities available-for-sale includes debt and equity securities that are held for an indefinite period of time and are not intended to be held to maturity. Securities available-for-sale include securities that we intend to use as part of our overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other factors related thereto. Securities available-for-sale are carried at fair value, and unrealized gains and losses (net of related tax effects) on such securities are excluded from earnings but are included in stockholders' equity. Upon realization, such gains and losses will be included in our earnings. On December 31, 2000, we reclassified our entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of our consideration of recent regulatory agreements and their impact on our ability to hold our held-to-maturity portfolio to maturity.

         We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. We have maintained a portfolio of liquid assets that exceeds regulatory requirements. Our Asset Liability Management Committee meets monthly to decide, based on market levels and conditions, current economic data, political and regulatory information, and internal needs, whether any alterations need to be made to our investment portfolio. Based on the parameters of our Investment Policy, we endeavor to diversify our holdings through the purchase of medium-term and long-term, fixed-rate and variable-rate instruments, which provide both an adequate return and moderate risk. The Investment Officers of the Corporation and the Bank make all investment decisions in accordance with the Investment Policy and Asset Liability Management Committee guidelines.

         Our securities portfolio composition is designed to provide a liquid portfolio yet maximize yield on a risk-adjusted basis. The process by which we decide to acquire debt instruments, trust preferred securities and corporate and municipal obligations are similar to that of underwriting a loan. We evaluate the potential credit risk associated with these types of investment instruments by becoming familiar with the institution, its earnings history, its ability to meet its debt obligations and, if possible, by meeting its management team. The trust preferred securities are fixed-rate long-term obligations with a weighted average yield of 8.75% as of December 31, 2001. The trust preferred securities are obligations of primarily non-rated financial institutions located throughout the United States, and thus there is a limited market in which to purchase and sell these securities. As long-term instruments, this portfolio is also subject to interest rate risk. If interest rates were to rise, these securities would lose value and require us to reflect a charge to our stockholders' equity.

         Our investments also include mortgage-backed securities, which represent an interest in, or are collateralized by, pools of mortgage loans originated by private lenders that have been grouped by various governmental, government-related or private organizations. Mortgage-backed securities generally enhance the quality of our assets by virtue of the insurance or guarantees that back such securities, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations. Investments in mortgage-backed securities, however, may involve risks not present with mortgage loans. Specifically, mortgage-backed securities are subject to the risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. Like mortgage loans, there is also reinvestment risk associated with the cash flows from such securities in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. As interest rates increase, the value of such securities may decrease as mortgages with higher rates are refinanced. Our mortgage-backed securities are primarily pass-through securities, which provide us with payments consisting of both principal and interest as mortgage loans in the underlying mortgage pool are paid off by the borrowers. The average maturity of pass-through mortgage-backed securities varies with the maturities of the underlying mortgage instruments and with the occurrence of unscheduled prepayments of those mortgage instruments.

         In accordance with regulatory agreements between the Bank and its regulators, we intend to continue to reduce our holdings of non-rated investments, trust preferred securities and our portfolio's overall concentration in the banking industry.

         The following tables present the book values and estimated market values at December 31, 2001 and December 31, 2000, respectively, for each major category of our investment securities.

(in Thousands)


                                                             December 31, 2001
                                     ------------------------------------------------------------------

                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
     securities                            $ 30,501             $ 81           $ (12)         $ 30,570
Mortgage-backed securities                   23,784               73            (200)           23,657
Corporate securities                         13,858              208            (146)           13,920
Trust preferred securities                   22,878               11          (1,172)           21,717
Other securities                                 31                -               -                31
                                     ---------------   --------------  --------------  ----------------

Total Available-for-Sale                   $ 91,052            $ 373        $ (1,530)         $ 89,895
                                     ===============   ==============  ==============  ================

(in Thousands)
                                                             December 31, 2000
                                     ------------------------------------------------------------------

                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
     securities                            $ 37,956             $ 70          $ (113)         $ 37,913
Mortgage-backed securities                   22,056              164            (283)           21,937
Corporate securities                         27,576               79          (3,015)           24,640
Trust preferred securities                   38,064               25          (4,951)           33,138
Municipal securities                          3,175               20              (3)            3,192
Other securities                                815                3               -               818
                                     ---------------   --------------  --------------  ----------------

Total Available-for-Sale                  $ 129,642            $ 361        $ (8,365)        $ 121,638
                                     ===============   ==============  ==============  ================


         On December 31, 2000, we reclassified our entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of our consideration of recent regulatory agreements and their impact on our ability to hold our held-to-maturity portfolio to maturity.

         On December 31, 2000, the Corporation reclassified its entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of our consideration of recent regulatory agreements and their impact on our ability to hold the portfolio to maturity.

         During 2001, the Corporation recorded write-downs of investment securities of approximately $4.0 million. The write-downs related to four non-investment grade securities, purchased in 1998 and 1999, that management considered to be other than temporarily impaired due to economic events that impacted the issuers during 2001.

         The following table shows the contractual maturity of our investment securities portfolio at December 31, 2001.

(in Thousands)                                                                    Available-for-Sale
                                                                                  ------------------
                                                                                                                Weighted
                                                                 Amortized           Approximate                Average
                                                                   Cost               Fair Value                 Yield
                                                                   ----               ----------                 -----
Due within one year                                                $20,971                $20,971                  2.08%
Due after one year through five years                                8,769                  8,811                  9.47
Due after five years through ten years                               2,813                  2,740                  9.52
Due after ten years                                                 34,685                 33,686                  7.97
Mortgage-backed securities                                          23,783                 23,656                  6.49
Equity Securities                                                       31                     31                     -
                                                                   -------                -------                  ----

                                                                   $91,052                $89,895
                                                                   =======                =======


Sources of Funds

         General. Deposits are the major source of our funds for lending and other investment purposes. In addition to deposits, we derive funds from the scheduled payments as well as prepayments of loans, the maturity of investment securities and the sale of assets available-for-sale. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources or on a longer-term basis for general business purposes.

         Deposits. Consumer and commercial deposits have historically been attracted principally from within our market area through the offering of a broad selection of deposit instruments, including non interest-bearing demand accounts, NOW accounts, passbook savings accounts, money market accounts, term certificate accounts and individual retirement accounts. We expect to continue to attract deposits on a national basis through our Internet banking operations. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. At December 31, 2001 we had $160.6 million of certificates of deposit, $71.6 million of which were in excess of $100,000, of which $27.8 million mature within twelve months.

         We regularly evaluate our internal cost of funds, survey rates offered by competing institutions, review our cash flow requirements for lending and liquidity, and execute rate changes when deemed appropriate. We anticipate that the mix of deposits will shift toward transaction accounts as we continue to reduce our institutional time deposits. We anticipate that the shift in deposits would be accomplished through greater reliance on the branch network in our community and less emphasis on funds obtained through Internet banking operations from outside of our primary market area.

         The following table sets forth the average balance of each deposit type and the weighted average yield paid on each deposit type of the Bank for the periods indicated.

(in Thousands)
                                           December 31, 2001                                     December 31, 2000
                                           -----------------                                     -----------------
                                 Amount          Percent            Yield           Amount           Percent            Yield
                                 ------          -------            ------          ------           -------            -----
 Demand                          $3,373              1.3%               -           $4,050               1.4%              -
 NOW                             39,493             15.7             1.00%          21,765               7.7             4.68%
 Money Market                       234              0.1             0.99              609               0.2             4.11
 Savings and Passbook            21,759              8.6             2.47           21,219               7.5             4.00
 Time                           187,160             74.3             6.00          235,388              83.2             6.40
                               --------           ------             ----         --------            ------             ----

                               $252,019           100.00%            4.94%        $283,031            100.00%            5.95%
                               ========           ======                          ========            ======

         At December 31, 2001, our time deposits had the following stated maturities.

                Maturity Period                                                                    Amount
                ---------------                                                                -------------
                (in Thousands)
                Within 12 months...................................................               $73,493
                Within 13 to 36 months.............................................                51,708
                Beyond 36 months...................................................                35,441
                                                                                                 --------

                Total..............................................................              $160,642
                                                                                                 ========

         The following table presents, by various rate categories, the amount of certificates of deposit outstanding at December 31, 2001.

Certificate Rates:                                               Amount
------------------                                            --------------
(in Thousands)
    0 to 3.99%.......................................             $ 12,475
    4.00% to 5.99%...................................               44,167
    6.00% to 7.99%...................................              103,536
    Over 8.00%.......................................                  464
                                                                  --------

    Total............................................             $160,642
                                                                  ========

         The following table summarizes the maturity composition of certificates of deposit with balances of $100,000 or more at December 31, 2001.

                                                                                   Amount             Percent
                                                                                --------------        -------
           (in Thousands)
           Three months or less.............................................      $  13,200             18.4%
           Over three months to six months..................................          3,540              4.8
           Over six months to twelve months.................................         11,044             15.6
           Over twelve months...............................................         43,857             61.2
                                                                                  ---------           ------

                                                                                  $  71,641            100.0%
                                                                                  =========           ======

         Borrowings. If the need arises, we may rely upon advances from the FHLB and the Board of Governors of the Federal Reserve System discount window to supplement our supply of lendable funds and to meet deposit withdraw requirements. Advances from the FHLB typically are collateralized by our stock in the FHLB, investment securities and a portion of our first mortgage loans. At December 31, 2001, we had approximately $45.6 million in borrowing capacity, at the Bank, under a collateralized line of credit with the FHLB, of which $30.0 million had been drawn upon as of such date.

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

         Borrowings were unchanged as of December 31, 2001 compared to December 31, 2000. The Bank has four outstanding credit facilities, with the FHLB of Pittsburgh, with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectively. These four credit facilities have interest rates of 5.63%, 6.31%, 4.84%, and 6.67%, and conversion dates of June 15, 2003, March 20, 2002, September 30, 2003, and April 7, 2005, respectively. The conversion rates on these credit facilities are based on the three-month LIBOR rate plus 14 basis points, 16 basis points, 14.5 basis points, and 13.5 basis points, respectively. The four advances have maturity dates of June 16, 2008, December 20, 2004, September 30, 2008, and April 7, 2010, respectively. The Corporation also has a prime based loan in the amount of $2.6 million with a maturity date of March 29, 2002, and is secured by the stock of the Bank. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds.

         The following table sets forth certain information regarding our borrowed funds, which consist solely of the advances from the FHLB, at or for the periods ended on the dates indicated.

                                                                              At or for the
                                                                         Year Ended December 31,
                                                                    -------------------------------
                                                                      2001                   2000
                                                                    --------               --------
(in Thousands)
FHLB advances:
  Maximum month-end balance..............................           $30,000                $43,000
  Balance at end of period...............................            30,000                 30,000
  Average balance........................................            30,000                 32,750
Weighted average interest rate on:
  Balance at end of period...............................              6.07%                  6.07%
  Average balance for period.............................              6.07%                  5.96%

Products and Services

         Deposit Products and Services. We offer a variety of deposit products at competitively priced interest rates in order to build our customer base. We also seek to attract retail customers by offering convenient services such as free electronic bill payment. Our on-line products and services include deposit products, bill payment services, overdraft protection, and ATM/debit cards.

Core Banking Operations

         Customers are able to access USABancShares.com through any Internet service provider by means of an acceptable secure web browser and through Internet accessible phone services and Personal Data Assistant's ("PDA's"). When customers access USABancShares.com's service menu, they are able to open a new account, review the status of an existing account or engage in a transaction. To open a new account, the customer completes the on-line enrollment form, prints the signature card, signs it and mails it to us. Customers are able to make deposits into an open account via direct deposit programs, by transferring funds between accounts at the Bank, by wire transfer, by mail or in person at our branch offices. Customers also have the ability to make withdrawals and access their accounts at ATMs that are affiliated with the MAC, Cirrus, Honor and NYCE networks, which we believe provides added customer convenience. Customers are able to review account activity, pay bills electronically, receive statements by mail, and print bank statement reports from any PC with a secure Web browser, regardless of its location.

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

Personnel

         As of December 31, 2001, we had a total of 41 full-time and 3 part-time employees.

                   REGULATION OF THE CORPORATION AND THE BANK

         The Corporation and the Bank are extensively regulated under both federal and state law. From time to time, various new types of federal and state legislation have been proposed that could result in additional or diminished regulation of and restrictions on, or altered forms of supervision of, banks or bank holding companies. We cannot predict whether any such legislation will be adopted or how such legislation, if adopted, would affect the Corporation's business or the Bank's business. As a consequence of the extensive regulation of commercial banking activities and financial institutions in the United States, the business and activities of the Corporation and the Bank are susceptible to changes in federal and state legislation that may affect the scope, nature and costs of such business and activities. The following description of statutory and regulatory provisions, which is not intended to be a complete description of these provisions or their effects on the Corporation or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions.

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

         With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve System before (i) acquiring substantially all of the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 10% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

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

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Control Act, together with regulations there under, require approval of the Board of Governors of the Federal Reserve System (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Corporation. Control is conclusively presumed to exist if any individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to corporations with securities registered under the Securities Exchange Act of 1934, as amended (such as the Corporation), control will be presumed to exist if a person acquires at least 10% of any class of voting securities of the corporation.

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

         Capital Adequacy Requirements. The Board of Governors of the Federal Reserve System has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Board of Governors of the Federal Reserve System capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount (4%) consisting of Tier 1 or core capital and up to one-half of that amount consisting of Tier 2 or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and, with certain exceptions, intangibles. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock that is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Under the risk-based capital guidelines, specific categories of assets and certain off-balance sheet assets such as letters of credit are assigned different risk weights to take into account different risk characteristics of the assets. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The risk weightings range from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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


         As of December 31, 2001, the Corporation was not in compliance with the minimum regulatory capital requirements established by the Board of Governors of the Federal Reserve System. See Note R of the Notes to Consolidated Financial Statements, included in Item 7 hereof.


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

vBank, A Savings Bank

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

         Federal Deposit Insurance Corporation Assessments. The deposits of the Bank are insured by the Bank Insurance Fund of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the Bank Insurance Fund. Under the FDIC's risk-based insurance system, Bank Insurance Fund-assessed deposits have been subject to premiums that have varied, depending upon the institution's capital position and other supervisory factors.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC may also suspend deposit insurance temporarily prior to the hearing process for the permanent termination of insurance, if, among other things, the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. The Corporation is not aware of any circumstances that would result in termination of the Bank's deposit insurance.

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks that, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Board of Governors of the Federal Reserve System regarding bank holding companies, as previously described.

         The FDIC's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

         The FDIC also requires that banks meet a risk-based capital standard. Risk-based capital standard for banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8.0%, of which at least 4.0% shall be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. As of December 31, 2001, the Bank met each of its capital adequacy requirements established by the FDIC.

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

         The Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. As of December 31, 2001, the Bank did not meet the Pennsylvania Department of Banking's capital guidelines.

         Prompt Corrective Action. In addition to the capital adequacy guidelines, the FDIC is required to take "prompt corrective action" with respect to any state-chartered bank that does not meet specified minimum capital requirements. Federal regulations applicable to financial institutions establish five capital levels: "well capitalized," "adequately capitalized," "undercapitalized," "severely undercapitalized," and "critically undercapitalized."

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

         o A "significantly undercapitalized" institution is one that has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%.

         o A "critically undercapitalized" institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2%.

         Under certain circumstances, a "well capitalized," "adequately capitalized," or "undercapitalized" institution may be treated as if the institution were in the next lower capital category.

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

         Conservatorship/Receivership. In addition to the grounds discussed under "--Prompt Corrective Action," the FDIC may appoint a conservator or receiver for a bank if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution's assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business,
(iv) a willful violation of a final cease-and-desist order, (v) the concealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that it likely to cause insolvency or substantial dissipation of assets or earnings weaken the institution's condition, or otherwise seriously prejudice the interests of the institution's depositors or the federal deposit insurance fund, (ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

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

         Activities and Investments of Insured State-chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of any type, or in an amount, that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

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

         Restrictions on Payment of Dividends. Under the Federal Deposit Insurance Act, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making any such distribution, the institution would become "undercapitalized" (as such term is used in the statute). Under the Federal Deposit Insurance Act, an insured bank may pay no dividends if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Dividend payments by the Bank are subject to the Pennsylvania Banking Code. Under the Pennsylvania Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). As previously discussed, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividends. In addition, the Bank's regulators have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon our financial condition or the financial condition of the Bank, could be deemed to constitute such an unsafe or unsound practice.

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

         Limitations on Transactions with Affiliates and Insiders. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent holding company of a bank (such as the

Corporation) and any companies that are controlled by such parent holding company are affiliates of the bank. Generally, Section 23A places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts. Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. As discussed elsewhere in this report, in connection with recent examinations of the Corporation and the Bank, its regulators have identified a $2.6 million loan and a $350,000 loan as violative of Sections 23A and 23B of the Federal Reserve Act and have required the Corporation and the Bank to take corrective action.

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

         As previously indicated, as a result of weaknesses noted by the FDIC and the Department of Banking of the Commonwealth of Pennsylvania in recent regulatory examinations the Board of Directors of the Bank entered into a Cease and Desist Order (the "Order") with the Regional Director of the FDIC and the Department of Banking of the Commonwealth of Pennsylvania. Pursuant to the terms of the Order, the Bank is required to adopt and implement comprehensive written plans to address various deficiencies or concerns identified by federal and state regulators relating to earnings performance, capital adequacy, capital ratios, funding growth, funding mix, non-core funding dependence and interest rate risk exposure. Pursuant to the Order, the Bank is also required to adopt and implement formal internal review procedures which identify, measure, monitor and control risks associated with all electronic banking activities and to take all steps necessary to correct deficiencies related to certain identified loans, credit data and collateral. The Bank is prohibited from declaring or paying dividends without the prior approval of the Regional Director of the FDIC. The Order also provides for periodic progress reports detailing actions taken to secure compliance with the Order.

Other Regulations

         The Gramm Leach-Bliley Act of 1999 ("Act") was enacted on November 12, 1999 and amends the Bank Holding Company Act. The Act permits the creation of new financial services holding companies that can offer a full range of financial and banking products and services. The Act eliminates legal barriers that previously prevented affiliations among banks and bank holding companies with securities firms, insurance companies and other financial services companies.

         The Act preserves the role of the Federal Reserve Board as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to assure that the appropriate state or federal regulator with the corresponding regulatory experience and expertise will oversee various financial activities. The banking regulators will supervise banking related activities, securities activities will be regulated by the Securities and Exchange Commission and insurance activities by the state insurance regulators.

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

Item 2.  Description of Properties.

         On December 23, 1997, we purchased a building at 1535 Locust Street in Center City Philadelphia, formerly owned and operated by PNC Bank, which serves as our corporate offices and flagship retail operation.

         Pursuant to a lease dated July 27, 1998, we lease a building at 18 East Wynnewood Road, Wynnewood, Pennsylvania. We opened a retail branch at this location in April 1999. The lease is for an initial period of 10 years with an option to renew for an additional 10 years. The monthly lease payment is $5,250.

         We lease the building located at 930 Germantown Pike in Plymouth Meeting, Pennsylvania, which contains a retail branch as well as administrative offices. Pursuant to an amendment to the lease dated March 1, 2000 the Bank extended the lease to April 30, 2002. The lease contains two five-year option periods which if exercised will extend the lease to April 30, 2007 and April 30, 2012. The monthly lease payment is $6,362.

         We also lease an additional "mini" branch, known as "eBank" in the office, restaurant and retail complex known as "the Bellevue" which is located in Center City Philadelphia. The monthly lease payment is $900.

         Deposits are received at the Locust Street headquarters, the Norristown branch, the Wynnewood branch and the eBank. At December 31, 2001, our branches had the following deposits: Locust Street, $23.0 million; Norristown, $35.9, Wynnewood, $32.0 million; eBank, $2.1 million, and Internet operations, $63.3 million. We also have $59.8 million of institutional deposits not allocated to any branch.

         In February 2000, the Bank acquired a facility to house its Internet operations in Chestnut Hill, Pennsylvania. The purchase price of the building and surrounding land was $1.6 million and will be depreciated over 31.5 years. The Bank capitalized $577,000 and $349,000 of improvements during the years ended December 31, 2000 and 2001, respectively. During the third quarter of 2001 the Bank obtained an appraisal of the property and reduced the carrying cost of the property by $257,000. The Bank has decided to place this building as real estate held for investment and has listed the property for sale.

Item 3.  Legal Proceedings.


         In March 2002, James C. Eisel filed a complaint against the Corporation, the Bank and Resource America, Inc. in the United States District Court for the Eastern District of Pennsylvania for breach of contract, breach of fiduciary duties and other counts seeking approximately $282,742.51 plus attorneys fees, costs and punitive damages stemming from an escrow agreement where the Bank served as escrow agent. Among other things the complaint alleges the Bank failed to pay interest pursuant to the escrow agreement. This matter is at a preliminary stage. While no success can be assured, the Corporation and the Bank believe they have meritorious defences to this action and intend to defend the matter vigorously.


         All reports, plans, and proposals that have been required under the Written Agreement and the Cease and Desist Order to be submitted have been submitted on a timely basis. The Corporation received a notice from the Federal Reserve Bank that two submissions required under the Written Agreement have not been accepted. The first submission regarded our written plan to service our debt at the Holding Company without incurring any additional debt, and the second submission regarded our plan to maintain sufficient capital at the Bank and the consolidated organization. The Corporation is in the process of preparing new plans to be submitted to the Federal Reserve Bank. A Committee has been established and has held several meetings to review all reports and plans. The Corporation is taking the necessary steps to comply with capital levels by reducing asset levels, reducing costs to achieve profitability, and hiring an investment banker to review, among many alternatives, raising capital.

         Management believes it has complied with a majority of the regulatory requirements issued under Written Agreement by the Federal Reserve Bank, and the Cease and Desist issued by the FDIC and the Commonwealth of Pennsylvania. All reporting under regulatory requirements has been submitted with no adverse responses received to the submissions, with the exception of a notice received from the Federal Reserve Bank that two submissions required under the Written Agreement have not been accepted. The first submission regarded our written plan to service our debt at the Holding Company without incurring any additional debt, and the second submission regarded our plan to maintain sufficient capital at the Bank and the consolidated organization. The Corporation is in the process of preparing new plans to be submitted to the Federal Reserve Bank. A capital plan has been submitted and approved by the FDIC and the Pennsylvania Department of Banking.



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


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Our common stock was quoted on the Nasdaq SmallCap Market under the symbol "USAB" until September 1999 and on the Nasdaq National Market under the same symbol until February 4, 2002. On February 1, 2002 the Corporation announced that it received a letter from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that the Nasdaq staff had determined that the USAB shares would be delisted, effective as of February 4, 2002, due to the Corporation's failure to hold its annual stockholders' meeting and to solicit proxies and provide proxy statements to the Nasdaq for the fiscal year ended December 31, 2000. Since February 4, 2002 the Corporation has been quoted on the OTCBB Market. As of March 29, 2002, there were approximately 200 holders of record of the Corporation's common stock. No dividends were paid during the years ended December 31, 2001 and 2000. The following table shows trading prices for the Corporation's common stock from January 1, 2000 through March 29, 2002, adjusted for all common stock dividends and splits:


                             High      Low
                             ----      ---
    2002
    ----
First Quarter(1)            0.550     0.200

    2001
    ----
Fourth Quarter              0.610     0.230
Third Quarter               1.000     0.320
Second Quarter              1.250     0.930
First Quarter               2.440     1.250

    2000
    ----
Fourth Quarter              2.781     1.000
Third Quarter               4.750     2.313
Second Quarter              8.000     2.750
First Quarter              12.438     7.250



(1) Through and including March 29, 2002

                        SELECTED FINANCIAL AND OTHER DATA

         Set forth below is selected financial and other data of the Corporation and the Bank. This financial data is derived in part from, and it should be read in conjunction with the consolidated financial statements and related notes included in this report beginning on page F-1.

                                                                                At or for the               At or for the
                                                                             Twelve Months Ended         Twelve Months Ended
                                                                                 December 31,               December 31,
                                                                             -------------------         --------------------
(in Thousands, except per share data)                                                2001                       2000
                                                                                     ----                       ----

SELECTED FINANCIAL CONDITION DATA:
Total assets                                                                     $ 261,794                    $ 332,958
Loans receivable, net                                                              155,221                      179,165
Securities                                                                          89,895                      121,638
Deposits                                                                           216,082                      281,932
Borrowings                                                                          32,600                       32,600
Guaranteed preferred beneficial interests in subordinated debt                      10,000                       10,000
Stockholders' equity                                                                 1,048                        5,157
Non-performing assets, net of discount                                                 396                          260
Book value per share                                                             $    0.19                    $    0.96

AVERAGE BALANCE DATA:
Total assets                                                                     $ 304,303                    $ 346,844
Loans receivable, net                                                              173,120                      190,242
Securities                                                                         105,427                      105,033
Deposits                                                                           252,019                      283,031
Borrowings                                                                          42,600                       44,768
Stockholders' equity                                                                 6,176                       14,660

SELECTED OPERATIONS DATA:
Total interest income                                                            $  25,940                    $  30,465
Total interest expense                                                              16,997                       20,044
                                                                                 ---------                    ---------
Net interest income                                                                  8,943                       10,421
Provision for loan losses                                                               60                            -
                                                                                 ---------                    ---------
Net interest income after provision for loan losses                                  8,883                       10,421
Total non-interest income                                                           (2,802)                         670
Total non-interest expense                                                          14,336                       20,756
                                                                                 ---------                    ---------
Income (loss) before income taxes                                                   (8,255)                      (9,665)
Income taxes (benefit)                                                                 (32)                           -
                                                                                 ---------                    ---------
Net income (loss)                                                                $  (8,223)                   $  (9,665)
                                                                                 =========                    =========
Net earnings (loss) per share (fully-diluted)                                    $   (1.54)                   $   (1.70)
                                                                                 =========                    =========

PERFORMANCE RATIOS:
Return (loss) on average assets                                                      (2.70)%                      (2.79)%
Return (loss) on average stockholders' equity                                      (133.14)                      (65.93)
Net interest margin                                                                   3.07                         3.22
Interest rate spread                                                                  3.07                         3.22
Efficiency Ratio                                                                    235.44                       187.14
Non-interest expense to average total assets                                          4.71                         5.98
Average interest-earning assets to average interest-bearing liabilities              99.98                        99.99

ASSET QUALITY RATIOS:
Non-performing loans, net of discount, to total loans, net of discount                0.26%                        0.15%
Non-performing assets, net of discount, to total assets                               0.15                         0.08
Allowance for loan losses to total loans, net of discount                             1.32                         1.15
Allowance for loan losses and purchase discount as a percentage of total loans        2.63                         2.86
Allowance for loan losses to total non-performing loans, net of discount            524.24                       803.85

CAPITAL RATIOS:
Stockholders' equity to assets                                                         0.4%                         1.5%
Tier 1 leverage capital ratio                                                          0.8                          3.0
Tier 1 risk-based capital ratio                                                        1.0                          3.7
Total risk-based capital ratio                                                         2.1                          7.5

OTHER:
Number of full-service branches                                                        4                            4
Number of full-time employee equivalents                                              42                           57

(1) Non-performing loans consist of non-accrual loans and accruing loans 90 days or more overdue, net of applicable purchase discounts. Non-performing assets consist of non-performing loans and other real estate.

(2) All per share data has been adjusted to reflect such stock dividends and has been calculated based on the weighted average number of shares outstanding during the period, assuming the conversion of the shares of Class B common stock into shares of Class A common stock.

(3) With the exception of end of period ratios, all ratios are based on average monthly balances and are annualized where appropriate.

(4) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(5) Efficiency ratio represents non-interest expense as a percentage of the aggregate of net interest income and non-interest income (less gains/losses on sales of assets and other non-recurring items).

(6) For information on the Corporation and Bank's regulatory capital requirements, see Regulation of the Corporation and the Bank.

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

         On March 11, 2002 the Corporation announced the signing of a definitive merger agreement pursuant to which Berkshire Financial Holdings, Inc. ("Berkshire") will acquire the Corporation and its wholly owned savings bank subsidiary, vBank, a Savings Bank. Under the terms of the merger agreement, which was approved unanimously by both Boards of Directors, holders of USAB common stock will receive $0.60 per share in cash. The purchase is expected to close during the third quarter of 2002, pending the receipt of all requisite regulatory approvals, the approval of USAB's shareholders, financing to be obtained by Berkshire and other conditions set forth in the merger agreement. Upon completion of the transaction, Berkshire will continue to operate the Bank as a wholly owned subsidiary. In connection with the execution of the merger agreement, USAB has granted Berkshire an option to acquire up to 19.9% of USAB's outstanding common stock upon the occurrence of certain events. In addition, the directors and officers of USAB have entered into agreements to vote their shares in favor of the proposed transaction. Berkshire is a newly formed company organized by Brian M. Hartline, who has most recently served as President and Chief Executive Officer of Main Street Bancorp, Inc. Sovereign Bancorp, Inc. acquired Main Street Bancorp, Inc. in a transaction that closed on March 8, 2002.

Financial Condition

         The Corporation's total assets decreased from $333.0 million at December 31, 2000 to $261.8 million at December 31, 2001, a decrease of $71.2 million, or 21.4%. The decrease was due primarily to a decrease in the securities portfolio of $31.7 million and a decrease in the loan portfolio of $23.9 million. The decline in the securities portfolio is primarily related to the Corporation's continued efforts to reduce its non-rated investments. The decline in the loan portfolio is primarily attributable to prepayments made by customers. Deposits decreased from $281.9 million at December 31, 2000 to $216.1 million at December 31, 2001, which is attributable to a de-emphasis of the Corporation's Internet initiative during the fourth quarter of 2000. The decrease in deposits was comprised of a decrease in NOW deposits of $6.5 million and a decrease in Savings and Passbook accounts of $3.9 million, and a decrease in time deposits of $53.0 million, of which $35.5 was a decrease in institutional deposits during 2001.

         Management plans to continue to utilize FHLB advances, deposit gathering and capital raising efforts to provide the necessary liquidity for the Bank. The Bank's borrowing limit at the FHLB as of December 31, 2001, was approximately $45.6 million, of which $30.0 million was drawn upon as of such date. Stockholders' equity decreased from $5.2 million at December 31, 2000 to $1.1 million at December 31, 2001. The $4.1 million or 79.7% decrease in stockholders' equity was primarily due to the Corporation's losses, offset by the change in the unrealized appreciation on securities available-for-sale.

Results of Operations

         The Corporation reported a net loss of $8.2 million, or $1.54 per share, basic and diluted, for the year ended December 31, 2001, compared to a net loss of $9.7 million, or $1.70 per share, basic and diluted, for the year ended December 31, 2000. Our operating loss was primarily the result of a customer defalcation, in the net amount of $2.7 million, committed in the second quarter of 2001 and $4.0 million of write-downs of investment, securities in the third and fourth quarters of 2001. Without these two losses the Corporation would have lost $1.5 million, or $0.28 per share, basic and diluted, for the year ended December 31, 2001, an improvement from the December 31, 2000 year-to-date loss by 84.6%. Non-interest expenses decreased $6.4 million during the year to $14.3 million primarily from decreases in online partnership expenses of $5.6 million, advertising expenses of $1.4 million, and salaries and employee benefits expense of $2.1 million, relating to the implementation of our community banking strategy. The Corporation's net interest income before provision for loan losses decreased 14.2% to $8.9 million and non-interest income decreased $3.5 million to ($2.8) million for 2001, due to write downs of investment securities of $4.0 million for the year ended December 31, 2001.

         Interest Income. Interest income decreased 14.9% or $4.5 million to $25.9 million, for the year ended December 31, 2001, compared to the prior year. The decrease in interest income was the result of a decrease in interest income on loans, investment securities, and interest-bearing deposits of $2.1 million, $1.3 million, and $1.1 million respectively. The decrease in interest income on loans was due to a decrease in the average balance of the loan portfolio along with a decrease in the average yield. The discount associated with loan pools is recognized as a yield adjustment and is included as interest income using the level yield method (to the extent that the timing and amount of cash flows can reasonably be determined). During the years ended December 31, 2001 and 2000, the Bank recognized $1.0 million and $1.6 in accretion income, respectively, representing 6.0% and 8.4% of total interest income on loans, respectively. The decrease in the average balance of the Bank's loan portfolio reflects the prepayments made by loan customers during the year ended December 31, 2001.

         Interest Expense. Interest expense decreased 15.2% or $3.0 million to $17.0 million, for the year ended December 31, 2001, compared to the year ended December 31, 2000, due to the average of time accounts decreasing during the year ended 2001. The decrease in interest expense during the year ended December 31, 2001 was due to the Bank reducing its reliance on higher cost of fund certificates of deposits. The average cost of funds, including borrowings, decreased 0.35% to 5.84% for the year ended December 31, 2001.

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

         Net interest income for the year ended December 31, 2001 decreased $1.5 million, or 14.2% to $8.9 million from $10.4 million for the same period in 2000. Average interest-earning assets decreased by $32.5 million, or 10.1% to $291.2 million, for the year ended December 31, 2001 compared to the same period in 2000. Average interest-bearing liabilities decreased $32.5 million, or 10.0% over the same period. The net interest spread and net interest margin decreased for the year ended December 31, 2001 compared to December 31, 2000, from 3.22% to 3.07% and from 3.22% to 3.07%, respectively. The decrease in net interest margin and net interest spread is reflective of two items: first, average interest-bearing liabilities exceeded average interest-earning assets, and second, the yield on the interest-earning assets decreased 0.50% from 9.41% to 8.91% at December 31, 2001 as compared to December 31, 2000 while the yield on the interest-bearing liabilities decreased 0.35% from 6.19% to 5.84% at December 31, 2001 as compared to December 31, 2000.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities and net yield on interest earning assets for the period indicated:

(in Thousands)

                                                                         Year ended December 31,
                                           ---------------------------------------------------------------------------------
                                                             2001                                     2000
                                           ---------------------------------------   ---------------------------------------
                                              Average                   Average        Average                    Average
                                              Balance      Interest    Yield/Rate      Balance      Interest     Yield/Rate
                                           -------------  -----------  -----------   ------------   ----------   -----------
Interest-earning assets:
Loans                                         $ 173,120     $ 17,353       10.02%      $ 190,242     $ 19,488        10.24%
Investment securities                           105,426        8,245         7.82        105,033        9,501          9.05
Interest-bearing deposits and other              12,641          342         2.71         28,456        1,476          5.19
                                           -------------  -----------  -----------   ------------   ----------   -----------
 Total interest-earning assets                $ 291,187     $ 25,940        8.91%      $ 323,731     $ 30,465         9.41%

Interest-bearing liabilities:
Deposits:
   NOW                                         $ 39,493      $ 1,093        2.77%       $ 21,765      $ 1,018         4.68%
   Money Market                                     234            5         2.14            609           25          4.11
   Savings and Passbook                          21,759          661         3.04         21,219          849          4.00
   Time                                         187,160       12,256         6.55        235,388       15,067          6.40
Borrowed funds                                   42,600        2,982         7.00         44,768        3,085          6.89
                                           -------------  -----------  -----------   ------------   ----------   -----------
 Total interest-bearing liabilities           $ 291,246     $ 16,997        5.84%      $ 323,749     $ 20,044         6.19%
                                           -------------  -----------  -----------   ------------   ----------   -----------

Excess of interest-earning assets over
interest-bearing liabilities                      $ (59)                                   $ (18)
                                           =============                             ============

Net interest income                                          $ 8,943                                 $ 10,421
                                                          ===========                               ==========

Net interest rate spread                                                    3.07%                                     3.22%
                                                                       ===========                               ===========

Net interest margin                                                         3.07%                                     3.22%
                                                                       ===========                               ===========

Average interest-earning assets to average
interest-bearing liabilities                                               99.98%                                    99.99%
                                                                       ===========                               ===========



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

(in Thousands)

                          December 31, 2001 vs December 31, 2000

                                                     Increase or Decrease
                                                        Due to Changes in
                                               ----------------------------------
                                                                                        Total
                                                   Average           Average          Increase
                                                    Volume             Rate           (Decrease)
                                               ----------------  ----------------  ----------------
Variance in interest income on:
   Interest-earning assets:
     Loans                                            $ (1,754)           $ (381)         $ (2,135)
     Investment securities                                  36            (1,292)           (1,256)
     Interest-bearing deposits and other                  (820)             (314)           (1,134)
                                               ----------------  ----------------  ----------------
        Total interest-earning assets                 $ (2,538)         $ (1,987)         $ (4,525)
                                               ----------------  ----------------  ----------------

Interest-bearing liabilities:
   Deposits:
     NOW                                                 $ 829            $ (754)             $ 75
     Money market                                          (15)               (5)              (20)
     Savings & Passbook                                     22              (210)             (188)
     Time                                               (3,087)              276            (2,811)
   Borrowed funds                                         (149)               46              (103)
                                               ----------------  ----------------  ----------------
        Total interest-bearing liabilities            $ (2,400)           $ (647)         $ (3,047)
                                               ----------------  ----------------  ----------------

Changes in net interest income                          $ (138)         $ (1,340)         $ (1,478)
                                               ================  ================  ================


         Provision for Loan Losses. Management records a provision for loan losses in an amount that it believes will result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes deserve current recognition. As a result of management's evaluation of these factors, including a decline in total loans receivable, net of $23.9 million or 13.4% offset by a slight increase in non-performing assets of $136,000, the Corporation added $60,000 to the provision during 2001, compared to the prior year. The allowance for loan losses as a percentage of loans outstanding, net of discount, was 1.32% at December 31, 2001, compared to 1.15% at December 31, 2000. In addition, the allowance for loan losses as a percentage of total non-performing loans, net of discount, was 524.24% at December 31, 2001, compared 803.85% at December 31, 2000.

         Management believes that the allowance for loan losses is adequate to cover actual and potential losses in the loan portfolio under current conditions. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods.

         Non-Interest Income. Non-interest income decreased by $3.5 million to ($2.8) million, for the year ended December 31, 2001. The decrease was the result of write downs of investment securities of $4.0 million for the year ended December 31, 2001. Without the $4.0 million write down non-interest income would have increased by $516,000 or 77.0%, for the year ended December 31, 2001. That increase was primarily related to gains on sale of investment securities of $59,000, for the year ended December 31, 2001, as compared to a loss on sales of investment securities of $312,000 for the year ended December 31, 2000. Service fee income increased $111,000 for the year ended December 31, 2001 as compared to December 31, 2000. Brokerage operations loss was zero for the year ended December 31, 2001 compared to $380,000 in 2000.

         Non-Interest Expense. Non-interest expense decreased $6.4 million to $14.3 million, for the year ended December 31, 2001. The primary reason for the decrease was online partnership expenses (associated with the Corporation's former Internet initiative) were zero for the year ended December 31, 2001 as compared to $5.7 million for the year ended December 31, 2000. Salaries and employee benefits expense decreased by $2.1 million, and advertising expense decreased $1.4 million, due to the Corporations return to a community banking strategy. These decreases in expenses were offset by an increase of $2.7 million due to a defalcation committed by a long-standing customer in the second quarter of 2001.


         As discussed herein, the Corporation and the Bank have de-emphasized the Internet initiative and have returned our focus to that of a community bank. The Corporation continues to offer Internet banking, however we have not aggressively marketed the services during 2001. We have previously renegotiated, terminated or allowed to expire all strategic relationships. Managements' plan to de-emphasize its Internet has reduced expenses, including capital expenditures, personnel reductions, advertising, and strategic contracts that caused payments to be made to the third party companies. The Corporation did not eliminate the business of generating Internet deposits, but rather no longer actively promotes or pays to attain such deposits. The Corporation's Internet de-emphasis will not effect ongoing Internet operations except for the reduction of new deposit accounts opened through the Internet.


         Income Tax Expense. The Corporation has recorded a tax benefit of $32,000 for the year ended December 31, 2001, and the Corporation did not record any tax expense for the year ended December 31, 2000. The tax benefit for 2001 relates to a refund due from the Internal Revenue Service for taxes paid in prior years.

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

         The following table summarizes re-pricing intervals for interest-earning assets and interest-bearing liabilities for the period ended December 31, 2001 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. The table was prepared with the following assumptions: (1) the NOW, Savings, and Money Market accounts are calculated based on managements assumptions as to their behavioral sensitivity;
(2) interest-earning assets are calculated based on contractual adjustments, stated maturities in the instruments and instruments with stated maturities that are homogeneous such that prepayment assumptions can be used based on experience, are adjusted to better reflect the sensitivity of the asset for prepayment; and (3) certificates of deposit and borrowings are scheduled based on the applicable stated maturities.

USABancShares.com, Inc.
                                                                              December 31, 2001
                                         -------------------------------------------------------------------------------------------
(in Thousands)
                                          1 - 90 Days       91 - 364 Days        1 - 5 Years       Over 5 Years         Balance
                                         ---------------  -------------------   --------------   -----------------   ---------------
Interest-earning assets
Loans receivable                               $ 43,379             $ 42,277         $ 66,408             $ 5,499         $ 157,563
Investments                                      30,737                6,746           23,098              32,586            93,167
Interest-bearing deposits and other               2,383                                                                       2,383
                                         ---------------  -------------------   --------------   -----------------   ---------------
     Total assets                              $ 76,499             $ 49,023         $ 89,506            $ 38,085         $ 253,113
                                         ===============  ===================   ==============   =================   ===============

Interest-bearing liabilites
  Now/Savings accounts                          $ 6,714              $ 4,899         $ 26,969            $ 13,066          $ 51,648
  Money Market accounts                              91                   87              234                   -               412
  Borrowings                                          -                    -           10,000              20,000            30,000
  Guaranteed Subordinated Debt                        -                    -                -              10,000            10,000
  Certificates of deposit                        27,426               46,067           86,807                 342           160,642
                                         ---------------  -------------------   --------------   -----------------   ---------------
     Total interest-bearing liabilites         $ 34,231             $ 51,053        $ 124,010            $ 43,408         $ 252,702
                                         ===============  ===================   ==============   =================   ===============

Periodic gap                                   $ 42,268             $ (2,030)       $ (34,504)           $ (5,323)            $ 411
                                         ===============  ===================   ==============   =================   ===============
Cumulative gap                                 $ 42,268             $ 40,238          $ 5,734               $ 411
                                         ===============  ===================   ==============   =================
Ratio of gap to interest-earning
     assets                                       16.7%                 (0.8)%          (13.6)%              (2.1)%
                                         ===============  ===================   ==============   =================
Ratio of cumulative gap to interest-
     earning assets                               16.7%                15.9%             2.3%                0.2%
                                         ===============  ===================   ==============   =================


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

         If re-pricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of an increase or decrease in interest rates on net income would be minimal. At December 31, 2001, the Bank had a positive cumulative one-year gap, which suggests that net interest income may increase during periods of rising interest rates.

         The method used to analyze interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they re-price or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets, such as adjustable-rate loans, often have provisions which may limit changes in interest rates each time market interest rates change and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals experienced by the Bank in the event of a change in interest rates may deviate significantly from those assumed in calculating the data shown in the table.

         In the event that we should experience a mismatch in its desired gap ranges or an excessive decline in its market value of equity resulting from changes in interest rates, we have a number of options that we could utilize to remedy such mismatch. The Bank could restructure its investment portfolio through sales or purchases of securities with more favorable re-pricing attributes. It could also emphasize loan products with appropriate maturities or re-pricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

                         Liquidity and Capital Resources

         Liquidity. As the Bank is the primary operating subsidiary of the Corporation, the Bank's management generally handles liquidity management. Liquidity refers to a company's ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. We monitor our liquidity in accordance with guidelines established by the Board of Directors and applicable regulatory requirements. The Bank can minimize the cash required during times of heavy loan demand by modifying its credit policies or reducing its marketing efforts. Liquidity demand caused by net reductions in deposits is usually caused by factors over which we have limited control. The Bank derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing un-pledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB and other short and long-term borrowings.

         The Bank's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investment securities and other short-term investments. If the Bank requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 2001, the Bank had $43.5 million in borrowing capacity under a collateralized line of credit with the FHLB of which $30.0 million had been drawn upon through four long term fixed rate callable advances.

         At December 31, 2001, we had outstanding commitments, including unused lines of credit, of $2.3 million and letters of credit of $426,000. Certificates of deposit that are scheduled to mature within one year totaled $73.5 million at December 31, 2001. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.

         The Corporation believes that the execution of our business plan will require us to raise additional capital in the future to support our capital needs and to allow us to meet applicable regulatory capital requirements or require us to engage in a strategic transaction such as the transaction with Berkshire or another similar transaction. The failure to raise such capital or enter into such a strategic transaction could have a material adverse affect on the Corporation's business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage ownership of our current shareholders would be reduced.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2001, the Corporation did not meet the capital adequacy ratio requirements to which it is subject. As of December 31, 2001, the Bank did not meet one capital adequacy ratio requirement to which it is subject.

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

         At December 31, 2001 and December 31, 2000, the Bank's actual and required minimum capital ratios were as follows:



                                                                                                                To be well
                                                                                                              Capitalized under
                                                                                      For Capital             Prompt Corrective
(in Thousands)                                                                      Adequacy Purposes         Action Provisions
As of December 31, 2001:                      Amount               Ratio           Amount        Ratio        Amount        Ratio
------------------------               --------------------   --------------  ---------------  ---------   ------------  ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 16,191             7.8%         $ 16,523       8.0%               (1)       (1)
  Tier I Capital
    (to Risk Weighted Assets)                        14,115             6.8             8,261        4.0               (1)       (1)
  Tier I Capital
    (to Average Assets)                              14,115             5.2            10,946        4.0               (1)       (1)
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                      $ 22,340             8.3%         $ 21,427       8.0%        $26,783      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        20,250             7.6            10,713        4.0         16,070       6.0
  Tier I Capital
    (to Average Assets)                              20,250             6.0            13,573        4.0         16,966       5.0

(1) As a result of the regulatory agreements described in Note U, the Bank may not be deemed "well-capitalized" as of December 31, 2001.

         At December 31, 2001 and December 31, 2000, the Corporation's actual and required minimum capital ratios were as follows:

                                                                                      For Capital
(in Thousands)                                                                     Adequacy Purposes
As of December 31, 2001:                      Amount               Ratio           Amount        Ratio
------------------------                --------------------   --------------  ---------------  ---------
  Total Capital
    (to Risk Weighted Assets)                       $ 4,327             2.1%         $ 16,538       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         2,164             1.0             8,269        4.0
  Tier I Capital
    (to Average Assets)                               2,164              .8            10,991        4.0
As of December 31, 2000:
------------------------
  Total Capital
    (to Risk Weighted Assets)                      $ 19,990             7.5%         $ 21,442       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         9,995              3.7           10,721        4.0
  Tier I Capital
    (to Average Assets)                               9,995              3.0           13,493        4.0

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

         The completion of the Corporation's acquisition by Berkshire cannot be assured.

         The corporation's proposed transaction with Berkshire is subject to a number of conditions, including but not limited to regulatory approval and Berkshire financing the transaction, none of which conditions can be assured. If the transaction is not completed the Corporation will be forced to seek other financing or another transaction which cannot be assured. In addition, if the Berkshire transaction is not completed, the Corporation may incur liabilities to Berkshire which could be significant.

         We face difficult regulatory constraints.

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

         Like most banks, our results of operations are primarily dependent on net interest income. Net interest income results from the "margin" between interest earned on interest-earning assets, such as investments and loans, and interest paid on interest-bearing liabilities, such as deposits and borrowings. As of December 31, 2001, based on certain assumptions, our interest-bearing assets that were estimated to mature or re-price within one year exceeded similar interest-earning liabilities by $40.2 million, or 15.9% of total interest-rate sensitive assets.

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

         o When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, in a particular period of time, a significant increase in interest rates could adversely impact our net interest income.

         o Changes in interest rates could adversely affect:

         o the volume of loans we originate;

         o interest-earning assets, particularly our investment securities and trust preferred securities portfolio; and

         o loan repayments and prepayments.

We rely on short-term deposits.

         Historically, we have employed a wholesale funding strategy consisting primarily of non-retail certificates of deposit. We have been able to maintain sufficient funds to support our lending activities by offering rates of interest on certificates of deposit marginally higher than rates offered by other banks on comparable deposits. As of December 31, 2001, $160.6 million, or 74.3%, of our deposits consisted of certificates of deposit. Of this amount, $59.8 million, or 37.2%, were placed with institutional investors. In addition, as of December 31, 2001, $73.5 million, or 45.7%, of our total certificates of deposit were due to mature within one year. Management has been focusing on reducing the Bank's dependency on non-core funding including brokered deposits by increasing local branch and Internet deposits. However, our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be, significantly affected by money market rates and general economic conditions. In addition, our ability to internally fund any additional growth through lending will be impacted by our ability to maintain or generate deposits. In the event we increase interest rates further to retain deposits, earnings may be negatively affected.

Our loan acquisition strategy involves significant risks.

         In addition to originating loans, our lending activities have historically included identifying and purchasing, at a discount, loans which we believe to be undervalued. We have historically purchased loans either from institutions that were seeking to eliminate certain loans or categories of loans from their portfolios or in connection with the failure or consolidation of other financial institutions. While management expects to increase the Bank's focus on traditional loan originations, management may make periodic loan acquisitions. Such loan acquisitions subject us to risks, including some risks not experienced by financial institutions engaged in more traditional lending activities. There can be no assurance that this component of our operations will continue to provide the same level of profitability we have experienced in the past. Our loan acquisition strategy is subject to the following risks:

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


         We also originate loans by purchasing participations in loans from other financial institutions. We consider such loan participations to be originations because we underwrite each participation as an origination and the participation is closed using our underwriting criteria. Although we have participated in loans with various other financial institutions, as of December 31, 2001, we had five loan participations with an aggregate principal balance of $7.8 million with affiliates of a local specialty finance and real estate company. In each of these five loan participations, our interest and rights to principal recovery are senior to the rights of the junior participant, are collateralized by assets of an affiliate of the specialty finance company and are serviced by the specialty finance company. The senior rights created under the participation agreements were significant considerations in our qualification of the loan. Although the finance company has agreed, in several (but not all) transactions, to cause the participated loans owned by its affiliates which may become non-performing to be substituted for performing underlying loans, we are subject to risk to the extent the finance company experiences financial difficulties and is unable to comply with its replacement obligations. Furthermore, to the extent the finance company experiences financial difficulties, our ability to receive principal and interest payments on a timely basis from the finance company, as servicer of the loans, could be temporarily interrupted.


Our yield on loans purchased at a discount is uncertain.

         At the time we purchase a pool of loans, the difference between the note amount and the purchase price is accounted for as a discount. The purchase price is based on our estimate of the value of the loan, including an estimate of future cash flows. In accordance with generally accepted accounting principles, to the extent we believe a purchased loan will be collected in full, the discount associated with such purchased loan will be recognized as an increase in the yield of the loan and will be included as interest income over the estimated life of the loan. To the extent that we believe full repayment of principal and interest is not reasonable and probable, the discount will be set up as a cash discount and will not be recognized as an increase in the yield of the loan until all principal and interest is received or a final resolution is determined. To the extent that cash flows from the purchased loans may be uncertain, recognition of this income will also be uncertain. The yield on our portfolio of loans that have been purchased at a discount is subject to significant inter-period variations due to the fact that the timing of actual repayments and prepayment of the loans may differ from the original assumptions. Such inter-period variations can also result from the reclassification of loans from performing to non-performing status.

We could sustain losses if our asset quality deteriorates.

         Our results of operations are significantly dependent on the quality of our assets, which is measured by the level of our non-performing assets. Non-performing assets consist of non-accrual loans, net of discount, loans which are 90 days or more overdue but still accruing interest and other real estate owned. At December 31, 2001, our non-performing assets, net of discount, amounted to $396,000 or .15% of total assets. Approximately half of the $396,000 of non-performing assets, net of discount, consisted of purchased loans. Although we purchase loan pools at a discount to the face value of such loans, we face the risk that in the event one or more of such purchased loans becomes non-performing, the underlying discount may not be sufficient to cover our cost of acquiring, servicing and, if necessary, taking legal action, with respect to such loans. Although we have enhanced our policies and procedures relating to monitoring asset quality and we continue to devote a significant amount of time and resources to the identification, collection and work-out of non-performing assets, the real estate markets and the overall economy in the markets where we originate and purchase loans are likely to be significant determinants of the quality of our assets in future periods and, thus, our financial condition and results of operations.

         In addition, our investment portfolio exposes us to significant risks. Our investment portfolio consists primarily of trust preferred securities, corporate bonds and bonds issued by governmental agencies. The quality of our investment portfolio can be measured by the mix of investment grade and non-investment grade securities. As of December 31, 2001, we held $60.1 million of investment grade securities and $31.0 million of non-investment grade securities. Non-investment grade securities expose us to a higher degree of risk because of the higher risk of default and greater market price volatility associated with such securities. In addition we have a high concentration of investments in the banking industry. The value and performance of our investment portfolio is sensitive to economic downturns. Decreases in the market value or performance of our investment portfolio could adversely affect our financial condition or results of operations. During the year ended 2001 the Corporation recorded write downs of $4.0 million for four non-investment grade securities, purchased in 1998 and 1999, that become impaired during the third and fourth quarters of 2001. One investment security became impaired due to their declaration of bankruptcy in the third quarter of 2001. The Corporation attained a fair value as of September 30, 2001 and wrote down the value of the security by $1.5 million. The remaining book value was $625,000. The Corporation sold the bond on December 12, 2001 and received proceeds of $650,000. Two investment securities became impaired during the fourth quarter due to their market value significantly decreasing in the fourth quarter of 2001. The Corporation wrote down the value of the securities by $2.0 million. One investment security became impaired during the fourth quarter of 2001 due to the market value of the security. The Corporation wrote down this security by $500,000. The Corporation continues to evaluate the securities.

Increases in our reserve coverage for loan losses would adversely affect our results of operations.

         At December 31, 2001, our allowance for loan losses amounted to 1.32% of total loans, net of discount, and 524.24% of total non-performing loans, net of discount. In addition, the applicable purchase discount for an individual acquired loan may act as an additional reserve against loss for such loan to the extent that the repayment of such loan becomes questionable. Although we believe that we have established an adequate allowance for losses on our loan portfolio, including purchased loans, material future additions to the allowance for loan losses may be necessary due to changes in economic conditions, the performance of our loan portfolio and increases in both loan originations and purchases. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, periodically review our allowance for loan losses and could require increases in such allowance. Increases in the allowance for loan losses would adversely affect our results of operations.

Our commercial lending activity exposes us to credit risks.

         At December 31, 2001, a majority of our real estate loan portfolio consisted of loans secured by multi-family residential real estate and commercial real estate properties. In addition, as of December 31, 2001, we had an aggregate of $16.9 million of commercial business loans and we expect to increase our emphasis on commercial business lending in the future. We make commercial real estate and commercial business loans following analysis of credit risk, the value of the underlying collateral and other more intangible factors. This commercial lending activity exposes us to risks, particularly in the case of loans to small businesses and individuals. These risks include possible errors in our credit analysis, the uncertainty of the borrower's ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults. Commercial lending generally includes higher interest rates and shorter terms of repayment than non-commercial lending. Accordingly, we are subject to greater credit risk with our commercial lending. As of December 31, 2001, we had $113,000 of non-performing commercial business loans and $98,000 of non-performing loans secured by commercial real estate.

We need to raise additional capital to support our anticipated liquidity needs and capital adequacy requirements.


         We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We are required to increase our capital to acceptable regulatory levels and may need to raise additional capital in the future. This may be accomplished through the sale of additional securities, including the issuance of additional shares of our common stock. Our shareholders do not have a specific right to purchase any new issue of shares of our common stock in order to maintain their proportionate ownership interests in us. Should we choose to raise capital through the sale of our common stock, such action could dilute the voting power of the outstanding shares and reduce the portion of any dividend and liquidation proceeds payable to the holders of our common stock. At December 31, 2001, the Corporation did not meet any of its minimum regulatory capital requirements. See Note R of the Notes to Consolidated Financial Statements.

We face strong competition.

         We face strong competition from more established banks and from non-bank financial institutions that are aggressively expanding into markets traditionally served by banks. Most of these competitors have facilities and financial resources greater than ours and have other competitive advantages over us. Among the advantages of these larger institutions are their ability to make larger loans, finance extensive advertising campaigns, conduct retail operations at a significant number of branches, and to allocate their investment assets to business lines of highest yield and demand.

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

         Although we have historically focused on acquiring loans in the Mid-Atlantic region of the United States, we have acquired loans secured by real estate located in a number of other states including Minnesota, Florida and California and we may acquire loans throughout the nation. To the extent that these loans are secured by real estate outside the Mid-Atlantic region, such loans may present a greater risk of repayment than loans located in our historical primary market area. Thus, adverse economic conditions affecting any of these market areas could have a negative impact on our financial condition and results of operations.

We could be adversely affected by government regulation of the banking industry.

         Bank regulation. We are subject to a complex body of federal and state banking laws and regulations that are intended primarily for the protection of depositors. Governmental or regulatory authorities could revise existing regulations or adopt new regulations at any time. Certain revisions could subject us to more demanding regulatory compliance requirements and could thereby adversely affect our ability to conduct, or the cost of conducting, business. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationships of financial institutions are introduced regularly. We cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption will affect our business. Furthermore, given the rapid expansion of the electronic commerce market, many regulatory bodies are adopting measures to ensure that their regulations are keeping pace. For example, Congress has held hearings on whether to regulate the electronic commerce market, while numerous states are considering adopting their own laws to regulate Internet banking. Furthermore, Congress is considering proposing new laws relating to customer privacy. Moreover, the FDIC has proposed other guidelines governing Internet operations. These and any other proposed laws, rules and regulations could force us to comply with more complex and perhaps more burdensome regulatory requirements, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

We outsource many essential services to third-party providers who may terminate their agreements with us, resulting in interruptions to our operations

         We receive essential technical and customer service support from third-party providers. We outsource Web hosting, check processing, check imaging, electronic bill payment, Internet processing, Internet software, statement rendering services and other additional services to third party vendors. If one or our third-party service providers terminates its agreement with us and we are unable to replace such provider with another service provider, our operations may be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Item 7. Financial Statements.

         The financial statements of the Corporation are attached to this report and begin on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation, to be filed with the Commission in connection with our 2002 Annual Meeting of Shareholders.

Item 10. Executive Compensation.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation, to be filed with the Commission in connection with our 2002 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation, to be filed with the Commission in connection with our 2002 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference from the definitive proxy materials of the Corporation, to be filed with the Commission in connection with our 2002 Annual Meeting of Shareholders.

Item 13. Exhibits, List and Reports on Form 8-K.

           (A) Exhibits

         The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B.)

Exhibit No.

3.1           Articles of Incorporation of USABancShares.com, as amended*
3.2           Amended and Restated Bylaws of USABancShares
4.1           Indenture of USABancShares.com relating to Junior Subordinated Debentures**
4.2           Form of Certificate of Exchange Junior Subordinated Debenture**
4.3           Form of Certificate of Original Junior Subordinated Debenture**
4.4           Certificate of Trust of USA Capital Trust I**
4.5           Amended and Restated Declaration of Trust of USA Capital Trust I**
4.6           Form of Common Security**
4.7           Form of Exchange Capital Security Certificate**
4.8           Form of Certificate of Original Capital Security**
4.9           Form of Exchange Guarantee of USABancShares.com relating to the Exchange Capital Securities**
10.1          Stock Option Plan, as amended and restated+
10.2          Employee Stock Purchase Plan*****
10.3          Employee Savings Plan*****
10.4          Employment Agreement between vBank and Craig J. Scher+
10.5          Employment Agreement between USABancShares.com and Kenneth L. Tepper+
10.5.1        Letter Agreement among the Corporation, the Bank and Kenneth L. Tepper regarding departure
10.6          Warrant Agreement between USABancShares.com and Sandler O'Neill & Partners, L.P. dated February 13, 1998**
10.7          Registration Rights Agreement between USABancShares.com and certain shareholders dated February 13, 1998**
10.8          Indenture of USABancShares relating to the Junior Subordinated Debentures****
10.9          Registration Rights Agreement among USABancShares.com, USA Capital Trust I and Sandler O'Neill & Partners, L.P. as
              representative of the investors****
10.10         Agreement by and between Earthlink Network, Inc., Earthlink Operations, Inc. and USABancShares.com
              effective as of July 21, 1999+
10.11         Agreement by and between USABancShares.com and Systemax, Inc. dated August 18, 1999+
10.12         Asset Contribution Agreement among USABancShares.com, USACapital, Inc., Bondsonline, Inc., David Landes and
              Bondsonline Group, Inc., dated as of May 25, 2000.++
11            Computation of Per Share Earnings (Included in Financial Statements on Page F-21)
21            Subsidiaries
23            Consent of Grant Thornton LLP
99.1          Order to Cease and Desist issued by the Federal Deposit Insurance Corporation on July 13, 2001.+++
99.2          Order to Cease and Desist issued by the Commonwealth of Pennsylvania Department of Banking on July 13, 2001.+++
99.3          Written Agreement by and between USABancShares.com, Inc. and Federal  Reserve Bank of Philadelphia executed March
              2, 2001.
99.4          Definitive Agreement by and between Berkshire Financial Holdings, Inc. and USABancShares.com, Inc. ++++

*             Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, as amended, Registration
              No. 33-92506.

**            Incorporated by reference from the Registration Statement on Form S-4 of USABancShares.com filed on May 12, 1999.

***           Incorporated by reference from USABancShares.com's Annual Report on Form 10-KSB for the fiscal year ended December 31,
              1998.

****          Incorporated by reference from the Registration Statement on Form S-4 of USABancShares.com,
              Registration No. 333-78348.

*****         Incorporated by reference from the Registration Statement on Form S-8 of USABancShares.com,
              Registration No. 333-84135.

+             Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com,
              Registration No. 333-83041.

++            Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 7, 2000.

+++           Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 11, 2001.

++++          Incorporated by reference from the Corporation's Current Report on Form 8-K filed on March 12, 2002.

(B) Reports on Form 8-K

                  USABancShares.com, Inc. did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on April 1, 2002.

                        USABANCSHARES.COM, INC.

                         By: /s/ Daniel J. Machon, Jr.
                             --------------------------------------------------
                                 Daniel J. Machon, Jr., Chief Financial Officer (Principal Accounting and Financial Officer)

         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

April 1, 2002                           /s/ George M. Laughlin
                                        -----------------------
                                             George M. Laughlin
                                             Chairman of the Board

April 1, 2002                           /s/ Clarence L. Rader
                                        -------------------------
                                             Clarence L. Rader
                                             Director

April 1, 2002                           /s/ Wayne O. Leevy
                                        ---------------------------
                                             Wayne O. Leevy
                                             Director

April 1, 2002                           /s/ George M. Beach
                                        ---------------------------
                                             George M. Beach
                                             Director


April 1, 2002                           /s/ Daniel J. Machon, Jr.
                                        ---------------------------
                                             Daniel J. Machon, Jr.
                                             Director

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

                                 C O N T E N T S


                                                                                                                   Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................................................      F-3

FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS......................................................................     F-4

              CONSOLIDATED STATEMENTS OF OPERATIONS............................................................     F-5

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
              EQUITY...........................................................................................     F-6

              CONSOLIDATED STATEMENTS OF CASH FLOWS............................................................     F-7

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................     F-8



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
USABancShares.com, Inc., and Subsidiaries

         We have audited the accompanying consolidated balance sheets of USABancShares.com, Inc., and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of USABancShares.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USABancShares.com, Inc., and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that USABancShares.com, Inc. will continue as a going concern. As discussed in Note R, USABancShares.com, Inc. and its' primary operating subsidiary, vBank, A Savings Bank failed to meet various regulatory capital requirements at December 31, 2001. This factor, among others, as discussed in Note U to the financial statements, raise substantial doubt about USABancShares.com, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note U. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 29, 2002

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                               December 31,         December 31,
                                                                                  2001                  2000
                                                                               ---------              ---------
ASSETS
Cash and due from banks                                                        $   3,213              $   1,857
Interest-bearing deposits with banks                                               2,383                 10,308
Securities available-for-sale                                                     89,895                121,638
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                  1,500                  4,011
Loans receivable, net                                                            155,221                179,165
Premises and equipment, net                                                        2,505                  2,970
Accrued interest receivable                                                        2,156                  3,427
Real estate held for investment                                                    2,099                  2,174
Other real estate owned                                                             --                       40
Deferred income taxes                                                               --                    3,510
Other assets                                                                       2,822                  3,858
                                                                               ---------              ---------

    Total assets                                                               $ 261,794              $ 332,958
                                                                               =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Demand                                                                     $   3,380              $   5,893
    NOW                                                                           32,738                 39,202
    Money Market                                                                     412                    360
    Savings and Passbook                                                          18,910                 22,852
    Time                                                                         160,642                213,625
                                                                               ---------              ---------
     Total deposits                                                              216,082                281,932
Borrowed funds:
    Short term borrowings                                                          2,600                  2,600
    Long term borrowings                                                          30,000                 30,000
    Guaranteed preferred beneficial interests in subordinated debt                10,000                 10,000
Accrued interest payable                                                           1,604                  2,208
Accrued expenses and other liabilities                                               460                  1,061
                                                                               ---------              ---------
    Total liabilities                                                            260,746                327,801

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
     no shares issued and outstanding                                               --                     --
Common stock, $1.00 par value; 25,000,000 authorized shares;
    5,724,434 shares issued and outstanding at December 31, 2001
    and 2000, respectively                                                        5,724                  5,724
Treasury stock, at cost, 169,889 shares at December 31, 2001;
    334,514 shares at December 31, 2000                                             (336)                  (597)
Additional paid-in capital                                                        16,083                 15,957
Accumulated deficit                                                              (19,266)               (11,043)
Accumulated other comprehensive loss - unrealized depreciation
on securities available-for-sale                                                  (1,157)                (4,884)
                                                                               ---------              ---------

    Total stockholders' equity                                                     1,048                  5,157
                                                                               ---------              ---------

        Total liabilities and stockholders' equity                             $ 261,794              $ 332,958
                                                                               =========              =========

The accompanying notes are an integral part of these consolidated financial statements.

         USABANCSHARES.COM, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations
           (in Thousands, except per share data)


                                                                     Year ended December 31,
                                                                 ------------------------------
                                                                   2001                  2000
                                                                 --------              --------
Interest income:
    Loans                                                        $ 17,353              $ 19,488
    Investment securities                                           8,245                 9,501
    Interest-bearing deposits and other                               342                 1,476
                                                                 --------              --------
        Total interest income                                      25,940                30,465

Interest expense:
    Deposits                                                       14,015                16,959
    Borrowed funds                                                  2,982                 3,085
                                                                 --------              --------
        Total interest expense                                     16,997                20,044
                                                                 --------              --------
Net interest income                                                 8,943                10,421
Provision for loan losses                                              60                  --
                                                                 --------              --------
Net interest income after provision for loan losses                 8,883                10,421

Non-interest income:
    Service fee income                                              1,062                   951
    Gains (losses) on sales of investment securities                   59                  (312)
    Loss on sale of other real estate                                  (8)                 --
    Brokerage operations losses                                      --                    (380)
    Write down of investment securities                            (3,988)                 --
    Other                                                              73                   411
                                                                 --------              --------
        Total non-interest income                                  (2,802)                  670

Non-interest expense:
    Salaries and employee benefits                                  2,968                 5,067
    Net occupancy expense                                           1,334                 1,052
    Professional fees                                               1,535                 1,291
    Office expenses                                                   244                   575
    Data processing fees                                            1,431                 1,709
    Advertising expense                                                47                 1,466
    Online Partnerships                                              --                   5,654
    Travel expense                                                     81                   489
    Check printing expense                                             18                   324
    Internet expense                                                1,013                   420
    Net deposit defalcation                                         2,743                  --
    Other operating expenses                                        2,922                 2,709
                                                                 --------              --------
        Total non-interest expense                                 14,336                20,756
                                                                 --------              --------

Loss before income tax benefit                                     (8,255)               (9,665)
Income tax benefit                                                    (32)                   --
                                                                 --------              --------
Net loss                                                         $ (8,223)             $ (9,665)
                                                                 ========              ========

Loss per share - basic                                           $  (1.54)             $  (1.70)
                                                                 ========              ========

Loss per share - diluted                                         $  (1.54)             $  (1.70)
                                                                 ========              ========


The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
            Consolidated Statement Of Changes In Stockholders' Equity
                                 (in Thousands)


                                                                                         Accumulated
                                                             Additional                     other          Total
                                      Common     Treasury     paid-in     Accumulated    comprehensive  stockholders' Comprehensive
                                      Stock        Stock      capital       deficit          loss         equity         loss
                                      -----        -----      -------  -----------------  --------------   ------         ----
Balance, January 1, 2000            $  5,640     $   --      $ 15,368      $ (1,378)      $ (1,702)      $ 17,928

Net loss                                --           --          --          (9,665)          --           (9,665)      $ (9,665)

Other comprehensive loss,
  net of reclassification
  adjustments and taxes                 --           --          --            --           (3,182)        (3,182)        (3,182)
                                                                                                                        --------

Total comprehensive
  loss                                                                                                                  $(12,847)
                                                                                                                        ========

Purchase of treasury stock              --           (597)       --            --             --             (597)

Amortization of stock warrants          --           --           248          --             --              248

Exercise of stock options                 84         --           341          --             --              425
                                    --------     --------    --------      --------       --------       --------

Balance, December 31, 2000          $  5,724     $   (597)   $ 15,957      $(11,043)      $ (4,884)      $  5,157

Net loss                                --           --          --          (8,223)          --           (8,223)      $ (8,223)

Other comprehensive income,
  net of reclassification
  adjustments and taxes                 --           --          --            --            3,727          3,727          3,727
                                                                                                                        --------

Total comprehensive
  loss                                                                                                                  $ (4,496)
                                                                                                                        ========

Sale of Treasury stock                  --            261        (240)         --             --               21

Amortization of stock warrants          --           --           366          --             --              366
                                    --------     --------    --------      --------       --------       --------

Balance, December 31, 2001          $  5,724     $   (336)   $ 16,083      $(19,266)      $ (1,157)      $  1,048
                                    ========     ========    ========      ========       ========       ========

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)


                                                                                     Year ended December 31,
                                                                                  ------------------------------
                                                                                    2001                  2000
                                                                                  --------              --------
Cash flows from operating activities:
    Net loss                                                                      $ (8,223)             $ (9,665)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for possible loan losses                                                  60                  --
    Depreciation and amortization                                                      771                   564
    Amortization of goodwill                                                             4                    24
    Net accretion of discounts on purchased loan portfolios                         (1,034)               (1,636)
    Net accretion/amortization of securities discount/premiums                          54                  (551)
    Net accretion of zero coupon bonds                                                (676)                 --
    Net amortization of warrants                                                       366                   248
    Net (gains) losses on sales of investment securities                               (59)                  312
    Net losses (gains) on sale of other real estate                                      8                  --
    Net write down of investment securities                                          3,988                 --
    Net (increase) decrease in deferred fees                                            26                   (27)
    Decrease (increase) in accrued interest receivable                               1,271                  (521)
    Increase in deferred income taxes                                                  --                    200
    Decrease in other assets                                                         1,032                 3,000
    Decrease in accrued interest payable                                              (604)               (1,924)
    Decrease in accrued expenses and other liabilities                                (601)                 (176)
                                                                                  --------              --------
      Net cash used in operating activities                                         (3,617)              (10,152)
                                                                                  --------              --------

Cash flows from investing activities:
    Investment securities available-for-sale:
         Purchases                                                                 (98,523)              (24,333)
         Sales                                                                      45,998                14,418
         Maturities and principal repayments                                        88,204                 1,939
    Investment securities held-to-maturity:
         Purchases                                                                    --                 (76,021)
         Sales                                                                        --                   1,000
         Maturities and principal repayments                                          --                  53,960
    Decrease of FHLB stock                                                           2,511                  --
    Sale of bank owned life insurance                                                 --                   5,149
    Decrease (increase) in interest bearing deposits with banks                      7,926                (9,487)
    Principal payments on loans                                                     44,564                37,305
    Originations of loans                                                          (19,686)              (27,591)
    Sale/participation of loans                                                       --                  10,432
    Proceeds from the sale of other real estate owned                                   40                   (40)
    Increase in real estate held for investment                                         75                (2,174)
    Purchases of premises and equipment                                               (306)                 (683)
                                                                                  --------              --------
      Net cash provided by investing activities                                     70,802               (16,126)
                                                                                  --------              --------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                            (65,850)               26,894
    Increase in short-term borrowings                                                 --                   2,600
    Decrease in long-term borrowings                                                  --                  (5,000)
    Exercise of stock options                                                         --                     425
    Sales (purchases) of treasury stock                                                 21                  (597)
                                                                                  --------              --------
      Net cash (used in) provided by financing activities                          (65,829)               24,322
                                                                                  --------              --------

    Net decrease in cash and cash equivalents                                        1,356                (1,956)

    Cash and cash equivalents, beginning of period                                   1,857                 3,813
                                                                                  --------              --------

    Cash and cash equivalents, end of period                                         3,213              $  1,857
                                                                                  ========              ========

    Supplemental disclosure of cash flow information
    Cash paid during the year for
      Interest                                                                    $ 17,601              $ 21,968
                                                                                  ========              ========
      Income taxes                                                                $   --                $   --
                                                                                  ========              ========


The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

NOTE A - Significant Fourth Quarter Adjustments


         As discussed in Note E, during the fourth quarter of 2001, the Corporation realized losses of approximately $2.5 million associated with the impairment of three non-investment grade securities, purchased in 1998 and 1999. The decline in the fair value of these securities is considered to be other than temporary, and is attributable to unforeseeable economic events that occurred in late 2001.

         Throughout the year 2000, the Bank entered into various contracts with a number of strategic partners to provide on-line related services. In light of the market climate, the Bank began to renegotiate these on-line partnership contracts during the year 2000. Due to the renegotiations of these contracts, the Bank took a $2.5 million charge to earnings in the fourth quarter 2000.

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

         During 2000, the Corporation recorded a tax benefit of $558,000 based on expected future taxable income in 2001 and future years from an anticipated $10.0 million capital raise and the taxable gain of approximately $2.0 million on the sale of a branch. The capital raise was to be used by the Corporation to pay off certain debts, with the remaining funds to be invested in various interest-earning assets. The Corporation de-emphasized the Internet activities during the fourth quarter and reported a segment loss of $12.9 million for the year ended December 31, 2000. The Corporation was unable to successfully complete the sale of the branch. As a result of these events, the Corporation was unable to raise the $10.0 million of capital. The tax benefit of $558,000 was reversed in the fourth quarter of 2000 since it was more likely than not that the tax benefit would be realized.

NOTE B - ORGANIZATION

         The Corporation is a registered bank holding company and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. USABancShares.com, Inc. through its subsidiaries, vBank, A Savings Bank, (the "Bank"), USACredit, Inc. ("USACredit"), USARealEstate, Inc., and USA Capital Trust I (the "Trust") provides a full range of banking services through the Internet on a national basis, as well as through retail channels in the Philadelphia market area.

         USABancShares.com, Inc. was organized in November 1995 to facilitate the acquisition of People's Thrift Savings Bank, which changed its name to vBank, A Savings Bank in July 1999.

         vBank, A Savings Bank is a Pennsylvania chartered stock savings institution that acquires deposits and provides loans primarily to commercial businesses or for commercial properties. The Bank competes with other financial service providers, commercial banks, brokerage firms, insurance companies, savings banks, and credit unions for such products and services.

         The Bank is subject to regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and federal legislation and regulations.

         USACredit is a Pennsylvania corporation that owns a minority (20%) interest in a Delaware limited liability company in the business of purchasing judgments, deficiencies, and charge-offs, and pursuing collections on such claims. USACredit also provides on-line leasing arrangements for telecommunication, equipment and office products. In the second quarter of 2001 the Corporation in our effort to return to community banking sold the remaining equity of USACredit and has effectively closed this subsidiary.

         USARealEstate, Inc. is a Pennsylvania corporation that acquires and manages foreclosed real estate property from vBank, A Savings Bank for the purpose of eventual liquidation of the property. In the second quarter of 2001 the Corporation in our effort to return to community banking sold the remaining real estate property of USARealEstate and has effectively closed this subsidiary.

         The Trust is a Delaware statutory business trust with the exclusive purpose of issuing and selling trust securities and using the proceeds from the sale of the Trust securities to acquire the Junior Subordinated Debenture's issued by the Corporation. The sole asset of the Trust is the Junior Subordinated Debentures.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

NOTE B - ORGANIZATION - Continued

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Financial Statement Presentation

         The accounting and reporting policies of USABancShares.com, Inc. and its subsidiaries conform with generally accepted accounting principles in the United States of America and predominant practices within the banking industry. All significant inter-company balances and transactions have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

2. Segment Reporting

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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3. Investment Securities

         USABancShares.com, Inc. accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". USABancShares.com, Inc. classifies its securities as available-for-sale.

         Investment securities which are held for indefinite periods of time, which management intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available-for-sale and are carried at fair value. Differences between a security's amortized cost and fair value are charged/credited directly to shareholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of securities are recognized in the consolidated statements of operations upon sale.

         On December 31, 2000, the Corporation reclassified its' entire held-to-maturity portfolio to available-for-sale. The reclassification was a result of the Corporation's consideration of the regulatory agreements and their impact on the Corporation's ability to hold its held-to-maturity portfolio to maturity.

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), was amended in June, 1999, by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June, 2000, by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively "SFAS No. 133"). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133, an entity may designate a derivative as a hedge of exposure to either changes in:
(a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized as hedge accounting. The Corporation adopted SFAS No. 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.


         Statements of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosures about financial instruments, which are defined as futures, forwards, swap and opinion contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Corporation did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2001 or 2000.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4. Loans and Allowance for Possible Loan Losses

         Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

         USABancShares.com, Inc. accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Corporation had no loans that would be defined as impaired at December 31, 2001 or 2000.

         On July 6, 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have a material impact on the Corporation's consolidated financial position or results of operation

5. Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities

         In September 2000, the Corporation adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement had no impact on the Corporation's consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6. Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the assets.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Corporation.

7. Computer Software

         Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. In 2000, the Corporation capitalized approximately $1.0 million of salary and external specialists costs related to developing and writing the code, during the application development stage, to launch the interactive Internet site. The Internet site is used to provide banking customers access to all products offered by the Corporation. All capitalized amounts were being amortized over three years. Amortization expense for the year ended December 31, 2000 was $207,000. In the fourth quarter of 2000, based upon the results of an examination, the Corporation determined that accounting records were insufficient to support capitalization under SOP 98-1 and accordingly wrote-off the remaining $793,000. The $793,000 was charged to salary and professional fees. The entire $793,000 was capitalized during the quarter ended September 30, 2000.

8. Goodwill

         Goodwill is stated at cost less accumulated amortization, and is being amortized on the straight-line method over 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, USABancShares.com, Inc. estimates the value of and the estimated undiscounted future net income expected to be generated by the related subsidiaries to determine that no impairment has occurred.

9. Other Real Estate Owned

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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

10. Income Taxes

         USABancShares.com, Inc. recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on their difference between the financial statement carrying amounts and the tax basis of assets and liabilities. USABancShares.com, Inc. files a consolidated federal income tax return as the Parent. Federal income taxes are calculated as if the subsidiaries filed on a separate return basis, and the amount of the current tax calculated is remitted to USABancShares.com, Inc. If losses are generated on a consolidated basis, any benefit associated with the loss is first applied to the Bank. The amount of the current and deferred taxes payable or refundable is recognized as of the date of the financial statements for the changes in deferred tax liabilities or assets between years.

11. Per Share Amounts

         USABancShares.com, Inc. follows the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 eliminated primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share ("diluted EPS") in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share ("basic EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

12. Comprehensive Income

         USABancShares.com, Inc. follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". This standard establishes new standards for reporting comprehensive income that includes net income as well as certain other items that result in a change to equity during the period.

         The income tax effects allocated to comprehensive income (loss) is as follows, for the year indicated:


(in Thousands)

                                                           December 31, 2001                      December 31, 2000
                                                           -----------------                      -----------------
                                                  Before tax      Tax        Net of      Before tax      Tax        Net of
                                                    amount      benefit    tax amount      amount      benefit    tax amount
                                                    ------      -------    ----------      ------      -------    ----------
Unrealized holding gains (losses)
     arising during period                         $ 7,666      $  --       $ 7,666       $(5,508)      $2,135     $(3,373)
Less reclassification adjustment for losses
     realized in net loss                            3,929         --         3,929           312         (121)        191
                                                   -------      ------      -------       -------       ------     -------
Other comprehensive income (loss), net             $ 3,737      $  --       $ 3,737       $(5,196)      $2,014     $(3,182)
                                                   =======      ======      =======       =======       ======     =======


13.  Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand and amounts due from banks.

         During the March 2001 quarter, the Corporation identified approximately $760,000 of clearing account items, primarily related to returned deposits on depositor accounts. The $760,000 has been offset by $335,000, which has been recognized during the third quarter of 2001. The Corporation continues to actively pursue the recovery of these items. The Corporation has tightened internal controls as a result of these incidents and does not anticipate a recurrence.

14.  Advertising Costs

         USABancShares.com, Inc. expenses advertising costs as incurred.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


15.  Restrictions on Cash and Due from Banks

         As of December 31, 2001 and 2000, USABancShares.com, Inc. did not maintain reserves, in the form of deposits with the Federal Home Loan Bank of Pittsburgh.

16. Business Combinations

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Corporation has evaluated the provisions of SFAS No. 141 and 142, and these Statements will not have a material impact on the Corporation's consolidated financial position or results of operations.

17. Reclassifications

         Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.


NOTE D - TRUST PREFERRED


         In 1999, USABancShares.com, Inc. issued $10,000,000 principal amount of 9.50% junior subordinated deferrable interest debentures due March 5, 2029 (the "debentures") to the Trust in which USABancShares.com, Inc. owns all the common equity. The debentures are the sole asset of the Trust. The Trust issued $10,000,000 of Trust preferred securities to investors. USABancShares.com, Inc.'s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by USABancShares.com, Inc. of the Trust's obligations under the Trust preferred securities. The Trust preferred securities are callable by USABancShares.com, Inc. on or after March 15, 2009, or earlier under certain circumstances. The Trust preferred securities must be redeemed upon maturity of the debentures in 2029.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE E - INVESTMENT SECURITIES


         The amortized cost, gross unrealized gains and losses and fair market value of USABancShares.com, Inc.'s investment securities are as follows:





(in Thousands)

                                                              December 31, 2001
                                     ------------------------------------------------------------------

                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------
Available-for-Sale
U.S. Government and agency
         securities                        $ 30,501             $ 81         $   (12)         $ 30,570
Mortgage-backed securities                   23,784               73            (200)           23,657
Corporate securities                         13,858              208            (146)           13,920
Trust preferred securities                   22,878               11          (1,172)           21,717
Other securities                                 31                -               -                31
                                     ---------------   --------------  --------------  ----------------

Total Available-for-Sale                   $ 91,052             $373         $(1,530)         $ 89,895
                                     ===============   ==============  ==============  ================

(in Thousands)
                                                              December 31, 2000
                                     ------------------------------------------------------------------

                                                           Gross           Gross
                                       Amortized        Unrealized      Unrealized          Fair
                                          Cost             Gains          Losses            Value
                                     ---------------   --------------  --------------  ----------------

Available-for-Sale
U.S. Government and agency
         securities                        $ 37,956             $ 70         $  (113)         $ 37,913
Mortgage-backed securities                   22,056              164            (283)           21,937
Corporate securities                         27,576               79          (3,015)           24,640
Trust preferred securities                   38,064               25          (4,951)           33,138
Municipal securities                          3,175               20              (3)            3,192
Other securities                                815                3               -               818
                                     ---------------   --------------  --------------  ----------------

Total Available-for-Sale                   $129,642             $361         $(8,365)         $121,638
                                     ===============   ==============  ==============  ================


                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE E - INVESTMENT SECURITIES - Continued


         The Federal Home Loan Bank of Pittsburgh stock has an amortized cost of $1.5 million at December 31, 2001 and $4.0 million at December 31, 2000. The fair value of the FHLB stock is $1.5 million at December 31, 2000 and $4.0 million at December 31, 2000.

         The amortized cost and fair market value of investment securities, by contractual maturity, as of December 31, 2001, are shown below.


(in Thousands)                                                                    Available-for-Sale
                                                                                  ------------------

                                                                  Amortized
                                                                     Cost               Fair Value
                                                                     ----               ----------
Due within one year                                                $20,971                $20,971
Due after one year through five years                                8,769                  8,811
Due after five years through ten years                               2,813                  2,740
Due after ten years                                                 34,685                 33,686
Mortgage-backed securities                                          23,783                 23,656
Equity Securities                                                       31                     31
                                                                   -------                -------

                                                                   $91,052                $89,895
                                                                   =======                =======


         Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

         Gross gains of $349,000 and gross losses of $290,000 were realized on 2001 sales. Gross gains of $99,000 and gross losses of $411,000 were realized on 2000 sales.

         At December 31, 2001 and 2000 none of our securities were pledged to secure public funds or for any other purposes as required by applicable laws and regulations. Securities with a carrying value of $40.3 million and $52.1 million at December 31, 2001 and 2000, respectively, were pledged to the Federal Home Loan Bank of Pittsburgh as collateral for the Bank's borrowings.

         On December 31, 2000, the Corporation reclassified $81.4 million of held-to-maturity investment securities to available-for-sale. The reclassification resulted in a decrease in the carrying value of the securities of approximately $6.5 million. The reclassification also resulted in an increase in the accumulated other comprehensive loss of approximately $4.0 million and an increase in deferred income taxes of approximately $2.5 million.

         During 2001, the Corporation recorded write-downs of investment securities of approximately $4.0 million. The write-downs related to four non-investment grade securities, purchased in 1998 and 1999 that management considered to be other than temporarily impaired due to economic events that impacted the issuers during 2001.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000



NOTE F - LOANS RECEIVABLE


         Loans outstanding by classification are as follows:



(in Thousands)
                                                     December 31,       December 31,
                                                    -----------------   ----------------
                                                         2001               2000
                                                    -----------------   ----------------
Real Estate
  1 - 4 family residential properties                    $   9,755           $ 12,900
  Commercial real estate                                   109,722            135,152
  Multifamily residential properties                        12,203              9,952
Construction                                                 7,775              8,821
Commercial and industrial                                   16,921             12,645
Consumer                                                     1,187              2,025
                                                    ---------------     --------------

    Total loans, net of discount                         $ 157,563           $181,495
                                                    ===============     ==============

    Deferred loan fees                                        (266)              (240)
    Allowance for loan losses                               (2,076)            (2,090)
                                                    ---------------     --------------

    Net loans                                            $ 155,221           $179,165
                                                    ===============     ==============




         At December 31, 2001 and 2000, loans outstanding to certain officers, directors, and related parties of vBank and their affiliated interests amounted to $1.6 million and $2.0 million, respectively. An analysis of activity in loans to related parties at December 31, 2001 and 2000, resulted in new loans of $330,000 and $1.7 million respectively, and reductions of $730,000 and $4.6 million respectively, representing payments.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE F - LOANS RECEIVABLE - Continued


         An analysis of the allowance for possible loan losses is as follows:



(in Thousands)
                                             Twelve months            Twelve months
                                          ended December 31,        ended December 31,
                                                 2001                      2000
                                        ------------------------  -----------------------
Balance at beginning of period                          $ 2,090                  $ 2,115
   Provision for loan losses                                 60                        -
   Charge-offs                                              (77)                     (26)
   Recoveries                                                 3                        1
                                        ------------------------  -----------------------
Balance at end of period                                $ 2,076                  $ 2,090
                                        ========================  =======================



         Included in loans receivable are non-accrual loans of $396,000 and $260,000 at December 31, 2001 and 2000, respectively. Interest income that would have been recorded in the financial statements had the non-accrual loans been performing in accordance with their terms would have been approximately $16,000 and $9,000 in 2001 and 2000, respectively.


NOTE G - PREMISES AND EQUIPMENT


         Premises and equipment consist of the following:

                                                                                              At December 31,
                                                                                              ---------------
(in Thousands)                                                          useful lives       2001              2000
                                                                        ------------       ----              ----
Building                                                                  31.5 years      $  754            $  754
Premises and improvements                                              5 to 20 years       1,375             1,262
Furniture and equipment                                                 5 to 7 years       2,052             2,052
                                                                                          ------            ------
                                                                                           4,181             4,068

    Less accumulated depreciation and amortization                                        (1,676)           (1,098)
                                                                                          ------            ------
                                                                                          $2,505            $2,970
                                                                                          ======            ======

         Depreciation and amortization charged to operations was $771,000 and $564,000 for the years ended December 31, 2001 and 2000, respectively. In February 2000 the Bank purchased a building for $1.6 million to be used as an administrative/servicing facility. Due to our focus shifting to community banking the Bank has decided to place this building as real estate held for investment and has listed the property for sale.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE H - DEPOSITS


         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $71.6 million and $101.5 million at December 31, 2001 and 2000, respectively.

         At December 31, 2001, the schedule of maturities of certificates of deposit is as follows:

             Maturity Period                                           Amount
             ---------------                                           ------
             (in Thousands)

             2002..................................................  $ 73,493
             2003..................................................    38,745
             2004..................................................    12,964
             2005..................................................    34,115
             2006..................................................       984
             Thereafter............................................       341
                                                                     --------
             Total.................................................  $160,642
                                                                     ========


NOTE I - BORROWINGS

         At December 31, 2001 the Bank has four outstanding credit facilities, with the FHLB of Pittsburgh, with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectively. These four credit facilities have interest rates of 5.63%, 6.31%, 4.84%, and 6.67%, and conversion dates of June 15, 2003, March 20,
2002, September 30, 2003, and April 7, 2005, respectively. The conversion rates on these credit facilities are based on the three-month LIBOR rate plus 14 basis points, 16 basis points, 14.5 basis points, and 13.5 basis points, respectively. The four advances have maturity dates of June 16, 2008, December 20, 2004, September 30, 2008, and April 7, 2010, respectively. The Corporation also had a prime based loan in the amount of $2.6 million with a maturity date of March 29, 2002, that was paid off on March 29, 2002. The Corporation obtained a loan in the amount of $3.0 million as part of the definitive agreement with Berkshire. The Corporation used the proceeds to pay-off the $2.6 million loan and also to pay-off the $350,000 loan from the Bank. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds.


         The following table sets forth certain information regarding the Bank's FHLB of Pittsburgh advances, at or for the period ended December 31:

                                                          2001           2000
                                                          ----           ----
       (in Thousands)

       Balance outstanding, December 31                 $30,000        $30,000
       Average balance outstanding during year           30,000         32,750
       Weighted average interest rate for the period       6.07%          5.96%
       Maximum outstanding balance at any month end      30,000         43,000


         The Bank had approximately $45.6 million in borrowing capacity under a collateralized line of credit with the FHLB of Pittsburgh, of which $30.0 million had been drawn at December 31, 2001.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE J - STOCKHOLDERS' EQUITY


         In connection with the formation of USABancShares.com, Inc. the former President & CEO, purchased 10,000 shares, par value $.01, of Class B Common Stock for $500. These shares mandatorily convert into ten percent of the then issued shares of Common Stock on January 1, 2001. As a result of the mandatory conversion provision, the Class B Common Stock is deemed converted for financial statement purposes.

         In 2001, the Corporation sold 500,000 shares of treasury stock at $1.50 per share. The transaction reduced the carrying value of the remaining treasury stock, and had no impact on the results of operations.

         During 2001, 130,000 warrants, issued to third parties during 1999 in exchange for professional services, were forfeited. The remaining expense associated with these warrants, $366,000, was expensed to other non-interest expense.


NOTE K - EMPLOYEE BENEFIT PLANS


         USABancShares.com, Inc. maintains a defined contribution 401(k) plan (the "Plan") covering eligible employees. Participants may contribute up to 15% of their salary to a maximum of $10,500. USABancShares.com, Inc. will match fifty percent of contributions up to six percent of eligible compensation per year. Contributions for the years ended December 31, 2001 and 2000 were $85,000 and $147,000, respectively.

         The Corporation maintained during 2000 an Employee Stock Purchase Plan ("ESPP"), to allow eligible employees to periodically acquire shares of USAB common stock through payroll deductions. For the year ended December 31, 2000 a total of 11,264 shares were purchased by employees from the Plan. Employees could purchase Corporation stock through the ESPP twice per year on April 1st, and October 1st. The ESPP allowed employees to purchase Corporation stock at a 15% discount from the lower closing price of the Corporation stock as of March 31st or September 30th. The 15% discount to the employees is accounted for as a salary and employee benefits expense. The amount of salary and employee benefits expense related to the ESPP for the year ended December 31, 2000 was $7,000. This plan was discontinued effective January 1, 2001.


NOTE L - INCOME TAXES


         The Corporation recorded an income tax benefit of $32,000 for the year ended December 31, 2001, and no income tax expense or benefit for the year ended December 31, 2000.

         The reconciliation of the tax computed at the statutory federal rate was as follows:


                                                        At December 31,
                                                    ----------------------
(in Thousands)                                       2001           2000
                                                     ----           ----
Tax benefit at statutory rate                       $(2,807)      $(3,297)
Decrease in taxes resulting from tax-exempt
     income                                             (49)          (46)
Nondeductible expenses, including goodwill and
     meals and entertainment                            128            33
Increase in valuation allowance                       2,695         3,140
Other, net                                                1           170
                                                    -------       -------

Income tax benefit                                  $   (32)      $     -
                                                    =======       =======

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE L - INCOME TAXES - Continued


         Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of USABancShares.com, Inc.'s assets and liabilities. Cumulative temporary differences are as follows at December 31,

(in Thousands)                                               2001       2000
                                                             ----       ----


Deferred tax assets
     Allowance for possible loan losses                    $  658      $  662
     Deferred compensation                                     16          18
     Unrealized losses on securities available-for-sale         -       3,124
     Reserves                                                 196           -
     Capital loss carryovers                                1,664           -
     Federal net operating losses                           3,493       3,035
     State net operating losses                                 -          66
     Accrued expenses                                         187         187
     Valuation allowance                                   (6,328)     (3,633)
     Other                                                    301          51
                                                           ------      ------
Net deferred tax asset                                     $    -      $3,510
                                                           ======      ======


         A valuation allowance has been recorded for deferred tax assets that USABancShares.com, Inc. believes will more likely than not expire before the benefit can be realized. The Corporation has Federal net operating losses that will expire in 2020 and state net operating losses that will begin to expire in 2008.


NOTE M - EARNINGS PER SHARE


         The following table illustrates the reconciliation of the basic and diluted EPS computations.


(in Thousands, except per share data)
                                                         Year ended December 31,
                                                         -----------------------
                                                            2001         2000
                                                         ---------    ----------

Basic EPS Computation:
     Numerator - Net loss                                $ (8,223)    $ (9,665)
     Denominator - Weighted average shares outstanding      5,348        5,677
                                                         --------     --------
Basic loss per share                                     $  (1.54)    $  (1.70)
                                                         ========     ========

Diluted EPS Computation:
     Numerator - Net loss                                $ (8,223)    $ (9,665)
     Denominator - Weighted average shares outstanding      5,348        5,677
     Effect of dilutive securities                              -            -
                                                         --------     --------
Diluted loss per share                                   $  (1.54)    $  (1.70)
                                                         ========     ========

         Options to purchase 176,554 shares of common stock at a range of $2.83 to $6.63 per share were outstanding at December 31, 2001. Warrants to purchases 186,044 shares of common stock at a range of $2.89 to $2.89 per share were outstanding at December 31, 2001. Options to purchases 798,702 shares of common stock at a range of $2.83 to $11.56 per share were outstanding at December 31, 2000. Warrants to purchases 316,044 shares of common stock at a range of $2.89 to $12.00 per share were outstanding at December 31, 2000. These options and warrants were not included in the computation of diluted earnings per share due to the net losses incurred by the Corporation for the years ended December 31, 2001 and 2000.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000



NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
         OF CREDIT RISK


         The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notational amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

         Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                     At December 31,
                                                                                     ---------------
                                                                                2001                2000
                                                                                ----                ----
        (in Thousands)
        Financial instruments whose contract amounts represent credit risk
        Commitments to extend credit                                            $2,309             $6,372
        Standby letters of credit and financial guarantees written                 426                504

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The loan committee or the full board of directors, if deemed necessary by the Bank upon extension of credit, bases the amount of collateral obtained, on management's credit evaluation and approval.

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

         The Bank's originated loan portfolio primarily consists of loans secured by real estate in the greater Delaware Valley region. The Bank's acquired loan portfolio consists of individual loans and loan pools throughout the domestic United States purchased at sales conducted by governmental agencies and large financial institutions. The Bank, as with any lending institution, is subject to the risk that real estate values in the primary lending area will deteriorate, thereby potentially impairing collateral values in the primary lending area. However, management believes that real estate values are presently stable in its primary lending area and that loan loss allowances have been provided in amounts commensurate with its current perception of the foregoing risks of the portfolio.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE O - COMMITMENTS AND CONTINGENCIES


1. Leases

         The Bank has entered into operating lease arrangements for branch facilities. The Bank is responsible for pro-rata operating expense escalations.

As of December 31, 2001, future approximate minimum rental payments are as follows:
               (in Thousands)
                        2002         $138,925
                        2003          142,992
                        2004          144,742
                        2005          144,742
                        2006          144,742
                  Thereafter          135,210

         The above amount represents minimum rentals not adjusted for possible future increases due to escalation provisions and assumes that the Bank will exercise all option periods. Rent expense for the years ended December 31, 2001 and 2000, amounted to $149,000 and $190,000, respectively.

2. Employee Agreements

         In 1999, USABancShares.com, Inc. entered ino an employment agreement with our executive officer that provides severance pay benefits if there is a change in control of USABancShares.com, Inc. Upon a change in control, the Corporation shall continue to pay the key executive's salary per the agreements and certain benefits for the agreed upon time periods. The maximum contingent liability under the agreements at December 31, 2001 was approximately $350,000.

         On February 23, 2001, the Corporation and the Bank entered into an agreement with Kenneth Tepper, the Corporation's and the Bank's Chief Executive Officer, pursuant to which Mr. Tepper resigned from his positions as Chief Executive Officer and member of the boards of directors of the Corporation and the Bank. The agreement has been filed as an exhibit to the December 31, 2000 Form 10-KSB, as amended. Mr. Tepper received a lump-sum payment in connection with his resignation and released the Corporation and the Bank from all future claims and liabilities. Craig J. Scher, the President of the Bank, was appointed by the board of directors of the Bank to the additional position of Chief Executive Officer, and serves on the Bank's board of directors.

3. Contingencies

         In November 1999, the Corporation entered into an agreement with eMachines, Inc. ("eMachines") a manufacturer of personal computers. Under the agreement, eMachines was to manufacture and distribute its computers with keyboards that included a USABancShares.com "hot button" - a single key on the keyboard that, when pressed, would directly link the user to the Corporation's web page. The Corporation was to be charged a fixed fee per computer shipped, which fee varied depending on the type of keyboard that was shipped (certain of the keyboards contained six hot buttons and others contained nineteen hot buttons). The Corporation paid eMachines a $100,000 initial fee and $1,000,000 for the expected sale of the initial 200,000 keyboards shipped by eMachines. As a result of disputes that arose between the parties, the Corporation did not pay for any additional keyboards that were shipped by eMachines.

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

         The Corporation believes that it has valid defenses and counterclaims against eMachines, including, without limitation, the following: (a) eMachines breached the agreement by shutting off the Corporation's hot button, including the hot button on the 200,000 computers for which the Corporation paid $1,000,000; (b) eMachines overcharged the Corporation by $2.50 for each 19-key keyboard shipped after March 14, 2000 (approximately $400,000); (c) eMachines has not properly credited the Corporation for computers that were returned to eMachines; and (d) eMachines failed to mitigate any alleged damages. While the Corporation believes that it has meritorious defenses to these claims, the Corporation has reserved for amounts under this litigation. During the third quarter of 2001 the parties agreed to a settlement and the suit was dismissed with prejudice.

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

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For USABancShares.com, Inc., as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is USABancShares.com, Inc.'s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities. Therefore, USABancShares.com, Inc. had to use significant estimations and present value calculations to prepare this disclosure.

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

         USABancShares.com, Inc., using the best available data and an estimation methodology suitable for each category of financial instruments has determined estimated fair values. The estimation methodologies used and recorded book balances at December 31, 2001 and 2000, are outlined below.

         For cash and cash equivalents, including cash and due from banks and interest bearing deposits with banks, the recorded book values approximate fair values. The estimated fair values of investment securities, including FHLB of Pittsburgh stock, are based on quoted market prices of comparable instruments if quoted market prices are not available.

         The net loan portfolio at December 31, 2001 and 2000 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

         The fair value of commitments to extend credit is estimated based on the amount of un-amortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

                                                                        As of December 31,
                                                                        ------------------
                                                          2001                                    2000
                                                          ----                                    ----
                                              Carrying             Estimated       Carrying              Estimated
(in Thousands)                                 amount              fair value       amount              fair value
                                              --------             ---------       --------              ---------
Investment securities                        $ 89,895              $  89,895      $121,638               $121,638
Loans receivable                              157,297                159,594       181,255                182,331
Deposits                                      216,082                220,598       281,932                280,831

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

NOTE Q - STOCK OPTION PLAN

         The Corporation follows SFAS No. 123, "Accounting for Stock-Based Compensation", which contains a fair value method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principal Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

         USABancShares.com, Inc. has a Stock Option Plan (the "Option Plan") for the benefit of officers, employees and Directors of USABancShares.com, Inc. The Option Plan was designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in USABancShares.com, Inc. as an incentive to contribute to the success of the Corporation, and reward employees for outstanding performance and the attainment of targeted goals. The Option Plan was also designed to retain qualified directors for USABancShares.com, Inc. and will provide for the grant of non-qualified stock options and incentive options intended to comply with the requirements of
Section 422 of the Internal Revenue Code of 1986, as amended.

         The Option Plan is administered and interpreted by a Committee of the Board of Directors, and unless terminated earlier, will be in effect for a period of ten years from the Effective Date. A total of 512,000 shares remained reserved for future issuance under the Option Plan. The options, which have a term of between four and ten years when issued, vest either immediately or over a period specified by USABancShares.com, Inc.'s compensation committee. The exercise price of each option is equal to or above the market value on the date of grant.

         USABancShares.com, Inc. has determined it will follow APB Opinion No.
25. Accordingly, no compensation costs have been recognized for the Option Plan. Had compensation costs for the Option Plan been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, USABancShares.com, Inc.'s results of operations and per share amounts would have been reduced to the pro forma amounts indicated below:

                                          For the year ended December 31,
                                          -------------------------------
(in Thousands, except per share data)       2001                  2000
                                            ----                  ----

Net loss
     As reported                          $(8,223)              $(9,665)
     Pro-forma                             (8,285)               (9,944)

Basic loss per share
     As reported                            (1.54)                (1.70)
     Pro-forma                              (1.54)                (1.75)

Diluted loss per share
     As reported                            (1.54)                (1.70)
     Pro-forma                              (1.54)                (1.75)

     These pro-forma amounts may not be representative of future disclosures because they do not take into effect the pro forma compensation expense related to grants before 1995.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE Q - STOCK OPTION PLAN - Continued


         A summary of the status of USABancShares.com, Inc. fixed stock option plans as of December 31, 2001, and changes for each of the years in the two-year period then ended was as follows:

                                                         2001                                     2000
                                                         ----                                     ----
                                                                 Weighted                            Weighted
                                                                  average                            average
                                               Number            exercise            Number          exercise
                                                 of              price per             of            price per
                                               shares              share             shares            share
                                               ------              -----             ------            -----
Outstanding at beginning of year               798,702            $3.50           1,021,400            $4.07
Options granted                                    -0-              -0-              17,500             3.14
Options exercised                                  -0-              -0-             (84,190)            5.05
Options forfeited                             (622,148)            2.83            (156,008)            6.05
                                              --------                             --------
Outstanding at end of year                     176,554            $4.22             798,702            $3.50

Weighted average fair value of
options granted during year                                       $  --                                $2.84
                                                                  =====                                =====

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, no dividend yield, expected volatility of 96%, risk-free interest rate of 5.85%, and an expected life of ten years for all options. No options were granted in 2001.

         During 2001, 622,148 options, granted to employees no longer employed by the Coporation, were forfeited.

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                          Options outstanding                      Options exercisable
                                                          -------------------                      -------------------
                                                               Weighted
                                               Number           average             Weighted        Number         Weighted
                                           outstanding at      remaining            average    exercisable at       average
        Range of exercise                   December 31,      contractual           exercise    December 31,       exercise
              prices                           2001           life (years)            price         2001            price
              ------                           ----           ------------            -----         ----            -----
         $2.83 to   $3.75                     108,104          3.92 years              $3.05         90,104         $2.95
         $6.00 to   $6.63                      68,450          7.16 years               6.08         20,535           6.08
                                              -------                                               -------
                                              176,554                                               110,639

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE R - REGULATORY CAPITAL REQUIREMENTS


         The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and Bank's financial statements.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2001 and 2000, the Corporation failed to meet all capital adequacy requirements to which it was subject. At December 31, 2001, the Bank did not meet one capital adequacy requirement to which it was subject. At December 31, 2000, the Bank met all capital adequacy requirements to which it was subject.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE R - REGULATORY CAPITAL REQUIREMENTS - Continued


         The Bank's and the Corporation's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the tables below.


                                                                                                                  To be well
                                                                                                               Capitalized under
                                                                                        For Capital             Prompt Corrective
(in Thousands)                                                                       Adequacy Purposes         Action Provisions
As of December 31, 2001:                      Amount                Ratio           Amount        Ratio        Amount      Ratio
                                        --------------------   --------------  ---------------  ---------   ------------  ---------
  Total Capital
    (to Risk Weighted Assets)                      $ 16,191             7.8%         $ 16,523       8.0%               (1)       (1)
  Tier I Capital
    (to Risk Weighted Assets)                        14,115              6.8            8,261        4.0               (1)       (1)
  Tier I Capital
    (to Average Assets)                              14,115              5.2           10,946        4.0               (1)       (1)
As of December 31, 2000:
  Total Capital
    (to Risk Weighted Assets)                      $ 22,340             8.3%         $ 21,427       8.0%        $26,783      10.0%
  Tier I Capital
    (to Risk Weighted Assets)                        20,250              7.6           10,713        4.0         16,070       6.0
  Tier I Capital
    (to Average Assets)                              20,250              6.0           13,573        4.0         16,966       5.0

(1) As a result of the regulatory agreements described in Note U, the Bank may not be deemed "well-capitalized" as of December 31, 2001.

                                                                                        For Capital
(in Thousands)                                                                       Adequacy Purposes
As of December 31, 2001:                      Amount               Ratio           Amount        Ratio
                                        --------------------   --------------  ---------------  ---------
  Total Capital
    (to Risk Weighted Assets)                       $ 4,327             2.1%         $ 16,538       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         2,164              1.0            8,269        4.0
  Tier I Capital
    (to Average Assets)                               2,164               .8           10,991        4.0
As of December 31, 2000:
  Total Capital
    (to Risk Weighted Assets)                      $ 19,990             7.5%         $ 21,442       8.0%
  Tier I Capital
    (to Risk Weighted Assets)                         9,995              3.7           10,721        4.0
  Tier I Capital
    (to Average Assets)                               9,995              3.0           13,493        4.0


         Certain Consequences of Failure to Comply with Regulatory Capital Requirements. A bank's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the insured savings bank to enforcement actions and other proceedings. Any bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed, the bank must certify among other things, that it will not, without the approval of its appropriate Regional Director, grow beyond net interest credited or make capital distributions. If a bank's capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, a bank's regulator through a capital directive or otherwise may, restrict the ability of a bank not in compliance with the capital requirements to pay dividends and compensation and may require such a bank to take one or more of certain corrective actions, including, without limitation; (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipts or deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels. The Bank submitted and received approval from the FDIC for its Capital Restoration Plan during the third quarter of 2001.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE R - REGULATORY CAPITAL REQUIREMENTS - Continued



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

         Institutions classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized institutions. Significantly undercapitalized institutions are subject to the mandatory provisions applicable to undercapitalized institutions. The regulation also makes mandatory, for significantly undercapitalized institutions, certain of the supervisory actions that are discretionary for institutions classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized institutions to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized institutions may be subjected to certain of the restrictions applicable to critically undercapitalized institutions.

         The regulation requires that an institution be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the regulators determine that other actions would better achieve the purpose of the prompt corrective action provisions. Any such determination must be renewed every 90 days. A depository institution also must be placed into receivership if the institution continues to be critically undercapitalized on average during the fourth quarter after the institution initially became critically undercapitalized, unless the institution's federal bank regulatory agency, with concurrence of the FDIC, makes certain positive determinations with respect to the institution.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE R - REGULATORY CAPITAL REQUIREMENTS - Continued


         Conservatorship/Receivership. In addition to the grounds discussed under "--Prompt Corrective Action" the FDIC may appoint a conservator or receiver for a bank if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution's assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation or law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business,
(iv) a willful violation of a final cease-and-desist order, (v) the concealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that it likely to cause insolvency or substantial dissipation of assets or earnings weaken the institution's condition, or otherwise seriously prejudice the interests of the institution's depositors or the federal deposit insurance fund, (ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

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

         State Banking statutes restrict the amount of dividends paid on capital stock. Accordingly, no dividends shall be paid by a bank on its capital stock unless, following the payment of such dividends, the capital stock of the bank will be unimpaired, and (i) the bank will have surplus of not less than 50% of its capital, or, if not (ii) the payment of such dividend will not reduce the surplus of the bank.

         Additionally, banking regulations limit the amount of investment, loans, extensions of credit and advances that a bank can make at any time to 10% and in the aggregate 20% of the bank's capital stock and surplus. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amounts thereof. At December 31, 2001, vBank had an outstanding loan to USABancShares.com, Inc. in aggregate, of $350,000, or 2.1% of the Bank's capital stock and surplus.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE S - SEGMENT REPORTING

         SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about USABancShares.com, Inc. and its subsidiaries operating segments. Management has determined USABancShares.com, Inc. operates in two business segments, namely, Internet banking and community banking.

         The following chart highlights the segments USABancShares.com, Inc. operates under:


                                                                              December 31, 2001
                                              ---------------------------------------------------------------------------
                                                                                                        Consolidated
(in Thousands)                                    USABancShares.com               Others                   Totals
                                              --------------------------   ---------------------    ---------------------
Interest income                                                       -                  25,940                   25,940

Interest expense                                                  3,449                  13,548                   16,997

                                              --------------------------   ---------------------    ---------------------
Net interest revenue                                             (3,449)                 12,392                    8,943

Provision for loan losses                                             -                      60                       60

Net occupancy expense                                               463                     871                    1,334

Online Partnerships                                                   -                       -                        -

Write-down Internet headquarters                                    257                       -                      257

Advertising                                                          29                      18                       47

Check Printing Fees                                                  18                       -                       18

Net loss                                                         (4,897)                 (3,326)                  (8,223)

Total deposits                                                   63,253                 152,829                  216,082

Total assets                                                      2,989                 258,805                  261,794


                                                                              December 31, 2000
                                              ---------------------------------------------------------------------------
                                                                                                        Consolidated
(in Thousands)                                    USABancShares.com               Others                   Totals
                                              --------------------------   ---------------------    ---------------------

Interest income                                                       -                  30,465                   30,465

Interest expense                                                  3,241                  16,803                   20,044

                                              --------------------------   ---------------------    ---------------------
Net interest revenue                                             (3,241)                 13,662                   10,421

Provision for loan losses                                             -                       -                        -

Net occupancy expense                                               268                     784                    1,052

Online Partnerships                                               5,654                       -                    5,654

Advertising                                                       1,244                     222                    1,466

Check Printing Fees                                                 252                      72                      324

Net (loss) income                                               (12,872)                  3,207                   (9,665)

Total deposits                                                   79,032                 202,900                  281,932

Total assets                                                      2,132                 330,826                  332,958

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE S - SEGMENT REPORTING - Continued

         USABancShares.com is the Bank's on-line banking segment. USABancShares.com is a fully operational website to serve online banking customers. USABancShares.com launched in August 1999. 1999 and 2000 were years that USABancShares.com invested in infrastructure (computer systems and customer service technology, as well as human resources), and marketing/branding campaigns to brand it and develop strategic alliances. USABancShares.com offers a variety of banking products: deposit products (checking, savings and certificates of deposit accounts) and credit cards through third party vendors.

         The "Others" columns include the Bank's traditional operations, described below, and USA Capital Trust I. The Bank's traditional operations contain the traditional brick and mortar operations, including four retail branch locations, a commercial banking operations and servicing department. The Corporation's assets are primarily comprised of its investments in its subsidiaries. The other operating subsidiaries contain complimentary services to the Bank, but are immaterial to the overall financial operations of the Corporation.

         USABancShares.com, Inc. uses accrual accounting methods, with such segment being either accounted for as a separate department on the Bank's general ledger. No allocations have been applied to the segments. Direct expenses have been accounted for by the segment.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE T - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         Condensed financial information for USABancShares.com, Inc., (parent company only) follows:


                             USABANCSHARES.COM, INC.
                                   Parent Only
                                 Balance Sheets


                                                       December 31,        December 31,
(in Thousands)                                             2001               2000
                                                         -------             -------
ASSETS

Cash and due from banks                                  $    71             $    20
Restricted cash                                              845                  --
Securities available-for sale                               --                   768
Restricted securities                                       --                 1,772
Investment in subsidiaries                                13,001              15,530
Other assets                                                 900                 937
                                                         -------             -------

  Total assets                                           $14,817             $19,027
                                                         =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Other borrowed money                                   $12,950             $13,050
  Other liabilities                                          819                 820
                                                         -------             -------

Total liabilities                                         13,769              13,870

Stockholders' equity                                       1,048               5,157
                                                         -------             -------

  Total liabilities and stockholders' equity             $14,817             $19,027
                                                         =======             =======


                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


   NOTE T - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued




                             USABANCSHARES.COM, INC.
                                   Parent Only
                            Statements of Operations


                                                       Year ended December 31,
                                                     2001                 2000
                                                   -------              -------
(in Thousands)

INCOME
  Interest income                                  $    68              $   144
  Other income                                        (483)                (398)
                                                   -------              -------

     Total income                                     (415)                (254)

EXPENSES
  Compensation                                        --                    162
  Interest                                           1,183                1,218
  Other                                                453                1,144
                                                   -------              -------

     Total expenses                                  1,636                2,524

Loss before undistributed earnings
     of subsidiaries                                (2,051)              (2,778)

Provision for income taxes                            --                     16
                                                   -------              -------

Loss before undistributed earnings
     of subsidiaries                                (2,051)              (2,794)

Undistributed (losses) of subsidiaries              (6,172)              (6,871)
                                                   -------              -------

     Net loss                                      $(8,223)             $(9,665)
                                                   =======              =======


                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE T - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued



                            USABANCSHARES.COM, INC.
                                  Parent Only
                            Statement of Cash Flows

                                                                      Year ended December 31,
                                                                     2001                 2000
                                                                   -------              -------
(in Thousands)

Cash flows from operating activities
Net loss                                                           $(8,223)             $(9,665)
Adjustments to reconcile net loss to net cash
  (used in) operating activities
  Undistributed loss from subsidiaries                               6,172                6,871
  Loss on sale of investments                                          483                  227
  Net change in assets and liabilities                                  24                 (288)
                                                                   -------              -------

  Net cash used in operating activities                             (1,544)              (2,855)

Cash flows from investing activities
  Capital distribution to subsidiaries                                --                 (1,100)
  Principal repayments securities available for sale                   307                  130
  Sales of investment securities available for sale                  2,233                1,267
                                                                   -------              -------

  Net cash used in investing activities                              2,540                  297
                                                                   -------              -------

Cash flows from financing activities
  Net (decrease) increase in borrowings                               (100)               2,200
  Exercise of stock options                                           --                    371
                                                                   -------              -------

Net cash provided by financing activities                             (100)               2,571
                                                                   -------              -------

Net decrease in cash                                                   896                   13

Cash at beginning of year                                               20                    7
                                                                   -------              -------

Cash at end of year                                                $   916              $    20
                                                                   =======              =======

Supplemental disclosure of cash flow information

  Cash paid during the year for interest                           $ 1,148              $ 1,205
                                                                   =======              =======

  Cash paid during the year for income taxes                       $  --                $  --
                                                                   =======              =======

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE U - REGULATORY AGREEMENTS


         In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, the Corporation entered into a Written Agreement with the Board of Governors of the Federal Reserve System. Pursuant to the terms of the Written Agreement, the Corporation agreed that it would not, among other actions, make or pay dividends, make or pay distributions on debt instruments, redeem debt or equity instruments, or incur indebtedness or engage in capital raising efforts, without the prior written approval of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The Corporation also agreed to submit for the approval of the Reserve Bank, within various designated time periods, a written statement of operating expenses, a plan to maintain sufficient capital at the Bank and for the consolidated organization, a report on capital raising efforts, a written policy and procedure for inter-corporate fees or payments assessed by Bank, the Corporation, or any of the non bank subsidiaries, a strategy for the Corporation for the remainder of year 2001 and, on a forward going basis, the directors of the Corporation and the Bank must submit certified progress reports to the Reserve Bank. The Corporation also agreed to rectify any noncompliance with banking regulations.

         The Corporation also entered into an Order to Cease and Desist with the Federal Deposit Insurance Corporation dated July 10, 2001 (the "FDIC Order") and a Cease and Desist Order with the State of Pennsylvania Department of Banking Bureau of Supervision dated July 10, 2001 (the "Pennsylvania Order").

         Pursuant to the terms of the FDIC Order, the Corporation, the Bank, and all of the affiliated entities agreed to cease and desist from certain unsafe or unsound banking practices and violations. These violations involved operating with inadequate capital, poor quality investments and having inadequate internal control and management operations. The Pennsylvania Order covers substantially the same matters as the FDIC Order.

         Management has begun to address all matters outlined in the regulatory agreements and expects to work diligently to comply with their terms and conditions within the required timelines. Failure to comply could result in additional regulatory supervision and/or actions.

         All reports, plans, and proposals that have been required under the Written Agreement and the Cease and Desist Order to be submitted have been submitted on a timely basis. The Corporation received a notice from the Federal Reserve Bank that two submissions required under the Written Agreement have not been accepted. The first submission regarded our written plan to service our debt at the Holding Company without incurring any additional debt, and the second submission regarded our plan to maintain sufficient capital at the Bank and the consolidated organization. The Corporation is in the process of preparing new plans to be submitted to the Federal Reserve Bank. A Committee has been established and has held several meetings to review all reports and plans. The Corporation is taking the necessary steps to comply with capital levels by reducing asset levels, reducing costs to achieve profitability, and hiring an investment banker to review, among many alternatives, raising capital.

         On March 11, 2002 the Corporation announced the signing of a definitive merger agreement pursuant to which Berkshire Financial Holdings, Inc. ("Berkshire") will acquire the Corporation and its wholly owned savings bank subsidiary, vBank, a Savings Bank. Under the terms of the merger agreement, which was approved unanimously by both Boards of Directors, holders of USAB common stock will receive $0.60 per share in cash. The purchase is expected to close during the third quarter of 2002, pending the receipt of all requisite regulatory approvals, the approval of USAB's shareholders, financing to be obtained by Berkshire and other conditions set forth in the merger agreement. Upon completion of the transaction, Berkshire will continue to operate the Bank as a wholly owned subsidiary. In connection with the execution of the merger agreement, USAB has granted Berkshire an option to acquire up to 19.9% of USAB's outstanding common stock upon the occurrence of certain events. In addition, the directors and officers of USAB have entered into agreements to vote their shares in favor of the proposed transaction. Berkshire is a newly formed company.

         Management believes it has complied with a majority of the regulatory requirements issued under Written Agreement by the Federal Reserve Bank, and the Cease and Desist issued by the FDIC and the Commonwealth of Pennsylvania. All reporting under regulatory requirements has been submitted with no adverse responses received to the submissions except as previously noted in Item 3 "Legal Proceedings".