Form 10KSB/A
period 2001-12-31
USABANCSHARES COM INC
filed 2002-04-30
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
  [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                   For the Fiscal Year Ended December 31, 2001
                                       OR
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the transition period from ______ to _______

                        Commission file number: 000-27244

                             USABANCSHARES.COM, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer In Its Charter)



Pennsylvania                                                          23-2806495
--------------------------------------------------------------------------------
(State Or Other Jurisdiction                (IRS Employer Identification Number)
of Incorporation or Organization)


1535 Locust Street, Philadelphia, PA                               19102
----------------------------------------                   ---------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's telephone number, including area code: (215) 569-4200
                                                --------------

           Securities registered under Section 12(b) of the Act: None.
              Securities registered under Section 12(g) of the Act:
                     Common Stock, $1.00 par value per share

--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X NO
--------

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of March 29, 2002 was $2.9 million based on the average of the closing bid and asked prices of the Registrant's Common Stock as reported by the NASDAQ Over the Counter Bulletin Board.

Transitional Small Business Disclosure Format (Check one): Yes ____ No X

As of April 26, 2002, the issuer had outstanding 5,554,545 shares of common stock, net of 169,889 shares held in treasury.

Documents incorporated by reference: None.

                             USABANCSHARES.COM, INC.
                                  FORM 10-KSB/A


PART III                                                                  Page

Item 9 Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act..................  3

Item 10 Executive Compensation............................................  5

Item 11 Security Ownership of Certain Beneficial Owners and Management....  6

Item 12 Certain Relationships and Related Transactions..................... 7


USABancShares.com, Inc. (the "Corporation") hereby amends Items 9 through 12 of
Part III of its Annual Report on Form 10-KSB for the year ended December 31, 2001 as set forth herein.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Certain information concerning the present directors and executive officers of the Corporation is set forth below. The term of office for each director is one year or until the date at the Corporation's next meeting of shareholders at which elections are held for each seat on the Board of Directors.


                           Director             Position with
Name                   Age  Since      USABancShares.com or Affiliates
----                   --- --------    --------------------------------
George M. Laughlin     80   1995       Chairman/Director/Director of
                                       the Bank (1)

Clarence L. Rader      70   1995       Director/Chairman of the Bank (1)

Wayne O. Leevy         57   1996       Director/Director of the Bank (1)

George A. Beach        65   2000       Director/Director of the Bank (1)

Craig J. Scher         38   N/A        Chief Executive Officer of the
                                       Bank (1)/President of the Bank (1)
                                       /Director of the Bank (1)

Daniel J. Machon, Jr.  38   2002       Director/Chief Financial Officer
                                       /Chief Financial Officer of the
                                       Bank (1)

(1) vBank, a Savings Bank, a wholly owned subsidiary of the Corporation.

Following is a brief summary of each director and executive officer's occupation over at least the last five years:

George M. ("Dewey") Laughlin is a real estate investor and insurance broker and the founder/owner of Best Auto Tags and Abat's Auto Tags, one of the first companies to originate 24-hour licensed messenger tag service in Pennsylvania. Mr. Laughlin owns and manages a total of 24 branch locations throughout the Commonwealth of Pennsylvania.

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

George A. Beach has been the Chairman, President and Chief Executive Officer of Beach Advertising since 1958.

Mr. Scher currently serves as President and Chief Executive Officer of vBank, a Savings Bank and has held such positions since February 2001. Mr. Scher assumed the positions following the resignation of the Bank's previous Chief Executive Officer. Mr. Scher has been with vBank since 1998 having initially served as the Director of Lending/Senior Vice President. Prior to joining vBank, Mr. Scher served from 1989 to 1998 in a number of positions, including Senior Vice President at Equity Bank, a subsidiary of Susquehanna Bancshares, and from 1985 to 1989 with Midlantic Bank, formerly Continental Bank.

Daniel J. Machon, Jr. was appointed to the Board of Director's of USABancShares.com, Inc. in March 2002. Since August 2000, Mr. Machon has held the position of Chief Financial Officer of the Corporation and the Bank. From March 1998, Mr. Machon served as Controller of the Corporation and the Bank. Before joining the Bank and since 1997, Mr. Machon was employed by St. Edmonds Bank and was responsible for branch accounting. From 1985 to 1997, Mr. Machon was employed by Keystone Savings & Loan in several capacities, including Principal Accounting Officer, Treasurer and Secretary.

No family relationship exists among the persons listed above.


                     Compensation of the Board of Directors

For the year of 2001, members of the Board of Directors were compensated for their services as follows: $100 per meeting of any committee, $833 per board meeting from January through March and $500 per board meeting from April through December. During 2001, fees paid to members of the Board of Directors totaled $43,800 and no director received more than $9,800 in these fees.

Mr. Laughlin was compensated for his services as Chairman of the Board of Directors at an annual rate of $50,000 from January 2001 through March 2001, and at an annual rate of $30,000 from April 2001 through September 2001. Mr. Laughlin has not received any compensation since September 2001. Mr. Rader, the Chairman of the Board of Directors of the Bank, is paid a retirement benefit of $60,000 per year. Mr. Rader was compensated for his services as Chairman of the Bank at an annual rate of $80,000 from January 2001 through September 2001.

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

Based on the Corporation's review of the copies of these reports received by it, and representations received from Reporting Persons, the Corporation believes that, all filings required to be made by the Reporting Persons for the period January 1, 2001 through December 31, 2001 were made on a timely basis.

Item 10. Executive Compensation

The following table sets forth compensation paid to executive officers of the Corporation for services performed in all capacities for the Corporation and its subsidiaries with respect to executive officers that earned over $100,000 in 2001.

                                                         Long Term Compensation-
Name and Principal    Fiscal   Annual   Other              No. of Securities
Position               Year    Salary Compensation         Underlying Options
------------------    ------   ------ ------------       -----------------------
Craig J. Scher,         2001    $160,004 $ 10,000
President and Chief     2000    $166,017 $100,000
Executive Officer       1999    $132,620 $ 25,000                60,000
of the Bank

Kenneth L. Tepper,      2001    $ 40,833 $582,297(2)(4)(5)
President and Chief     2000    $203,672 $268,700(3)(4)
Executive Officer (1)   1999    $245,000 $277,000(3)(4)

Clarence L. Rader,      2001    $60,000  $ 78,072 (6)
Chairman of the Bank    2000    $53,333  $ 75,185 (6)
                        1999             $ 72,085 (6)

(1) Mr. Tepper served as the Corporation's President and Chief Executive Officer from 1995 until February 23, 2001.

(2) Represents Mr. Tepper's severance payment of $250,000 that was paid on February 23, 2001.

(3) Mr. Tepper received a payment of $150,000 in connection with his agreement to cap the anti-dilutive feature of his Class B Common Stock. See "Certain Relationships and Related Transactions."

(4) In addition to his base salary, Mr. Tepper received $12,000 in additional compensation, which was used to purchase a deferred compensation life insurance policy.

(5) Represents the fair market value of Mr. Tepper's Class B Common Stock that converted into 216,460 shares of the Corporation's common stock in 2001.

(6) Represents Mr. Rader's annual $60,000 retirement benefit and his annual $8,484 deferred compensation.

Stock Options

No options to purchase common stock of the Corporation were granted to or exercised by the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2001. Based upon the closing market price of a share of the Corporation's common stock on December 31, 2001 of $.34, no options held by such executive officers were "in the money" as of the end of the fiscal year. As of December 31, 2001, Craig J. Scher held options to purchase 80,000 shares of the Corporation's Common Stock, 38,000 of which were exercisable. As of December 31, 2001, Clarence L. Rader held options to purchase 17,690 shares of the Corporation's Common Stock, all of which were exercisable.

Employment Agreements

On October 29, 1999, the Corporation extended Mr. Scher's three-year employment agreement, pursuant to which Mr. Scher serves as President of the Bank, through October 29, 2002 at an annual base salary of $175,000. Pursuant to the agreement, Mr. Scher is eligible for annual cash bonuses based upon achievement of certain performance benchmarks established by the Compensation Committee. These benchmarks are tied to market capitalization, earnings and network user growth. Pursuant to the agreement, Mr. Scher was granted 60,000 additional options to vest over five years. If Mr. Scher's employment is terminated by the Corporation without "cause," Mr. Scher will receive, until the end of the employment agreement or obtaining employment elsewhere, his current salary, medical benefits, use of an automobile and any earned bonuses. In the event of a "change in control" (as defined in the Corporation's Stock Option Plan), Mr. Scher shall receive his current salary, medical benefits and the use of an automobile for 24 months, if he is not offered continued employment with the same job title, responsibilities and compensation following the change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the beneficial ownership of the Corporation's shares of common stock as of April 26, 2002, by each director and officer, all directors and officers as a group, and each person known to the Corporation to beneficially own 5% or more of the Corporation's outstanding common stock. The information in the table concerning persons known by the Corporation to own beneficially 5% or more of the Corporation's common stock is derived, without independent investigation on the part of the Corporation, from the most recent filings made by such persons with the Commission on Schedule 13D and Schedule 13G pursuant to Rule 13d-3 of the Exchange Act. Except as otherwise noted, the address for each such person is 1535 Locust Street, Philadelphia, Pennsylvania 19102.


                            Shares of Class A           Percentage of Shares of
Name of                       Common Stock                Class A Common Stock
Beneficial Owner          Beneficially Owned (1)         Beneficially Owned (1)
----------------          ----------------------         -----------------------
George M. Laughlin             177,786 (2)                        3.2%
Craig J. Scher                 130,346 (3)                        2.3
Clarence L. Rader               35,378 (4)                         *
Wayne O. Leevy                  14,890 (5)                         *
George A. Beach                      0                             *
Daniel J. Machon, Jr.            7,317 (6)                         *
Directors and Executive
Officers (6 persons)           365,717                            6.6
Frederick J. Jaindl
& Mark W. Jaindl               554,398                            9.9
Harron Finance Group, LLC      500,000                            9.0
Barry Winokur                  373,800                            6.7
Richard Basciano
& Jean Basciano                323,844                            5.8

* Less than one percent (1%)

(1) Based upon 5,554,545 shares of common stock outstanding as of April 26, 2002. Calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. Also includes shares owned by (i) a spouse, minor children or by relatives sharing the same home, (ii) entities owned or controlled by the named person, and (iii) other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.
(2) Includes options to purchase 44,224 shares of common stock, 25,378 shares held by Mr. Laughlin's wife and 1,764 shares held by his daughter.
(3) Includes options to purchase 38,000 shares of common stock.
(4) Includes options to purchase 17,690 shares of common stock.
(5) Includes options to purchase 8,690 shares of common stock.
(6) Includes options to purchase 2,600 shares of common stock.


Item 12. Certain Relationships and Related Transactions

The Bank has engaged in, and expects in the future to engage in, banking transactions in the ordinary course of business with its directors, executive officers and principal shareholders (or their affiliate organizations) on substantially the same terms as those prevailing for comparable transactions with unaffiliated third parties. The Bank made all loans to such persons (i) in the ordinary course of business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) without involving more than the normal risk of collect-ability or other unfavorable features. As of December 31, 2001, Mr. Beach, a director of the Corporation, had outstanding loan commitments totaling $377,000, of which $327,000 is currently secured by commercial real estate and $50,000 of which is an unsecured credit line. Mr. Laughlin had outstanding loan commitments totaling $394,000, of which $344,000 is secured by commercial real estate and $50,000 is an unsecured line of credit. Mr. Leevy, a director of the Corporation, had outstanding loan commitments totaling $50,000, of which all is an unsecured credit line. The aggregate amount of loans outstanding to executive officers and directors of the Corporation as of December 31, 2001 equaled 78.3% of stockholder's equity.

Mr. Tepper, the Corporation's former President and Chief Executive Officer, was the sole holder of the Corporation's Class B common stock. Pursuant to the terms of Corporation's articles of incorporation, all of the authorized shares of Class B common stock automatically convert into 10% of the then issued shares of common stock, as of January 1, 2001. In connection with a private placement of the Corporation Common Stock in February 1998, the Corporation and Mr. Tepper entered into an agreement pursuant to which the Corporation paid Mr. Tepper $150,000 per year for each of the three years beginning in 1998 in exchange for Mr. Tepper agreeing to cap the non-dilutive feature of the Class B common stock to 10% of the common stock outstanding prior to the February 1998 private placement of common stock, or 216,460 shares, and waive any future exercise of the non-dilutive feature of the Class B common stock. Mr. Tepper's Class B common stock was converted into 216,460 shares of the Corporation's common stock during 2001.

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

April 30, 2002                 /s/ George M. Laughlin
                               -----------------------------------
                               George M. Laughlin
                               Chairman of the Board

April 30, 2002                 /s/ Clarence L. Rader
                               -----------------------------------
                               Clarence L. Rader
                               Director

April 30, 2002                 /s/ Wayne O. Leevy
                               -----------------------------------
                               Wayne O. Leevy
                               Director

April 30, 2002                 /s/ George A. Beach
                               -----------------------------------
                               George A. Beach
                               Director

April 30, 2002                 /s/ Daniel J. Machon, Jr.
                               -----------------------------------
                               Daniel J. Machon, Jr.
                               Director