Form 10QSB
period 2002-03-31
USABANCSHARES COM INC
filed 2002-05-15
CIK 945532

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                   Form 10-QSB

                                   (Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2002
                                       OR
 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ______to________
                        Commission file number 000-27244

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

Common Stock, $1.00 par value, outstanding on May 14, 2002: 5,554,545 shares

                           TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION
                                                                Page #

         Item 1.  Financial Statements

         Consolidated Balance Sheets                               3

         Consolidated Statements of Operations                     4

         Consolidated Statement of Changes in
         Stockholders' Equity and Comprehensive Loss               5

         Consolidated Statements of Cash Flows                     6

         Notes to the Consolidated Financial Statements            7

         Item 2.  Management's Discussion and Analysis             13


PART II  OTHER INFORMATION

         Item 1.     Legal Proceedings                             24

         Item 2.     Change in Securities                          25

         Item 3.     Defaults Upon Senior Securities               25

         Item 4.     Submission of Matters to a Vote of Security
                     Holders                                       25

         Item 5.     Other Information                             26

         Item 6.     Exhibits and Reports on Form 8-K              26

SIGNATURES                                                         28

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                 (unaudited)
                                                                  March 31,            December 31,
                                                                    2002                   2001
                                                                 ---------              ---------
ASSETS
Cash and due from banks                                          $   4,672              $   3,213
Interest-bearing deposits with banks                                 3,429                  2,383
Securities available-for-sale                                       81,588                 89,895
Federal Home Loan Bank of Pittsburgh (FHLB) stock                    1,500                  1,500
Loans receivable, net                                              141,814                155,221
Premises and equipment, net                                          2,451                  2,505
Accrued interest receivable                                          1,964                  2,156
Real estate held for investment                                      2,064                  2,099
Other assets                                                         2,627                  2,822
                                                                 ---------              ---------
   Total assets                                                  $ 242,109              $ 261,794
                                                                 =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                        $   5,513              $   3,380
   NOW                                                              29,073                 32,738
   Money Market                                                        230                    412
   Savings and Passbook                                             19,543                 18,910
   Time                                                            142,625                160,642
                                                                 ---------              ---------
   Total deposits                                                  196,984                216,082
Borrowed funds:
   Short term borrowings                                             2,976                  2,600
   Long term borrowings                                             30,000                 30,000
   Guaranteed preferred beneficial interests in subordinated debt   10,000                 10,000
Accrued interest payable                                               891                  1,604
Accrued expenses and other liabilities                                 564                    460
                                                                 ---------              ---------
   Total liabilities                                               241,415                260,746

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
   no shares issued and outstanding                                     --                     --
Common stock, $1.00 par value; 25,000,000 authorized shares;
   5,724,434 shares issued and outstanding at March 31, 2002
   5,724,434 shares issued and outstanding at December 31, 2001      5,724                  5,724
Treasury stock, at cost, 169,889 shares at March 31, 2002;
   169,889 shares at December 31, 2001                                (336)                  (336)
Additional paid-in capital                                          16,083                 16,083
Accumulated deficit                                                (19,463)               (19,266)
Accumulated other comprehensive loss                                (1,314)                (1,157)
                                                                 ---------              ---------
   Total stockholders' equity                                          694                  1,048
                                                                 ---------              ---------
     Total liabilities and stockholders' equity                  $ 242,109              $ 261,794
                                                                 =========              =========

The accompanying notes are an integral part of these consolidated statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in Thousands, except per share data)
                                  (unaudited)

                                                          Three months ended March 31,
                                                         -----------------------------
                                                           2002                 2001
                                                         -------              -------
Interest income:
   Loans                                                 $ 3,446              $ 4,491
   Investment securities                                   1,385                2,495
   Interest-bearing deposits and other                        37                  118
                                                         -------              -------
     Total interest income                                 4,868                7,104


Interest expense:
   Deposits                                                2,460                4,013
   Borrowed funds                                            709                  752
                                                         -------              -------
     Total interest expense                                3,169                4,765
                                                         -------              -------
Net interest income                                        1,699                2,339
Provision for loan losses                                     --                   34
                                                         -------              -------
Net interest income after provision for loan               1,699                2,305
losses

Non-interest income:
   Service fee income                                        206                  262
   Gains on sales of investment securities                    85                   53
   Other                                                      31                   14
                                                         -------              -------
     Total non-interest income                               322                  329

Non-interest expense:
   Salaries and employee benefits                            709                  882
   Net occupancy expense                                     312                  304
   Professional fees                                         285                  176
   Office expenses                                            32                   98
   Data processing fees                                      301                  407
   Advertising expense                                         3                    8
   Insurance expense                                          46                   40
   Travel expense                                              9                   26
   Internet expense                                          120                  146
   Other operating expenses                                  401                1,290
                                                         -------              -------
     Total non-interest expense                            2,218                3,377
                                                         -------              -------

Loss before income tax benefit                              (197)                (743)
Income tax expense (benefit)                                  --                   --
                                                         -------              -------
Net loss                                                 $  (197)             $  (743)
                                                         =======              =======

Loss per share - basic                                   $ (0.04)             $ (0.15)
                                                         =======              =======
Loss per share - diluted                                 $ (0.04)             $ (0.15)
                                                         =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes In Stockholders' Equity
                             and Comprehensive Loss
                                 (in Thousands)
                                  (unaudited)




                                                                              Accumulated
                                                     Additional                   other          Total
                               Common     Treasury    paid-in   Accumulated  comprehensivse  stockholders'    Comprehensive
                                Stock       Stock     capital     deficit         loss          equity             loss
                                -----       -----     -------     -------         ----          ------             ----
Balance, December 31, 2001     $ 5,724   $   (336)  $   16,083  $  (19,266) $   (1,157)        $   1,048


Net loss                            --         --           --        (197)         --              (197)       $   (197)

Other comprehensive
loss,
   net of
   reclassification
   adjustments and taxes            --         --           --          --        (157)             (157)           (157)
                                                                                                                --------
Total comprehensive
   loss                                                                                                         $   (354)
                                                                                                                ========

                               -------   --------   ----------  ----------  ----------         ---------
Balance, March 31, 2002        $ 5,724   $   (336)  $   16,083  $  (19,463) $   (1,314)        $     694
                               =======   ========   ==========  ==========  ==========         =========

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)
                                  (unaudited)

                                                                             Three months ended March 31,
                                                                            --------               -------
                                                                              2002                   2001
                                                                            --------               -------
Cash flows from operating activities:
   Net loss                                                                $   (197)             $   (743)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for possible loan losses                                            --                    34
   Depreciation and amortization                                                186                   171
   Amortization of goodwill                                                      --                     1
   Net accretion of discounts on purchased loan portfolios                     (246)                 (217)
   Net accretion/amortization of securities discount/premiums                    67                   (28)
   Net accretion of zero coupon bonds                                          (112)                 (155)
   Net amortization of warrants                                                  --                    61
   Net gains on sales of investment securities                                  (85)                  (53)
   Net (decrease) increase in deferred fees                                     (14)                   44
   Decrease in accrued interest receivable                                      192                   272
   Increase in deferred income taxes                                             --                    11
   Decrease (increase) in other assets                                          195                    23
   Decrease in accrued interest payable                                        (713)               (1,173)
   Decrease (increase) in accrued expenses and other liabilities                104                   382
                                                                           --------              --------
     Net cash used in operating activities                                     (623)               (1,370)
                                                                           --------              --------
Cash flows from investing activities:
   Investment securities available-for-sale:
        Purchases                                                           (19,900)              (38,172)
        Sales                                                                24,798                 6,743
        Maturities and principal repayments                                   3,382                38,955
   (Increase) decrease in interest bearing deposits with banks               (1,046)                1,197
   Principal payments on loans                                               13,667                 8,627
   Originations of loans                                                         --                (8,576)
   Decrease (increase) in real estate held for investment                        35                  (155)
   Purchases of premises and equipment                                         (132)                  (49)
                                                                           --------              --------
     Net cash provided by investing activities                               20,804                 8,570
                                                                           --------              --------

Cash flows from financing activities:
   Net decrease in deposits                                                 (19,098)               (8,070)
   Increase in short-term borrowings                                            376                    --
   Sales of treasury stock                                                       --                  (729)
                                                                           --------              --------
     Net cash used in financing activities                                  (18,722)               (8,799)
                                                                           --------              --------

   Net increase (decrease) in cash and cash equivalents                       1,459                (1,599)

   Cash and cash equivalents, beginning of period                             3,213                 1,857
                                                                           --------              --------
   Cash and cash equivalents, end of period                                $  4,672              $    258
                                                                           ========              ========

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002
1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (the "Corporation"), vBank, A Savings Bank (the "Bank") a Pennsylvania chartered stock savings bank, and USA Capital Trust I, a Delaware business trust. All significant inter-company accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The unaudited consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be anticipated for the full year.

2. Definitive Merger Agreement

On March 11, 2002 the Corporation announced the signing of a definitive merger agreement pursuant to which Berkshire Financial Holdings, Inc. ("Berkshire") will acquire the Corporation and its wholly owned savings bank subsidiary, vBank, a Savings Bank. Under the terms of the merger agreement, which was approved unanimously by both Boards of Directors, holders of USABancShares.com, Inc. ("USAB") common stock will receive $0.60 per share in cash. The purchase is expected to close during the third quarter of 2002, pending the receipt of all requisite regulatory approvals, the approval of USAB's shareholders, financing to be obtained by Berkshire and other conditions set forth in the merger agreement. Upon completion of the transaction, Berkshire will continue to operate the Bank as a wholly owned subsidiary. In connection with the execution of the merger agreement, USAB has granted Berkshire an option to acquire up to 19.9% of USAB's outstanding common stock upon the occurrence of certain events. In addition, the directors and officers of USAB have entered into agreements to vote their shares in favor of the proposed transaction. Berkshire is a newly formed company organized by Brian M. Hartline, who has most recently served as President and Chief Executive Officer of Main Street Bancorp, Inc. Sovereign Bancorp, Inc. acquired Main Street Bancorp, Inc. in a transaction that closed on March 8, 2002.

3. Agreements with Regulators

In March 2001, as a result of a regulatory examination completed by the Federal Reserve Bank, the Corporation entered into a written agreement with the Board of Governors of the Federal Reserve System with regard to declaration or payment of cash or stock dividends, incurring of new debt, purchase or redemption of our securities, management's capital raising efforts and any actions taken to control asset growth of the consolidated organization and restore it to profitability. Failure to comply with the agreement could result in additional regulatory supervision or actions.

In July 2001, the Bank entered into a Stipulation and Consent to entry of Order to Cease and Desist with each of the Federal Deposit Insurance Corporation ("FDIC") and the Department of Banking of the Commonwealth of Pennsylvania (the "Orders"). The Orders set forth requirements with respect to the Bank's assets, capital position, and policies and procedures. Each of the Orders further require the Bank to conduct its business in accordance with its terms and conditions and requires that periodic reports be made to the Bank's banking regulators. Pursuant to the Orders, the Bank is also required to adopt and implement formal internal review procedures which identify, measure, monitor and control risks associated with all electronic banking activities and to take all steps necessary to correct deficiencies related to certain identified loans, credit data and collateral. The Bank is prohibited from declaring or paying dividends without the prior approval of the Regional Director of the FDIC. The Orders also provide for periodic progress reports detailing actions taken to secure compliance with the Orders.

4. Trust Preferred Securities

On March 9, 1999, the Corporation issued $10.0 million principal amount of 9.5% junior subordinated deferrable interest debentures due March 5, 2029 (the "debentures") to USA Capital Trust I, a Delaware business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The trust issued $10.0 million of trust-preferred securities to investors. The Corporation's obligations under the debentures and related documents, taken together, constitute a full and conditional guarantee by the Corporation of the Trust's obligations under the Trust preferred securities. The Trust preferred securities are callable by the Corporation on or after March 15, 2009, or earlier under certain circumstances. The Trust preferred securities must be redeemed upon maturity of the debentures in 2029.

5. Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

The following information was used in the computation of earnings per share on both a basic and diluted basis for the three-month periods ended March 31, 2002 and 2001:

(in Thousands, except per share data)
(unaudited)                                                     Three months ended March 31,
                                                               ------------------------------
                                                                 2002                 2001
                                                                ------               ------
Basic EPS Computation:
   Numerator - Net loss                                        $   (197)            $   (743)
   Denominator - Weighted average shares outstanding              5,555                5,045
                                                               --------             --------
Basic loss per share                                           $  (0.04)            $  (0.15)
                                                               ========             ========
Diluted EPS Computation:
   Numerator - Net loss                                        $   (197)            $   (743)
   Denominator - Weighted average shares outstanding              5,555                5,045
   Effect of dilutive securities                                     --                   --
                                                               --------             --------
Diluted loss per share                                         $  (0.04)            $  (0.15)
                                                               ========             ========

Options to purchase 174,554 shares of common stock at a range of $2.83 to $6.63 per share were outstanding at March 31, 2002. Warrants to purchase 186,044 shares of common stock at $2.89 per share were outstanding at March 31, 2002. These options and warrants were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Corporation for the three months ended March 31, 2002.

Options to purchase 756,012 shares of common stock at a range of $2.83 to $12.00 per share were outstanding at March 31, 2001. Warrants to purchase 316,044 shares of common stock at a range of $2.89 to $12.00 per share were outstanding at March 31, 2001. These options and warrants were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Corporation for the three months ended March 31, 2001.

6. New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Corporation's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Corporation evaluated the provisions of SFAS No. 142, and these new Statements will not have a material impact on the Corporation's consolidated financial position or results of operations.

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

On January 1, 2002, the Corporation adopted Statement of Position ("SOP") 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others, which reconciles and conforms existing differences in the accounting and financial reporting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guides, Banks and Savings Institutions, Audits of Credit Unions, and Audits of Finance Companies. It also carries forward accounting guidance for practices deemed to be unique to certain financial institutions. The adoption of this SOP had no impact on the Corporation's financial position or results of operations.

7. Segment Reporting

                                                          March 31, 2002
                                   ---------------------------------------------------------
                                                                              Consolidated
(in Thousands)                     USABancShares.com         Others              Totals
(unaudited)                        -----------------      ----------           ----------
Interest income                             --                 4,868                4,868

Interest expense                           551                 2,618                3,169
                                    ----------            ----------           ----------
Net interest income                       (551)                2,250                1,699

Provision for loan losses                   --                    --                   --

Net occupancy expense                       95                   217                  312

Online Partnerships                         --                    --                   --

Advertising                                 --                     3                    3

Check Printing Fees                         --                    --                   --

Segment (loss) profit                     (750)                  553                 (197)

Total deposits                          58,386               138,598              196,984

Total assets                             2,807               239,302              242,109


                                                          March 31, 2001
                                   ---------------------------------------------------------
                                                                              Consolidated
(in Thousands)                     USABancShares.com         Others              Totals
(unaudited)                        -----------------      ----------           ----------

Interest income                             --                 7,104                7,104

Interest expense                         1,082                 3,683                4,765

Net interest income                     (1,082)                3,421                2,339

Provision for loan losses                   --                    34                   34

Net occupancy expense                       29                   275                  304

Online Partnerships                         --                    --                   --

Advertising                                  6                     2                    8

Check Printing Fees                         18                    --                   18

Segment (loss) profit                   (1,341)                  598                 (743)

Total deposits                          84,726               189,136              273,862

Total assets                             4,551               320,252              324,803

USABancShares.com is the Bank's on-line banking segment. USABancShares.com is a fully operational website to serve online banking customers. USABancShares.com offers a variety of deposit products including checking, savings and certificate of deposit accounts.

The "Others" column includes the Corporation, the Bank's traditional operations, described below, and USA Capital Trust I. The Bank's traditional operations contain the traditional brick and mortar operations, including four retail branch locations, a commercial banking operation and a servicing department. The Corporation's assets are primarily comprised of its investments in its subsidiaries.

USABancShares.com uses accrual accounting methods, with such segment as being accounted for as a separate department on the Bank's general ledger. No allocations have been applied to the segments. Direct expenses are accounted for by the segment.

Item 2. Management's Discussion and Analysis
Forward-looking Statements

When used in this Form 10-QSB, the words or phrases "plan", "intend", "anticipate", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Further information concerning the risks facing the Corporation's business and operations is set forth in the section entitled "Risk Factors" in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The Corporation does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

The Corporation's total assets decreased from $261.8 million at December 31, 2001 to $242.1 million at March 31, 2002, a decrease of $19.7 million, or 7.5%. The decrease was due primarily to decreases in the securities portfolio and loans receivable of $8.3 million and $13.4 million respectively. The decrease in the securities portfolio was due to the maturities and redemptions of federal agency bonds, United States treasury securities, principal reductions of mortgage backed securities, and sales of non-investment grade securities. The decrease in the loans receivable portfolio was primarily due to the prepayment of customer loans.

For the three months ended March 31, 2002 the Corporation had a decrease in deposits of $19.1 million. Demand deposits increased $2.1 million, NOW accounts decreased $3.7 million, money market accounts decreased 182,000, savings and passbook accounts increased 633,000, and time deposits decreased $18.0 million, of which $12.0 million represented institutional deposits. The Corporation's stockholders' equity decreased from $1.0 million at December 31, 2001 to $694,000 at March 31, 2002, due to the operating loss of $197,000 incurred by the Corporation and the comprehensive loss of $157,000 on the securities available-for-sale for the three months ended March 31, 2002.

NET INCOME

The Corporation reported a net loss of $197,000 or $0.04 loss per diluted share, for the three months ended March 31, 2002, compared to a net loss of $743,000 or $0.15 loss per diluted share for the three months ended March 31, 2001. The net loss decreased due to the Corporation's return to community banking and reductions in non-interest expenses primarily in salaries and benefits, and data processing fees.

INTEREST INCOME

Total interest income decreased $2.2 million or 31.5% to $4.9 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, due to a decrease in average earning assets of $73.4 million during the same time period. Income on loans decreased $1.0 million due to the average earning loan balances decreasing $30.1 million. Income on investments decreased $1.1 million due to the investment portfolio average balances decreasing $39.5 million between the noted periods. Income on interest bearing deposits decreased $81,000 due to the average balance of overnight funds, primarily held at the Federal Home Loan Bank of Pittsburgh, decreasing $3.8 million and a decrease in the overnight funds rate of approximately 189 basis points.

INTEREST EXPENSE

Total interest expense decreased $1.6 million or 33.5% to $3.2 million, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, primarily due to a decrease in the average balance of time deposits of $53.7 million and a decrease in NOW deposits of $12.6 million. Interest expense on deposits decreased $1.6 million, due to a decrease in the average balances of time and NOW accounts, and also due to a decrease in the average cost of funds on NOW deposits of 344 basis points, along with a decrease in the cost of funds of time accounts of 42 basis points. Interest expense on borrowed funds decreased $43,000, due to a decrease in the cost of funds of 41 basis points offset by an increase in the average balance of $65,000 compared to the same period in 2001. The average cost of funds, including other borrowings, was 5.23% for the three months ended March 31, 2002 compared to 6.11% over the same period in 2001.

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

Net interest income, after the provision for loan losses for the three months ended March 31, 2002, decreased $606,000 or 26.3%, to $1.7 million, from $2.3 million for the same period in 2001. Average interest-earning assets decreased by $73.4 million, or 23.5% to $238.5 million, for the three months ended March 31, 2002 compared to the same period in 2001. Average interest-bearing liabilities decreased $69.3 million or 22.2% over the same period. The net interest spread and the net interest margin decreased for the period ended March 31, 2002 compared to March 31, 2001, from 3.00% to 2.94% and 3.00% to 2.85%, respectively. For the three months ended March 31, 2002, $246,000 of discount was accreted into interest income or 5.0% of total interest income. This compares to $217,000 of discount accreted into interest income for the three months ended March 31, 2001 or 3.1% of total interest income.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

(in Thousands)
(unaudited)

                                                                 Three months ended March 31,
                                         -----------------------------------------------------------------------------
                                                         2002                                   2001
                                         -------------------------------------  --------------------------------------
                                          Average                     Average    Average                     Average
                                          Balance      Interest     Yield/Rate   Balance      Interest      Yield/Rate
                                         --------      --------     ----------  --------      --------      ----------
Interest-earning assets:
Loans                                    $149,819      $  3,446         9.20%   $179,904      $  4,491         9.99%
Investment securities                      78,199         1,385         7.08     117,675         2,495         8.48
Interest-bearing deposits and other        10,439            37         1.42      14,271           118         3.31
                                         --------      --------         ----    --------      --------         ----
   Total interest-earning assets         $238,457      $  4,868         8.17%   $311,850      $  7,104         9.11%


Interest-bearing liabilities:
Deposits:
     NOW                                 $ 29,426      $     71         0.97%   $ 42,007      $    463         4.41%
     Money Market                             203             1         1.97         291             2         2.75
     Savings and Passbook                  19,512            95         1.95      22,488           220         3.91
     Time                                 150,729         2,293         6.09     204,472         3,328         6.51
Borrowed funds                             42,665           709         6.65      42,600           752         7.06
                                         --------      --------         ----    --------      --------         ----
   Total interest-bearing                $242,535      $  3,169         5.23%   $311,858      $  4,765         6.11%
   liabilities                           --------      --------         ----    --------      --------         ----

Excess of interest-earning assets over
interest-bearing liabilities             $ (4,078)                              $     (8)
                                         ========                               ========
Net interest income                                    $  1,699                               $  2,339
                                                       ========                               ========

Net interest rate spread                                                2.94%                                  3.00%
                                                                       =====                                 ======

Net interest margin                                                     2.85%                                  3.00%
                                                                       =====                                 ======

Average interest-earning assets to average
interest-bearing liabilities                                           98.32%                                100.00%
                                                                       =====                                 ======

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

(in Thousands)
(unaudited)

                             March 31, 2002 vs March 31, 2001

                                                        Increase or Decrease
                                                          Due to Changes in
                                                       ------------------------
                                                                                      Total
                                                       Average         Average       Increase
                                                        Volume           Rate       (Decrease)
                                                       -------         -------       --------
Variance in interest income on:
   Interest-earning assets:
     Loans                                             $  (751)        $  (294)      $(1,045)
     Investment securities                                (837)           (273)       (1,110)
     Interest-bearing deposits and other                   (32)            (49)          (81)
                                                       -------         -------       -------
        Total interest-earning assets                  $(1,620)        $  (616)      $(2,236)
                                                       -------         -------       -------
Interest-bearing liabilities:
   Deposits:
     NOW                                               $  (139)        $  (253)      $  (392)
     Money market                                           (1)             (0)           (1)
     Savings & Passbook                                    (29)            (96)         (125)
     Time                                                 (875)           (160)       (1,035)
   Borrowed funds                                            1             (44)          (43)
                                                       -------         -------       -------
        Total interest-bearing liabilities             $(1,043)        $  (553)      $(1,596)
                                                       -------         -------       -------

Changes in net interest income                         $  (577)        $   (63)      $  (640)
                                                       =======         =======       =======


PROVISION FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses at a level deemed sufficient to absorb losses that are inherent in the loan portfolio. Senior management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. For a detailed discussion of the methodology employed by the Corporation in establishing its allowance for loan losses, reference is made to the discussion in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, incorporated herein by reference. As a result of senior management's evaluation of these factors, nothing was added to the provision for loan losses during the three months ended March 31, 2002. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.44% at March 31, 2002, compared to 1.32% at December 31, 2001 and 1.15% at March 31, 2001. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. The Bank had no charge-offs on loans during the three months ended March 31, 2002 and had no charge-offs on loans during the three months ended March 31, 2001. Recoveries on loans of $4,000 were recorded during the three months ended March 31, 2002 compared to $1,000 of recoveries for the same period in 2001.

NON-INTEREST INCOME

Non-interest income decreased $7,000 to $322,000 for the three months ended March 31, 2002. Gain on sale of investment securities was $85,000 for the three months ended March 31, 2002 compared to $53,000 for the same period in 2001. Service fee income decreased $56,000 due to less deposit accounts incurring service charges, and other non-interest income reflects a increase of $17,000 primarily related to the increase of income from rental income on real estate held for investment for the three month period ended March 31, 2002 compared to the same period in 2001.

NON-INTEREST EXPENSE

Non-interest expense decreased $1.2 million, or 34.3% to $2.2 million, for the three months ended March 31, 2002. Of this decrease salaries and employee benefits expense decreased $173,000 as a result of a reduction in the number of employees, and data processing fees decreased $106,000 due to the reduction in the number of deposit accounts at the Bank, offset by an increase in professional fees of $109,000 due to additional work performed by the Corporations professionals during the quarter. During the March 2001 quarter, the Corporation identified approximately $760,000 of clearing account items, primarily related to returned deposited items on depositor accounts, of which $335,000 was recovered during 2001.

INCOME TAX EXPENSE

No income tax expense was recorded for the three months ended March 31, 2002, or for the three months ended March 31, 2001.

LOAN PORTFOLIO

Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $141.8 million at March 31, 2002 compared to $155.2 million at December 31, 2001. Loans receivable represented 58.6% of total assets as of March 31, 2002 compared to 59.3% at December 31, 2001.

The following table summarizes the loan portfolio of the Corporation by loan category and amount at March 31, 2002, compared to December 31, 2001:

(in Thousands)

                                                        March 31,                    December 31,
                                                ----------------------       -------------------------
                                                    2002           %            2001              %
                                                ----------------------       -------------------------
Real Estate
   1 - 4 family residential properties          $   8,780          6.1%      $   9,755           6.2%
   Commercial real estate                         102,662         71.2         109,722           69.6
   Multifamily residential properties               9,527          6.6          12,203            7.8
Construction                                        5,310          3.7           7,775            4.9
Commercial and industrial                          16,767         11.6          16,921           10.7
Consumer                                            1,100          0.8           1,187            0.8
                                                ---------        -----       ---------         ------

     Total loans, net of discount               $ 144,146        100.0%      $ 157,563          100.0%
                                                =========        =====       =========         ======

     Deferred loan fees                              (252)                        (266)
     Allowance for loan losses                     (2,080)                      (2,076)
                                                ---------                    ---------

     Net loans                                  $ 141,814                    $ 155,221
                                                =========                    =========

At March 31, 2002 the Bank's net discounted loan portfolio amounted to $74.7 million or 51.9% of total loans net of discount. These loans have a face value of $76.5 million, reflecting a discount of $1.8 million or 2.4%. At December 31, 2001 the Bank's net discounted loan portfolio amounted to $81.3 million or 51.6% of total loans net of discount. These loans had a face value of $83.4 million, reflecting a discount of $2.1 million or 2.5%. At March 31, 2002, and December 31, 2001, the Bank has identified $268,000 and $268,000, respectively, of the purchased loan discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans. An assessment is made regarding the discount on loans as to the probability of full repayment occurring. Discount that is not being amortized into income is the result of some uncertainty for repayment. The amount not being amortized is comprised of various types of loans, geographically disbursed, and purchased from numerous sources. Final resolution will depend on maturity, collection efforts, and positive changes in the likelihood of full repayment. The decrease in the cash discount can be attributed to the payoff of loan assets from the discounted loan portfolio during the quarter, along with scheduled accretion.

On March 31, 2002, the net book value of non-accrual loans was approximately $1.1 million compared to $396,000 at December 31, 2001. The amount of troubled debt restructured loans totaled $1.5 million as of March 31, 2002 compared to $1.5 million as of December 31, 2001. The Bank will recognize income on non-accrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank. At March 31, 2002 the allowance for loan losses to non-performing loans, net of discount was 183.1% compared to 524.2% at December 31, 2001. The Bank's allowance for loan losses and purchased discount to total loans net of discount, was 2.7% and 2.6% at March 31, 2002 and December 31, 2001, respectively.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended March 31, 2002 compared to December 31, 2001:



(in Thousands)
                                      Three months            Twelve months
                                     ended March 31,        ended December 31,
                                          2002                     2001
                                     --------------         ------------------
Balance at beginning of period           $2,076                 $      2,090
   Provision for loan losses                 --                           60
   Charge-offs                               --                          (77)
   Recoveries                                 4                            3
                                     --------------         ------------------
Balance at end of period                 $2,080                 $      2,076
                                     ==============         ==================

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at March 31, 2002, and December 31, 2001, respectively, for each major category of the Corporation's investment securities:

(in Thousands)
(unaudited)
                                               March 31, 2002
                               ------------------------------------------------
                                              Gross         Gross
                               Amortized   Unrealized    Unrealized      Fair
                                  Cost        Gains        Losses        Value
                                -------      -------      -------       -------
Available-for-Sale
U.S. Government and agency
   securities                   $22,168      $    --      $  (340)      $21,828
Mortgage-backed securities       27,750          100         (213)       27,637
Corporate securities             11,479          152         (244)       11,387
Trust preferred securities       21,474           82         (851)       20,705
Other securities                     31           --           --            31
                                -------      -------      -------       -------

Total Available-for-Sale        $82,902      $   334      $(1,648)      $81,588
                                =======      =======      =======       =======

(in Thousands)
                                              December 31, 2001
                               ------------------------------------------------
                                              Gross         Gross
                               Amortized   Unrealized    Unrealized      Fair
                                  Cost        Gains        Losses        Value
                                -------      -------      -------       -------
Available-for-Sale
U.S. Government and agency
   securities                   $30,501      $    81      $   (12)      $30,570
Mortgage-backed securities       23,784           73         (200)       23,657
Corporate securities             13,858          208         (146)       13,920
Trust preferred securities       22,878           11       (1,172)       21,717
Other securities                     31           --           --            31
                                -------      -------      -------       -------

Total Available-for-Sale        $91,052      $   373      $(1,530)      $89,895
                                =======      =======      =======       =======

LIQUIDITY

The Corporation's primary sources of funds are customer deposits, maturities of investment securities, sales of "available-for-sale" securities, loan sales, loan repayments, and the use of federal funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Corporation's primary source of new funds. Total deposits decreased 8.8% to $197.0 million at March 31, 2002, compared to $216.1 million as of December 31, 2001. Of this decrease, institutional time deposits decreased 20.1% to $47.8 million at March 31, 2002 from $59.8 million at December 31, 2001 which decrease is a part of our business plan since they are a more volatile and expensive source of funding. These deposits had a weighted average cost of 6.95%. The Bank has made a concerted effort to attract deposits through competitive pricing of its deposit products. The Corporation has $11.6 million of institutional time deposits scheduled to mature through December 31, 2002. The Corporation plans to fund this decrease in deposits through several means, including the sale of available-for-sale securities, through cash received on the investment and loan portfolios, and, to the extent needed, through a line of credit, with the FHLB at Pittsburgh. As of March 31, 2002, we had approximately $28.8 million available thereunder.

The following table summarizes the composition of the Corporation's deposit portfolio.


(in Thousands)
                               March 31, 2002            December 31, 2001
                          -----------------------    -----------------------
                           Amount        Percent       Amount        Percent
                          --------       -------     --------        -------
Demand                    $  5,513           2.8%    $  3,380           1.6%
NOW                         29,073          14.8       32,738          15.2
Money Market                   230           0.1          412           0.2
Savings and Passbook        19,543           9.9       18,910           8.8
Time                       142,625          72.4      160,642          74.2
                          --------       -------     --------        ------
                          $196,984         100.0%    $216,082         100.0%
                          ========       =======     ========        ======

The following table summarizes the maturity composition of time deposits at March 31, 2002, compared to December 31, 2001:

(in Thousands)
                                        March 31, 2002      December 31, 2001
                                     -------------------    ------------------
Within one year                      $ 73,243      51.4%    $ 73,492     45.7%
Over one year through two years        23,502      16.5       38,745     24.1
Over two years through three years     24,107      16.9       12,964      8.2
Over three years through five years    21,431      15.0       35,099     21.8
Over five years through ten years         342       0.2          342      0.2
                                     --------     -----     --------    -----
                                     $142,625     100.0%    $160,642    100.0%
                                     ========     =====     ========    =====

Borrowings increased $376,000 during the three-months ended March 31, 2002. As part of the definitive agreement signed on March 9, 2002 Berkshire agreed, pending regulatory approval, to lend the Corporation $2.976 million to be used to pay-off two existing loans. The Corporation received regulatory approval on March 25, 2002 and the loan from Berkshire closed on March 29, 2002. The existing loans were paid-off on March 29, 2002. The loan from Berkshire is an unsecured loan with an annual interest rate of 8.00%. The principal and interest are due upon the earliest to occur (i) September 9, 2002; (ii) the consummation of the transaction contemplated by the definitive agreement; or (iii) the occurrence of a termination event as described in the definitive agreement. The Bank has four outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectively. These four credit facilities have interest rates of 5.63%, 5.46%, 4.84%, and 6.67%, and conversion dates of June 15, 2003, January 27, 2003, September 30, 2003, and April 7, 2005, respectively. The conversion rates on these credit facilities are based on the three-month LIBOR rate plus 14 basis points, 23 basis points, 14.5 basis points, and 13.5 basis points, respectively. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds.

REGULATION OF CORPORATION AND BANK

Regulatory Agreements. The Corporation entered into a Written Agreement with the Board of Governors of the Federal Reserve Board on March 2, 2001 (the "Written Agreement"). Pursuant to the terms of the Written Agreement, the Corporation agreed that it would not, among other actions, make or pay dividends, make or pay distributions on debt instruments, redeem debt or equity instruments, or incur indebtedness or engage in capital raising efforts, without the prior written approval of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. The Corporation also agreed to submit for the approval of the Reserve Bank, within various designated time periods, a written statement of operating expenses, a plan to maintain sufficient capital at the Bank and for the consolidated organization, a report on capital raising efforts, a written policy and procedure for inter-corporate fees or payments assessed by the Bank, the Corporation or any of the non-bank subsidiaries, a strategy for the Corporation for the year 2001 and, on a going forward basis, the directors of the Corporation and the Bank must submit certified progress reports to the Reserve Bank. The Corporation also agreed to rectify any non-compliance with banking regulations.

All reports, plans, and proposals that have been required under the Written Agreement to be submitted have been submitted on a timely basis. The Corporation received a notice from the Federal Reserve Bank that two submissions required under the Written Agreement have not been accepted. The first submission regarded our written plan to service our debt at the Corporation without incurring any additional debt, and the second submission regarded our plan to maintain sufficient capital at the Bank and the consolidated organization. On March 11, 2002 the Corporation announced the signing of a definitive merger agreement pursuant to which Berkshire Financial Holdings, Inc. ("Berkshire") will acquire the Corporation and its wholly owned savings bank subsidiary, vBank, a Savings Bank. Under the terms of the merger agreement, which was approved unanimously by both Boards of Directors, holders of USABancShares.com, Inc. ("USAB") common stock will receive $0.60 per share in cash. The purchase is expected to close during the third quarter of 2002, pending the receipt of all requisite regulatory approvals, the approval of USAB's shareholders, financing to be obtained by Berkshire and other conditions set forth in the merger agreement. The Corporation continues to attempt to take the necessary steps to comply with the Written Agreement.

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

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary sanctions by regulators that, if undertaken, could have a material adverse effect on the financial statements of the Corporation and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets. Liabilities and certain off-balance sheet items are calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about component, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk weighted assets and of Tier I capital to average assets (as defined in the regulations).

As indicated in the table below, as of March 31, 2002, and December 31, 2001 the Corporation was not in compliance with the minimum regulatory capital requirements established by the Board of Governors of the Federal Reserve System. The failure to meet capital ratios may result in the Corporation's regulatory agencies imposing further restrictions on asset growth, acquisitions, new activities, new branches, payment of dividends or making any other capital distribution, management fees, or senior executive compensation.

At March 31, 2002, and December 31, 2001 the Corporation's actual and required minimum capital ratios were as follows:

                                                               For Capital
(in Thousands)                                              Adequacy Purposes
As of March 31, 2002:                Amount       Ratio     Amount       Ratio
---------------------               -------       -----     ------       -----
   Total Capital
     (to Risk Weighted Assets)      $ 3,933        2.1%    $15,337        8.0%
   Tier I Capital
     (to Risk Weighted Assets)        1,966        1.0       7,669        4.0
   Tier I Capital
     (to Average Assets)              1,966        0.8       9,615        4.0
As of December 31, 2001:
------------------------
   Total Capital
     (to Risk Weighted Assets)      $ 4,327        2.1%    $16,538        8.0%
   Tier I Capital
     (to Risk Weighted Assets)        2,164        1.0       8,269        4.0
   Tier I Capital
     (to Average Assets)              2,164        0.8      10,991        4.0

The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC requires that banks meet a risk-based capital standard. Risk-based capital standards for banks require the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk-weighted assets of 8.0%, of which at least 4.0% shall be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

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

As of March 31, 2002, the Bank met each of its capital adequacy requirements established by the FDIC. As of December 31, 2001 the Bank did not meet one of the capital adequacy requirements established by the FDIC.

At March 31, 2002, and December 31, 2001 the Bank's actual and required minimum capital ratios were as follows:

                                                                                         To be well
                                                                                      Capitalized under
                                                               For Capital            Prompt Corrective
(in Thousands)                                              Adequacy Purposes         Action Provisions
As of March 31, 2002:                Amount       Ratio     Amount       Ratio       Amount         Ratio
---------------------               -------       -----    -------       -----       ------         -----
   Total Capital
     (to Risk Weighted Assets)      $16,310        8.5%    $15,302        8.0%         (1)           (1)
   Tier I Capital
     (to Risk Weighted Assets)       14,230        7.4       7,651        4.0          (1)           (1)
   Tier I Capital
     (to Average Assets)             14,230        5.9       9,597        4.0          (1)           (1)
As of December 31, 2001:
------------------------
   Total Capital
     (to Risk Weighted Assets)      $16,191        7.8%    $16,523        8.0%         (1)           (1)
   Tier I Capital
     (to Risk Weighted Assets)       14,115        6.8       8,261        4.0          (1)           (1)
   Tier I Capital
     (to Average Assets)             14,115        5.2      10,946        4.0          (1)           (1)

(1) As a result of the regulatory agreements described in this 10QSB the Bank may not be deemed "well-capitalized"


PART II OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, James C. Eisel filed a complaint against the Corporation, the Bank and Resource America, Inc. in the United States District Court for the Eastern District of Pennsylvania for breach of contract, breach of fiduciary duties and other counts seeking approximately $282,742.51 plus attorneys' fees, costs and punitive damages stemming from an escrow agreement where the Bank served as escrow agent. Among other things, the complaint alleges the Bank failed to pay interest pursuant to the escrow agreement. This matter is at a preliminary stage. While no success can be assured, the Corporation and the Bank believe they have meritorious defenses to this action and intend to defend the matter vigorously.

All reports, plans, and proposals that have been required under the Written Agreement and the Cease and Desist Order to be submitted have been submitted on a timely basis. The Corporation received a notice from the Federal Reserve Bank that two submissions required under the Written Agreement have not been accepted. The first submission regarded our written plan to service our debt at the Corporation without incurring any additional debt, and the second submission regarded our plan to maintain sufficient capital at the Bank and the consolidated organization. On March 11, 2002 the Corporation announced the signing of a definitive merger agreement pursuant to which Berkshire Financial Holdings, Inc. ("Berkshire") will acquire the Corporation and its wholly owned savings bank subsidiary, vBank, a Savings Bank. Under the terms of the merger agreement, which was approved unanimously by both Boards of Directors, holders of USABancShares.com, Inc. ("USAB") common stock will receive $0.60 per share in cash. The purchase is expected to close during the third quarter of 2002, pending the receipt of all requisite regulatory approvals, the approval of USAB's shareholders, financing to be obtained by Berkshire and other conditions set forth in the merger agreement. The Corporation continues to take the necessary steps to attempt to comply with the Written Agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.

3.1           Articles of Incorporation of USABancShares.com, as
              amended*
3.2           Amended and Restated Bylaws of USABancShares
4.1           Indenture of USABancShares.com relating to Junior
              Subordinated Debentures**
4.2           Form of Certificate of Exchange Junior Subordinated
              Debenture**
4.3           Form of Certificate of Original Junior Subordinated
              Debenture**
4.4           Certificate of Trust of USA Capital Trust I**
4.5           Amended and Restated Declaration of Trust of USA Capital
              Trust I**
4.6           Form of Common Security**
4.7           Form of Exchange Capital Security Certificate**
4.8           Form of Certificate of Original Capital Security**
4.9           Form of Exchange Guarantee of USABancShares.com relating
              to the Exchange Capital Securities**
10.1          Stock Option Plan, as amended and restated+
10.2          Employee Stock Purchase Plan*****
10.3          Employee Savings Plan*****
10.4          Employment Agreement between vBank and Craig J. Scher+
10.5          Employment Agreement between USABancShares.com and
              Kenneth L. Tepper+
10.5.1        Letter Agreement among the Corporation, the Bank and
              Kenneth L. Tepper regarding departure
10.6          Warrant Agreement between USABancShares.com and Sandler
              O'Neill & Partners, L.P. dated February 13, 1998**
10.7          Registration Rights Agreement between USABancShares.com
              and certain shareholders dated February 13, 1998**
10.8          Indenture of USABancShares relating to the Junior
              Subordinated Debentures****
10.9          Registration Rights Agreement among USABancShares.com,
              USA Capital Trust I and Sandler O'Neill & Partners, L.P.
              As representative of the investors****
10.10         Agreement by and between Earthlink Network, Inc.,
              Earthlink Operations, Inc. and USABancShares.com
              effective as of July 21, 1999+
10.11         Agreement by and between USABancShares.com and Systemax,
              Inc. dated August 18, 1999+
10.12         Asset Contribution Agreement among USABancShares.com,
              USACapital, Inc., Bondsonline, Inc., David Landes and
              Bondsonline Group, Inc., dated as of May 25, 2000.++
11            Computation of Per Share Earnings (Included in Financial
              Statements on Page 9)
21            Subsidiaries
99.1          Order to Cease and Desist issued by the Federal Deposit
              Insurance Corporation on July 13, 2001.+++

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

+ Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, Registration No. 333-83041.

++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 7, 2000.

+++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 11, 2001.

++++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on March 12, 2002.

(B) Reports on Form 8-K

The Corporation on February 1, 2002 filed a report on Form 8-K to disclose that NASDAQ was delisting the Corporation's Common Stock.

The Corporation on February 21, 2002 filed a report on Form 8-K to disclose that the Corporation reclassed its entire held-to-maturity securities portfolio to available-for-sale as of December 31, 2000 and that the Corporation has issued amended 10QSB's for March 31, 2001, June 30, 2001, and September 30, 2001, along with an amended 10KSB for December 31, 2000.

The Corporation on March 11, 2002 filed a report on Form 8-K to disclose that a Definitive Merger Agreement with Berkshire Financial Holdings, Inc. was signed on March 9, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania.



                                   USABancShares.com, Inc.


Date: May 15, 2002            By: /s/ Daniel J. Machon, Jr.
                                      -------------------------
                                      Daniel J. Machon, Jr.,
                                      Chief Financial Officer
                                      (Principal Executive, Accounting and
                                      Financial Officer)