Form 10QSB
period 2002-06-30
USABANCSHARES COM INC
filed 2002-08-14
CIK 945532

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                                   (Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF
                                      1934
                       For the Quarter Ended June 30, 2002
                                       OR
        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF
                                      1934
                 For the transition period from ______to________
                        Commission file number 000-27244

                             USABancShares.com, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                     23-2806495
--------------------------------           -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                   1535 Locust Street, Philadelphia, PA, 19102
                   -------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (215) 569-4200
              ---------------------------------------------------
              (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $1.00 par value, outstanding on August 13, 2002: 5,554,545 shares

Transitional Small Business Disclosure Format: YES ( ) NO (X)

                               TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION

                                                                                                 Page #
                Item 1.      Financial Statements

                Consolidated Balance Sheets                                                        3

                Consolidated Statements of Operations                                              4

                Consolidated Statement of Changes in
                Stockholders' Equity and Comprehensive Income (Loss)                               5

                Consolidated Statements of Cash Flows                                              6

                Notes to the Consolidated Financial Statements                                     7

                Item 2.      Management's Discussion and Analysis                                  11


PART II         OTHER INFORMATION

                Item 1.      Legal Proceedings                                                     26

                Item 2.      Change in Securities                                                  27

                Item 3.      Defaults Upon Senior Securities                                       27

                Item 4.      Submission of Matters to a Vote of Security
                             Holders                                                               27

                Item 5.      Other Information                                                     27

                Item 6.      Exhibits and Reports on Form 8-K                                      27

SIGNATURES                                                                                         30





PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in Thousands)

                                                                            (unaudited)
                                                                              June 30,         December 31,
                                                                                2002               2001
                                                                             ---------         -----------
ASSETS
Cash and due from banks                                                      $   6,726          $   3,213
Interest-bearing deposits with banks                                             3,279              2,383
Securities available-for-sale                                                   89,708             89,895
Federal Home Loan Bank of Pittsburgh (FHLB) stock                                1,500              1,500
Loans receivable, net                                                          122,220            155,221
Premises and equipment, net                                                      2,349              2,505
Accrued interest receivable                                                      1,769              2,156
Real estate held for investment                                                  2,029              2,099
Other assets                                                                     2,254              2,822
                                                                             ---------         ----------
   Total assets                                                              $ 231,834          $ 261,794
                                                                             =========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                    $   2,995          $   3,380
   NOW                                                                          28,126             32,738
   Money Market                                                                    586                412
   Savings and Passbook                                                         19,084             18,910
   Time                                                                        134,919            160,642
                                                                             ---------         ----------
   Total deposits                                                              185,710            216,082
Borrowed funds:
   Short term borrowings                                                         2,976              2,600
   Long term borrowings                                                         30,000             30,000
   Guaranteed preferred beneficial interests in subordinated debt               10,000             10,000
Accrued interest payable                                                         1,423              1,604
Accrued expenses and other liabilities                                             566                460
                                                                             ---------         ----------
Total liabilities                                                              230,675            260,746

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 5,000,000 authorized shares;
  no shares issued and outstanding                                                  --                 --
Common stock, $1.00 par value; 25,000,000 authorized shares;
  5,724,434 shares issued and outstanding at June 30, 2002
  5,724,434 shares issued and outstanding at December 31, 2001                  5,724              5,724
Treasury stock, at cost, 169,889 shares at
  June 30, 2002; 169,889 shares at December 31, 2001                             (336)              (336)
Additional paid-in capital                                                      16,083             16,083
Accumulated deficit                                                            (20,373)           (19,266)
Accumulated other comprehensive income (loss)                                       61             (1,157)
                                                                             ---------         ----------
Total stockholders' equity                                                       1,159              1,048
                                                                             ---------         ----------
     Total liabilities and stockholders' equity                              $ 231,834          $ 261,794
                                                                             =========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in Thousands, except per share data)
                                  (unaudited)

                                                          Six Months Ended                   Three Months Ended
                                                               June 30,                            June 30,
                                                       2002              2001              2002              2001
                                                     --------          --------          --------          --------
Interest income:
   Loans                                             $  6,358          $  9,085          $  2,912          $  4,594
   Investment securities                                2,453             4,889             1,067             2,394
   Interest-bearing deposits and other                    105               195                69                77
                                                     --------          --------          --------          --------
     Total interest income                              8,916            14,169             4,048             7,065

Interest expense:
   Deposits                                             4,698             7,843             2,238             3,829
   Borrowed funds                                       1,448             1,485               739               733
                                                     --------          --------          --------          --------
     Total interest expense                             6,146             9,328             2,977             4,562
                                                     --------          --------          --------          --------
Net interest income                                     2,770             4,841             1,071             2,503
Provision for loan losses                                  --                44                --                10
                                                     --------          --------          --------          --------
Net interest income after provision for loan
  losses                                                2,770             4,797             1,071             2,493

Non-interest income:
   Service fee income                                     467               618               231               356
   Gains on sales of investment securities                324               104               239                51
   Gain (loss) on sale of other real estate                --                (7)               --                (7)
   Write down of investment securities                   (458)               --              (458)               --
   Other                                                   50                20                26                 6
                                                     --------          --------          --------          --------
     Total non-interest income                            383               735                38               406

Non-interest expense:
   Salaries and employee benefits                       1,322             1,472               612               591
   Net occupancy expense                                  684               600               339               295
   Professional fees                                      475               600               191               424
   Office expenses                                         82               153                50                55
   Data processing fees                                   531               837               263               430
   Advertising expense                                      6                41                 4                33
   Insurance expense                                      104                85                59                46
   Travel expense                                          26                52                17                27
   Internet expense                                       246               639               126               784
   Net deposit defalcation                                 --             2,976                --             2,976
   Other operating expenses                               873             1,936               447               354
                                                     --------          --------          --------          --------
     Total non-interest expense                         4,349             9,391             2,108             6,015
                                                     --------          --------          --------          --------

Loss before income tax benefit                         (1,196)           (3,859)             (999)           (3,116)
Income tax (benefit) expense                              (89)               --               (89)               --
                                                     --------          --------          --------          --------
Net loss                                             $ (1,107)         $ (3,859)         $   (910)         $ (3,116)
                                                     ========          ========          ========          ========

Loss per share - basic                               $  (0.20)         $  (0.72)         $  (0.16)         $  (0.60)
                                                     ========          ========          ========          ========

Loss per share - diluted                             $  (0.20)         $  (0.72)         $  (0.16)         $  (0.60)
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

                                                                                          Accumulated
                                                              Additional                     other         Total
                                 Common         Treasury       paid-in     Accumulated   comprehensive  stockholders' Comprehensive
                                  Stock          Stock         capital       deficit      income (loss)    equity     income (loss)
                                  -----          -----         -------       -------      -------------    ------     -------------
Balance, December 31, 2001      $  5,724       $   (336)      $ 16,083      $(19,266)      $ (1,157)      $  1,048

Net loss                            --             --             --            (197)          --             (197)      $   (197)

Other comprehensive loss,
   net of reclassification
   adjustments and taxes            --             --             --            --             (157)          (157)          (157)
                                                                                                                         --------
Total comprehensive
   loss                                                                                                                  $   (354)
                                --------       --------       --------      --------       --------       --------       ========
Balance, March 31, 2002         $  5,724       $   (336)      $ 16,083      $(19,463)      $ (1,314)      $    694
                                ========       ========       ========      ========       ========       ========
Net loss                            --             --             --            (910)          --             (910)      $   (910)

Other comprehensive gain,
   net of reclassification
   adjustments and taxes            --             --             --            --            1,375          1,375          1,375
                                                                                                                         --------

Total comprehensive
   gain                                                                                                                  $    465
                                                                                                                         ========
                                --------       --------       --------      --------       --------       --------
Balance, June 30, 2002          $  5,724       $   (336)      $ 16,083      $(20,373)      $     61       $  1,159
                                ========       ========       ========      ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in Thousands)
                                  (unaudited)

                                                                             Six months ended June 30,
                                                                          --------             --------
                                                                             2002                 2001
                                                                          --------             --------
Cash flows from operating activities:
   Net loss                                                               $ (1,107)            $ (3,859)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for possible loan losses                                           --                   44
   Depreciation and amortization                                               377                  356
   Amortization of goodwill                                                     --                    2
   Net accretion of discounts on purchased loan portfolios                    (364)                (410)
   Net accretion/amortization of securities discount/premiums                 (236)                 (25)
   Net accretion of zero coupon bonds                                         (225)                (314)
   Net amortization of warrants                                                 --                  123
   Net (gains) losses on sales of investment securities                       (324)                 104
   Net gains on sale of other real estate                                       --                   (7)
   Net write down of investment securities                                     458                   --
   Net (decrease) increase in deferred fees                                    (69)                 106
   Decrease in accrued interest receivable                                     387                  137
   Increase in deferred income taxes                                            --                  370
   Decrease (increase) in other assets                                         568                 (203)
   Decrease in accrued interest payable                                       (181)                (367)
   Decrease in accrued expenses and other liabilities                          106                   96
                                                                          --------             --------
     Net cash used in operating activities                                    (610)              (3,847)
                                                                          --------             --------
Cash flows from investing activities:
     Investment securities available-for-sale:
        Purchases                                                          (72,636)             (43,445)
        Sales                                                               68,835               15,717
        Maturities and principal repayments                                  5,639               48,016
   Decrease of FHLB stock                                                       --                2,511
   (Increase) decrease in interest bearing deposits with banks                (896)                  85
   Principal payments on loans                                              33,775               18,776
   Originations of loans                                                      (447)             (16,163)
   Decrease in other real estate owned                                          --                   40
   Decrease (increase) in real estate held for investment                       70                 (255)
   Purchases of premises and equipment                                        (221)                 (57)
                                                                          --------             --------
     Net cash provided by investing activities                              34,119               25,225
                                                                          --------             --------
Cash flows from financing activities:
   Net decrease in deposits                                                (30,372)             (22,597)
   Increase in short-term borrowings                                           376                   --
   Sales of treasury stock                                                      --                   21
                                                                          --------             --------
     Net cash used in financing activities                                 (29,996)             (22,576)
                                                                          --------             --------
   Net increase (decrease) in cash and cash equivalents                      3,513               (1,198)

   Cash and cash equivalents, beginning of period                            3,213                1,857
                                                                          --------             --------
   Cash and cash equivalents, end of period                               $  6,726             $    659
                                                                          ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                    USABANCSHARES.COM, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 June 30, 2002

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of USABancShares.com, Inc. (the "Corporation"), its wholly owned subsidiary vBank, A Savings Bank (the "Bank"), a Pennsylvania chartered stock savings bank, and USA Capital Trust I, a Delaware business trust (the "Trust") in which the Corporation owns all of the common equity. All significant inter-company accounts and transactions have been eliminated. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein, have been made. The unaudited consolidated financial statements as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 are not necessarily indicative of results to be anticipated for the full year.

2. Definitive Merger Agreement

On March 11, 2002 the Corporation announced the signing of a definitive merger agreement pursuant to which Berkshire Financial Holdings, Inc. ("Berkshire") will acquire the Corporation and the Bank. Under the terms of the merger agreement, which was approved unanimously by both Boards of Directors, holders of the Corporation's common stock will receive $0.60 per share in cash. The Corporation's shareholders approved the merger agreement and the transactions contemplated thereby at a special meeting of shareholders held on July 3, 2002. The purchase is expected to close during the third quarter of 2002, pending the receipt of all requisite regulatory approvals, financing to be obtained by Berkshire and other conditions set forth in the merger agreement. Upon completion of the transaction, Berkshire will continue to operate the Bank as a wholly owned subsidiary. In connection with the execution of the merger agreement, the Corporation has granted Berkshire an option to acquire up to 19.9% of the Corporation's outstanding common stock upon the occurrence of certain events. In addition, the directors and officers of the Corporation have entered into agreements to vote their shares in favor of the proposed transaction. Berkshire is a newly formed company organized by Brian M. Hartline, who has most recently served as President and Chief Executive Officer of Main Street Bancorp, Inc. Sovereign Bancorp, Inc. acquired Main Street Bancorp, Inc. in a transaction that closed on March 8, 2002.

3. Computation of Per Share Earnings

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.

The following information was used in the computation of earnings per share on both a basic and diluted basis for the six and three months ended June 30, 2002 and 2001:

(in Thousands, except per share data)
(unaudited)                                                      Six months ended June 30,
                                                                ---------------------------
                                                                  2002                2001
                                                                -------             -------
Basic EPS Computation:
   Numerator - Net loss                                         $(1,107)            $(3,859)
   Denominator - Weighted average shares outstanding              5,555               5,348
                                                                -------             -------
Basic loss per share                                            $ (0.20)            $ (0.72)
                                                                =======             =======
Diluted EPS Computation:
   Numerator - Net loss                                         $(1,107)            $(3,859)
   Denominator - Weighted average shares outstanding              5,555               5,348
   Effect of dilutive securities                                   --                  --
                                                                -------             -------
Diluted loss per share                                          $ (0.20)            $ (0.72)
                                                                =======             =======

                                                                 Three months ended June 30,
                                                                ---------------------------
                                                                  2002                2001
                                                                -------             -------
Basic EPS Computation:
   Numerator - Net loss                                         $  (910)            $(3,116)
   Denominator - Weighted average shares outstanding              5,555               5,219
                                                                -------             -------
Basic loss per share                                            $ (0.16)            $ (0.60)
                                                                =======             =======
Diluted EPS Computation:
   Numerator - Net loss                                         $  (910)            $(3,116)
   Denominator - Weighted average shares outstanding              5,555               5,219
   Effect of dilutive securities                                   --                  --
                                                                -------             -------
Diluted loss per share                                          $ (0.16)            $ (0.60)
                                                                =======             =======

Options to purchase 174,554 shares of common stock at a range of $2.83 to $6.63 per share were outstanding at June 30, 2002. Warrants to purchase 186,044 shares of common stock at $2.89 per share were outstanding at June 30, 2002. These options and warrants were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Corporation for the six and three months ended June 30, 2002.

Options to purchase 311,698 shares of common stock at a range of $2.83 to $6.63 per share were outstanding at June 30, 2001. Warrants to purchase 316,044 shares of common stock at a range of $2.89 to $12.00 per share were outstanding at June 30, 2001.

As permitted by the USABancShares Stock Option Plan (the "Plan") and required by the definitive merger agreement with Berkshire, the Board of Directors of the Corporation has voted to terminate the Plan and accelerate the expiration date of all options presently outstanding under the Plan. Accordingly, all options expired on August 7, 2002.

These options and warrants were not included in the computation of diluted earnings per share due to the net operating losses incurred by the Corporation for the six and three months ended June 30, 2001.

4. New Accounting Pronouncement

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

5. Segment Reporting

                                                                          June 30, 2002
                                                   ---------------------------------------------------------
                                                                                                Consolidated
(in Thousands)                                     USABancShares.com           Others               Totals
(unaudited)                                        -----------------        ------------       -------------
Interest income                                                    -               8,916               8,916

Interest expense                                               1,073               5,073               6,146
                                                   -----------------        ------------       -------------
Net interest income                                           (1,073)              3,843               2,770

Provision for loan losses                                          -                   -                   -

Net occupancy expense                                            187                 497                 684

Segment (loss) profit                                         (1,336)                229              (1,107)

Total deposits                                                58,386             127,324             185,710

Total assets                                                   2,807             229,027             231,834




                                                                          June 30, 2001
                                                   ---------------------------------------------------------
                                                                                                Consolidated
(in Thousands)                                     USABancShares.com           Others               Totals
(unaudited)                                        -----------------        ------------       -------------

Interest income                                                    -              14,169              14,169

Interest expense                                               2,031               7,297               9,328
                                                   -----------------        ------------       -------------
Net interest income                                           (2,031)              6,872               4,841

Provision for loan losses                                          -                  44                  44

Net occupancy expense                                             58                 542                 600

Segment loss                                                  (3,005)               (854)             (3,859)

Total deposits                                                80,511             178,824             259,335

Total assets                                                   4,026             306,593             310,619

USABancShares.com is the Bank's on-line banking segment. USABancShares.com is a fully operational website to serve online banking customers. USABancShares.com offers a variety of deposit products including checking, savings and certificate of deposit accounts.

The "Others" column includes the Corporation, the Bank's traditional operations, described below, and the Trust. The Bank's traditional operations contain the traditional brick and mortar operations, including four retail branch locations, a commercial banking operation and a servicing department. The Corporation's assets are primarily comprised of its investments in its subsidiaries.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Corporation, and all its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The allowance for loan loss is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

The Corporation accounts for its impaired loans in accordance with SFAS No. 114. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. In the event management determines the inability to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount. A full valuation allowance has been recorded for deferred tax assets that the Corporation believes will more likely than not expire before the benefit can be realized. The Corporation has Federal net operating losses that will expire in 2020 and state net operating losses that will begin to expire in 2008.

FINANCIAL CONDITION

The Corporation's total assets decreased from $261.8 million at December 31, 2001 to $231.8 million at June 30, 2002, a decrease of $30.0 million, or 11.4%. The decrease was due primarily to a decrease in the loans receivable of $33.0 million offset by an increase in the cash and due from banks of $3.5 million. The decrease in the loans receivable portfolio was primarily due to the prepayment of customer loans.

The Corporation's total deposits decreased from $216.1 million at December 31, 2001 to $185.7 million at June 30, 2002, a decrease of $30.4 million. NOW accounts decreased $4.6 million, and time deposits decreased $25.7 million, of which $14.1 million represented institutional deposits. The Corporation's stockholders' equity increased from $1.0 million at December 31, 2001 to $1.2 million at June 30, 2002, due to the increase in the accumulated other comprehensive gain (loss) increasing by $1.2 million for the six month period offset by the net loss of $1.1 million incurred by the Corporation for the six months ended June 30, 2002.

NET INCOME

The Corporation reported a net loss of $1.1 million or $0.20 loss per diluted share, for the six months ended June 30, 2002, compared to a net loss of $3.9 million or $0.72 loss per diluted share for the six months ended June 30, 2001. During the six months ended June 30, 2002, we wrote down investment securities totaling $458,000; without this write-down our reported net loss would have been $649,000 or $0.12 loss per diluted share. During the six months ended June 30, 2001, we had a deposit defalcation totaling $3.0 million; without this defalcation our reported net loss would have been $883,000 or $0.17 loss per diluted share. Overall our net loss decreased due to the Corporation's return to community banking and reductions in non-interest expenses primarily in data processing fees and other internet related expenses.

The Corporation reported a net loss of $910,000 or $0.16 loss per diluted share, for the three months ended June 30, 2002, compared to a net loss of $3.1 million or $0.60 loss per diluted share for the three months ended June 30, 2001. During the three months ended June 30, 2002, we wrote down investment securities totaling $458,000; without this write-down our reported net loss would have been $452,000 or $0.08 loss per diluted share. During the three months ended June 30, 2001, we had a deposit defalcation totaling $3.0 million; without this defalcation our reported net loss would have been $140,000 or $0.03 loss per diluted share. The adjusted net loss increased primarily due to total interest income decreasing by $3.0 million during the noted periods. Overall our net loss decreased due to the Corporation's return to community banking and reductions in non-interest expenses primarily in data processing fees and other internet related expenses.

INTEREST INCOME

Total interest income decreased $5.2 million or 37.1% to $8.9 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to a decrease in average earning assets of $77.5 million during the same time period. Income on loans decreased $2.7 million due to the average earning loan balances decreasing $35.8 million. Income on investments decreased $2.4 million due to the investment portfolio average balances decreasing $42.3 million between the noted periods. Income on interest bearing deposits decreased $90,000 due to a decrease in the overnight funds rate of approximately 148 basis points, offset by the average balance of overnight funds, primarily held at the Federal Home Loan Bank of Pittsburgh, increasing $572,000.

Total interest income decreased $3.0 million or 42.7% to $4.1 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, due to a decrease in average earning assets of $83.6 million during the same time period. Income on loans decreased $1.7 million due to the average earning loan balances decreasing $46.1 million. Income on investments decreased $1.3 million due to the investment portfolio average balances decreasing $45.2 million between the noted periods. Income on interest bearing deposits decreased $8,000 due to a decrease in the overnight funds rate of approximately 273 basis points, offset by the average balance of overnight funds, primarily held at the Federal Home Loan Bank of Pittsburgh, increasing $7.7 million.

INTEREST EXPENSE

Total interest expense decreased $3.2 million or 34.1% to $6.1 million, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, primarily due to a decrease in the average balance of time deposits of $55.3 million and a decrease in NOW deposits of $14.5 million. Interest expense on deposits decreased $3.1 million, due to a decrease in the average balances of time and NOW accounts, and also due to a decrease in the average cost of funds on NOW deposits of 279 basis points, along with a decrease in the cost of funds of time accounts of 57 basis points. Interest expense on borrowed funds decreased $37,000, due to a decrease in the cost of funds of 21 basis points offset by an increase in the average balance of $221,000 compared to the same period in 2001. The average cost of funds, including other borrowings, was 5.24% for the six months ended June 30, 2002 compared to 6.03% over the same period in 2001.

Total interest expense decreased $1.6 million or 34.7% to $3.0 million, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, primarily due to a decrease in the average balance of time deposits of $56.8 million and a decrease in NOW deposits of $16.5 million. Interest expense on deposits decreased $1.6 million, due to a decrease in the average balances of time and NOW accounts, and also due to a decrease in the average cost of funds on NOW deposits of 219 basis points, along with a decrease in the cost of funds of time accounts of 80 basis points. Interest expense on borrowed funds increased $6,000, due to a decrease in the cost of funds of 8 basis points offset by an increase in the average balance of $376,000 compared to the same period in 2001. The average cost of funds, including other borrowings, was 5.16% for the three months ended June 30, 2002 compared to 5.96% over the same period in 2001.

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

Net interest income, after the provision for loan losses for the six months ended June 30, 2002, decreased $2.0 million or 42.3%, to $2.8 million, from $4.8 million for the same period in 2001. Average interest-earning assets decreased by $77.5 million, or 25.0% to $232.5 million, for the six months ended June 30, 2002 compared to the same period in 2001. Average interest-bearing liabilities decreased $74.7 million or 24.2% over the same period. The net interest spread and the net interest margin decreased for the period ended June 30, 2002 compared to June 30, 2001, from 3.11% to 2.43% and 3.12% to 2.38%, respectively. For the six months ended June 30, 2002, $364,000 of discount was accreted into interest income or 4.1% of total interest income. This compares to $410,000 of discount accreted into interest income for the six months ended June 30, 2001 or 2.9% of total interest income.

ANALYSIS OF NET INTEREST INCOME

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated:

(in Thousands)
(unaudited)

                                                                        Six months ended June 30,
                                         --------------------------------------------------------------------------------------
                                                              2002                                       2001
                                         -------------------------------------------  -----------------------------------------
                                          Average                          Average     Average                        Average
                                          Balance          Interest       Yield/Rate   Balance        Interest       Yield/Rate
Interest-earning assets:
Loans                                    $ 143,523        $   6,358           8.86%   $ 179,322      $   9,085          10.13%
Investment securities                       75,705            2,453           6.48      117,992          4,889           8.29
Interest-bearing deposits and other         13,302              105           1.58       12,730            195           3.06
                                         ---------        ---------         ------    ---------      ---------         ------
   Total interest-earning assets         $ 232,530        $   8,916           7.67%   $ 310,044      $  14,169           9.14%


Interest-bearing liabilities:
Deposits:
     NOW                                 $  28,532        $     137           0.96%   $  43,078      $     807           3.75%
     Money Market                              225                3           2.67          242              4           3.31
     Savings and Passbook                   18,473              187           2.02       23,589            415           3.52
     Time                                  144,599            4,371           6.05      199,888          6,617           6.62
Borrowed funds                              42,821            1,448           6.76       42,600          1,485           6.97
                                         ---------        ---------         ------    ---------      ---------         ------
   Total interest-bearing liabilities    $ 234,650        $   6,146           5.24%   $ 309,397      $   9,328           6.03%
                                         ---------        ---------         ------    ---------      ---------         ------

Excess of interest-earning assets over
  interest-bearing liabilities           $  (2,120)                                   $     647
                                         =========                                    =========

Net interest income                                       $   2,770                                  $   4,841
                                                          =========                                  =========

Net interest rate spread                                                      2.43%                                      3.11%
                                                                            ======                                     ======

Net interest margin                                                           2.38%                                      3.12%
                                                                            ======                                     ======
Average interest-earning assets to average
  interest-bearing liabilities                                               99.10%                                    100.21%
                                                                            ======                                     ======

RATE VOLUME ANALYSIS

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between changes (a) related to outstanding balances and (b) due to changes in interest rates. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change in rate/volume (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.
(in Thousands)
(unaudited)
                                      June 30, 2002 vs June 30, 2001

                                                    Increase or Decrease
                                                     Due to Changes in
                                               ---------------------------       Total
                                                  Average         Average       Increase
                                                   Volume          Rate        (Decrease)
                                               -----------      ---------     -----------
Variance in interest income on:
   Interest-earning assets:
     Loans                                     $    (1,814)     $    (913)    $    (2,727)
     Investment securities                          (1,752)          (684)         (2,436)
     Interest-bearing deposits and other                 9            (99)            (90)
                                               -----------      ---------     -----------
        Total interest-earning assets          $    (3,557)     $  (1,696)    $    (5,253)
                                               -----------      ---------     -----------

Interest-bearing liabilities:
   Deposits:
     NOW                                       $      (272)     $    (398)    $      (670)
     Money market                                       (0)            (1)             (1)
     Savings & Passbook                                (90)          (138)           (228)
     Time                                           (1,830)          (416)         (2,246)
   Borrowed funds                                        8            (45)            (37)
                                               -----------      ---------     -----------
        Total interest-bearing liabilities     $    (2,184)     $    (998)    $    (3,182)
                                               -----------      ---------     -----------

Changes in net interest income                 $    (1,373)     $    (698)    $    (2,071)
                                               ===========      =========     ===========

PROVISION FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses at a level deemed sufficient to absorb losses that are inherent in the loan portfolio. Senior management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. For a detailed discussion of the methodology employed by the Corporation in establishing its allowance for loan losses, reference is made to the discussion in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, incorporated herein by reference. As a result of senior management's evaluation of these factors, nothing was added to the provision for loan losses during the six months ended June 30, 2002. The allowance for loan losses as a percentage of loans outstanding, net of discount was 1.68% at June 30, 2002, compared to 1.32% at December 31, 2001 and 1.17% at June 30, 2001. Management will continue to record a provision for loan losses to maintain the allowance for loan losses at a level deemed adequate by management on a quarterly basis. The Bank had no charge-offs on loans during the six months ended June 30, 2002 and had $47,000 of charge-offs on loans during the six months ended June 30, 2001. Recoveries on loans of $15,000 were recorded during the six months ended June 30, 2002 compared to $3,000 of recoveries for the same period in 2001.

The following table summarizes the changes in the Bank's allowance for loan losses for the period ended June 30, 2002 compared to December 31, 2001:

(in Thousands)

                                          Six months           Twelve months
                                        ended June 30,       ended December 31,
                                             2002                   2001
                                        -------------        -----------------
Balance at beginning of period            $  2,076              $    2,090
   Provision for loan losses                     -                      60
   Charge-offs                                   -                     (77)
   Recoveries                                   15                       3
                                        -------------        -----------------
Balance at end of period                  $  2,091              $    2,076
                                        =============        =================

NON-INTEREST INCOME

Non-interest income decreased $352,000 to $383,000 for the six months ended June 30, 2002. Gain on sale of investment securities was $324,000 for the six months ended June 30, 2002 compared to $104,000 for the same period in 2001. The Corporation recorded a write down of investment securities of $458,000 during the six months ended June 30, 2002 compared to zero for the same time period ended June 30, 2001. The Corporation is aggressively seeking, through various means, payment on the corporate bonds that were written down during the six month period ended June 30, 2002. Service fee income decreased $151,000 due to less deposit accounts incurring service charges, and other non-interest income reflects an increase of $30,000 primarily related to the increase of income from rental income on real estate held for investment for the six month period ended June 30, 2002 compared to the same period in 2001.

Non-interest income decreased $368,000 to $38,000 for the three months ended June 30, 2002. Gain on sale of investment securities was $239,000 for the three months ended June 30, 2002 compared to $51,000 for the same period in 2001. The Corporation recorded a write down of investment securities of $458,000 during the three months ended June 30, 2002 compared to zero for the same time period ended June 30, 2001. The Corporation is aggressively seeking, through various means, payment on the corporate bonds that were written down during the three month period ended June 30, 2002. Service fee income decreased $125,000 due to less deposit accounts incurring service charges, and other non-interest income reflects an increase of $20,000 primarily related to the increase of income from rental income on real estate held for investment for the three month period ended June 30, 2002 compared to the same period in 2001.

NON-INTEREST EXPENSE

Non-interest expense decreased $5.0 million, or 53.7%, to $4.4 million, for the six months ended June 30, 2002. Of this decrease salaries and employee benefits expense decreased $150,000 as a result of a reduction in the number of employees, data processing fees decreased $306,000 due to the reduction in the number of deposit accounts at the Bank, and internet expenses decreased $393,000 as a result of the Corporation returning to a community banking strategy. The net deposit defalcation expense was zero for the six months ended June 30, 2002 compared to approximately $3.0 million during the period ended June 30, 2001.

Non-interest expense decreased $3.9 million, or 65.0%, to $2.1 million, for the three months ended June 30, 2002. Of this decrease data processing fees decreased $167,000 due to the reduction in the number of deposit accounts at the Bank and internet expenses decreased $658,000 as a result of the Corporation returning to a community banking strategy. The net deposit defalcation expense was zero for the three months ended June 30, 2002 compared to approximately $3.0 million during the three months ended June 30, 2001.

INCOME TAX EXPENSE

An income tax benefit of $89,000 was recorded for the six months ended June 30, 2002, compared to zero for the six months ended June 30, 2001. This benefit relates to carry-back claims made by the Corporation to the Internal Revenue Service.

LOAN PORTFOLIO

Loans receivable, net (net of the allowance for loan losses, purchase discounts, and unearned fees and origination costs) was $122.2 million at June 30, 2002 compared to $155.2 million at December 31, 2001. Loans receivable represented 52.7% of total assets as of June 30, 2002 compared to 59.3% at December 31, 2001.

The following table summarizes the loan portfolio of the Corporation by loan category and amount at June 30, 2002, compared to December 31, 2001:

(in Thousands)

                                                         June 30,                December 31,
                                                -----------------------  --------------------------
                                                      2002        %           2001              %
                                                -----------------------  --------------------------
Real Estate
   1 - 4 family residential properties          $     8,008       6.4%   $     9,755            6.2%
   Commercial real estate                            95,340      76.6        109,722           69.6
   Multifamily residential properties                 8,007       6.4         12,203            7.8
Construction                                          4,977       4.0          7,775            4.9
Commercial and industrial                             7,123       5.7         16,921           10.7
Consumer                                              1,053       0.9          1,187            0.8
                                                -----------   -------    -----------        -------
     Total loans, net of discount               $   124,508     100.0%   $   157,563          100.0%
                                                ===========   =======    ===========        =======

     Deferred loan fees                               (197)                    (266)
     Allowance for loan losses                      (2,091)                  (2,076)
                                                -----------              -----------
     Net loans                                  $   122,220              $   155,221
                                                ===========              ===========

At June 30, 2002, the Bank's net discounted loan portfolio amounted to $68.7 million or 55.2% of total loans net of discount. These loans have a face value of $70.4 million, reflecting a discount of $1.7 million or 2.4%. At December 31, 2001, the Bank's net discounted loan portfolio amounted to $81.3 million or 51.6% of total loans net of discount. These loans had a face value of $83.4 million, reflecting a discount of $2.1 million or 2.5%. At June 30, 2002, and December 31, 2001, the Bank has identified $370,000 and $268,000, respectively, of the purchased loan discount as a cash discount that will not be amortized into income as a yield adjustment until a final resolution has been determined for the identified loans. An assessment is made regarding the discount on loans as to the probability of full repayment occurring. Discount that is not being amortized into income is the result of some uncertainty for repayment. The amount not being amortized is comprised of various types of loans, geographically disbursed, and purchased from numerous sources. Final resolution will depend on maturity, collection efforts, and positive changes in the likelihood of full repayment. The decrease in the discount can be attributed to the payoff of loan assets from the discounted loan portfolio during the year, along with scheduled accretion.

On June 30, 2002, the net book value of non-accrual loans was approximately $366,000 compared to $396,000 at December 31, 2001. The amount of troubled debt restructured loans totaled $1.3 million as of June 30, 2002 compared to $1.5 million as of December 31, 2001. The Bank will recognize income on non-accrual loans, under the cash basis, when the loans are brought current as to outstanding principal and collateral on the loan is sufficient to cover the outstanding obligation to the Bank. At June 30, 2002, the allowance for loan losses to non-performing loans, net of discount, was 571.3% compared to 524.2% at December 31, 2001. The Bank's allowance for loan losses and purchased discount to total loans net of discount, was 3.1% and 2.6% at June 30, 2002 and December 31, 2001, respectively.

INVESTMENT PORTFOLIO

The following table presents the book values and estimated market values at June 30, 2002, and December 31, 2001, respectively, for each major category of the Corporation's investment securities:

(in Thousands)
(unaudited)

                                                                June 30, 2002
                                   --------------------------------------------------------------------
                                                          Gross              Gross
                                     Amortized         Unrealized          Unrealized            Fair
                                       Cost               Gains              Losses              Value
                                      -------            -------            -------             -------
Available-for-Sale
U.S. Government and agency
   securities                         $37,287            $    46            $   (13)            $37,320
Mortgage-backed securities             25,063                330                (44)             25,349
Corporate securities                   10,624                211                (39)             10,796
Trust preferred securities             16,642                 91               (521)             16,212
Other securities                           31               --                 --                    31
                                      -------            -------            -------             -------
Total Available-for-Sale              $89,647            $   678            $  (617)            $89,708
                                      =======            =======            =======             =======
(in Thousands)

                                                              December 31, 2001
                                   --------------------------------------------------------------------
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
                                      =======            =======            =======             =======

LIQUIDITY

The Corporation's primary sources of funds are customer deposits, maturities of investment securities, sales of "available-for-sale" securities, loan sales, loan repayments, and the use of federal funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments may fluctuate. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors. Deposits are the Corporation's primary source of new funds. Total deposits decreased 14.1% to $185.7 million at June 30, 2002, compared to $216.1 million as of December 31, 2001. Of this decrease, institutional time deposits decreased 23.7% to $45.6 million at June 30, 2002 from $59.8 million at December 31, 2001 which decrease is a part of the Corporation's business plan since they are a more volatile and expensive source of funding. These deposits had a weighted average cost of 6.73%. The Bank has made a concerted effort to attract deposits through competitive pricing of its deposit products. The Corporation has $9.4 million of institutional time deposits scheduled to mature through December 31, 2002. The Corporation plans to fund this decrease in deposits through several means, including the sale of available-for-sale securities, through cash received on the investment and loan portfolios, and, to the extent needed, through a line of credit with the FHLB at Pittsburgh. As of June 30, 2002, we had approximately $15.9 million available thereunder.

The following table summarizes the composition of the Corporation's deposit portfolio.

(in Thousands)

                                                  June 30, 2002                December 31, 2001
                                        ----------------------------   -----------------------------
                                            Amount           Percent      Amount             Percent
                                        ------------        --------   -----------         ---------
Demand                                  $      2,995             1.6%  $     3,380              1.6%
NOW                                           28,126            15.1        32,738             15.2
Money Market                                     586             0.3           412              0.2
Savings and Passbook                          19,084            10.3        18,910              8.8
Time                                         134,919            72.7       160,642             74.2
                                        ------------        --------   -----------         --------
                                        $    185,710           100.0%  $   216,082            100.0%
                                        ============        ========   ===========         ========

The following table summarizes the maturity composition of time deposits at June 30, 2002, compared to December 31, 2001:

(in Thousands)

                                                  June 30, 2002             December 31, 2001
                                            ---------------------       -----------------------
Within one year                             $    71,390      52.9%      $   73,492         45.7%
Over one year through two years                  25,678      19.0           38,745         24.1
Over two years through three years               21,020      15.6           12,964          8.2
Over three years through five years              16,555      12.3           35,099         21.8
Over five years through ten years                   276       0.2              342          0.2
                                            -----------    ------       ----------      -------
                                            $   134,919    100.0%       $  160,642       100.0%
                                            ===========    =====        ==========       =====

Borrowings increased $376,000 during the six-months ended June 30, 2002. As part of the merger agreement signed on March 9, 2002, Berkshire agreed, pending regulatory approval, to lend the Corporation $2.976 million to be used to pay-off two existing loans. The Corporation received regulatory approval on March 25, 2002 and the loan from Berkshire closed on March 29, 2002. The existing loans were paid-off on March 29, 2002. The loan from Berkshire is an unsecured loan with an annual interest rate of 8.00%. The principal and interest are due upon the earliest to occur (i) September 9, 2002; (ii) the consummation of the transaction contemplated by the merger agreement; or (iii) the occurrence of a termination event as described in the merger agreement. The Bank has four outstanding credit facilities with fixed rates and a conversion feature to an adjustable rate in the amounts of $5.0 million, $10.0 million, $5.0 million, and $10.0 million, respectively. These four credit facilities have interest rates of 5.63%, 5.46%, 4.84%, and 6.67%, and conversion dates of June 15, 2003, January 27, 2003, September 30, 2003, and April 7, 2005, respectively. The conversion rates on these credit facilities are based on the six-month LIBOR rate plus 14 basis points, 23 basis points, 14.5 basis points, and 13.5 basis points, respectively. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds.

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

All reports, plans, and proposals that have been required under the Written Agreement and the Cease and Desist Order to be submitted have been submitted on a timely basis. The Corporation received a notice from the Federal Reserve Bank that two submissions required under the Written Agreement have not been accepted. The first submission regarded the Corporation's written plan to service the debt at the Corporation without incurring any additional debt, and the second submission regarded the Corporation's plan to maintain sufficient capital at the Bank and the consolidated organization. On March 11, 2002, the Corporation announced the signing of a definitive merger agreement pursuant to which Berkshire will acquire the Corporation and the Bank. Under the terms of the merger agreement, which was approved unanimously by both Boards of Directors, holders of the Corporation's common stock will receive $0.60 per share in cash. The Corporation's shareholders approved the merger agreement and the transactions contemplated thereby at a special meeting of shareholders on July 3, 2002. The purchase is expected to close during the third quarter of 2002, pending the receipt of all requisite regulatory approvals, financing to be obtained by Berkshire and other conditions set forth in the merger agreement.

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

As indicated in the table below, as of June 30, 2002 and December 31, 2001, the Corporation was not in compliance with the minimum regulatory capital requirements established by the Board of Governors of the Federal Reserve System. The failure to meet capital ratios may result in the Corporation's regulatory agencies imposing further restrictions on asset growth, acquisitions, new activities, new branches, payment of dividends or making any other capital distribution, management fees, or senior executive compensation.

At June 30, 2002 and December 31, 2001, the Corporation's actual and required minimum capital ratios were as follows:

                                                                               For Capital
(in Thousands)                                                               Adequacy Purposes
As of June 30, 2002:                         Amount          Ratio         Amount         Ratio
--------------------                      -----------        -----       ----------       -----
   Total Capital
     (to Risk Weighted Assets)            $     2,112          1.3%     $   12,909          8.0%
   Tier I Capital
     (to Risk Weighted Assets)                  1,056          0.7           6,455          4.0
   Tier I Capital
     (to Average Assets)                        1,056          0.5           9,374          4.0
As of December 31, 2001:
------------------------
   Total Capital
     (to Risk Weighted Assets)            $     4,327          2.1%     $   16,538          8.0%
   Tier I Capital
     (to Risk Weighted Assets)                  2,164          1.0           8,269          4.0
   Tier I Capital
     (to Average Assets)                        2,164          0.8          10,991          4.0

The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Tier I, or core capital, is defined as the sum of common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC requires that banks meet a risk-based capital standard. Risk-based capital standards for banks require the maintenance of total capital (which is defined as Tier I capital and supplementary Tier 2 capital) to risk-weighted assets of 8.0%, of which at least 4.0% shall be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

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

As of June 30, 2002, the Bank met each of its capital adequacy requirements established by the FDIC. As of December 31, 2001, the Bank did not meet one of the capital adequacy requirements established by the FDIC.

At June 30, 2002 and December 31, 2001, the Bank's actual and required minimum capital ratios were as follows:

                                                                                            To be well
                                                                                         Capitalized under
                                                                       For Capital       Prompt Corrective
(in Thousands)                                                       Adequacy Purposes   Action Provisions
As of June 30, 2002:                   Amount         Ratio          Amount     Ratio    Amount     Ratio
--------------------                   ------         -----          ------     -----    ------     -----
   Total Capital
     (to Risk Weighted Assets)    $    15,663            9.7%     $   12,875      8.0%     (1)       (1)
   Tier I Capital
     (to Risk Weighted Assets)         13,650            8.5           6,437      4.0      (1)       (1)
   Tier I Capital
     (to Average Assets)               13,650            5.8           9,357      4.0      (1)       (1)
As of December 31, 2001:
------------------------
   Total Capital
     (to Risk Weighted Assets)    $    16,191            7.8%     $   16,523      8.0%     (1)       (1)
   Tier I Capital
     (to Risk Weighted Assets)         14,115            6.8           8,261      4.0      (1)       (1)
   Tier I Capital
     (to Average Assets)               14,115            5.2          10,946      4.0      (1)       (1)

(1) As a result of the regulatory agreements described in this report, the Bank may not be deemed "well-capitalized".

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, James C. Eisel filed a complaint against the Corporation, the Bank and Resource America, Inc. in the United States District Court for the Eastern District of Pennsylvania, Case No. 02-975, for breach of contract, breach of fiduciary duties and other counts seeking approximately $282,742.51 plus attorneys' fees, costs and punitive damages stemming from an escrow agreement where the Bank served as escrow agent. Among other things, the complaint alleges the Bank failed to pay interest pursuant to the escrow agreement. This matter is at a preliminary stage. While no success can be assured, the Corporation and the Bank believe they have meritorious defenses to this action and intend to defend the matter vigorously.

In July 2002, Pennsylvania Business Bank filed a complaint against the Corporation and its inactive, wholly-owned subsidiary USA Credit, Inc. (Philadelphia County Court of Common Pleas, Civil Action No. 001613), alleging breach of contract and seeking $452,814.94 plus continuing interest, costs and attorneys' fees. The allegations in the complaint relate to a financing arrangement under which USA Credit, Inc. allegedly entered into an equipment lease with a third party and assigned its rights under the lease to the plaintiff, which in turn provided the financing necessary under the lease. Although the Corporation is named as a defendant in the action, no specific claims are made against the Corporation, and the Corporation therefore intends to seek to have itself removed from the proceedings. USA Credit, Inc. has not conducted business for approximately 18 months, and, while no success can be assured, the Corporation believes that USA Credit, Inc. has meritorious defenses to this action and intends to defend the matter vigorously.

All reports, plans, and proposals that have been required under the Written Agreement and the Cease and Desist Order to be submitted have been submitted on a timely basis. The Corporation received a notice from the Federal Reserve Bank that two submissions required under the Written Agreement have not been accepted. The first submission regarded the Corporation's written plan to service the debt at the Corporation without incurring any additional debt, and the second submission regarded the Corporation's plan to maintain sufficient capital at the Bank and the consolidated organization. On March 11, 2002, the Corporation announced the signing of a definitive merger agreement pursuant to which Berkshire will acquire the Corporation and the Bank. Under the terms of the merger agreement, which was approved unanimously by both Boards of Directors, holders of the Corporation's common stock will receive $0.60 per share in cash. The Corporation's shareholders approved the merger agreement and the transactions contemplated thereby at a special meeting of shareholders on July 3, 2002. The purchase is expected to close during the third quarter of 2002, pending the receipt of all requisite regulatory approvals, financing to be obtained by Berkshire and other conditions set forth in the merger agreement.

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

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

       3.1 Articles of Incorporation of USABancShares.com, as amended*
       3.2   Amended and Restated Bylaws of USABancShares++++++
       4.1   Indenture of USABancShares.com relating to Junior
             Subordinated Debentures**

4.2       Form of Certificate of Exchange Junior Subordinated
          Debenture**
4.3       Form of Certificate of Original Junior Subordinated
          Debenture**
4.4       Certificate of Trust of USA Capital Trust I**
4.5       Amended and Restated Declaration of Trust of USA Capital
          Trust I**
4.6       Form of Common Security**
4.7       Form of Exchange Capital Security Certificate**
4.8       Form of Certificate of Original Capital Security**
4.9 Form of Exchange Guarantee of USABancShares.com relating to the Exchange Capital Securities**
10.1      Stock Option Plan, as amended and restated+
10.2      Employee Stock Purchase Plan*****
10.3      Employee Savings Plan*****
10.4      Employment Agreement between vBank and Craig J. Scher+
10.5      Employment Agreement between USABancShares.com and
          Kenneth L. Tepper+
10.5.1 Letter Agreement among the Corporation, the Bank and Kenneth L. Tepper regarding departure
10.6 Warrant Agreement between USABancShares.com and Sandler O'Neill & Partners, L.P. dated February 13, 1998**
10.7 Registration Rights Agreement between USABancShares.com and certain shareholders dated February 13, 1998**
10.8      Indenture of USABancShares relating to the Junior
          Subordinated Debentures****
10.9 Registration Rights Agreement among USABancShares.com, USA Capital Trust I and Sandler O'Neill & Partners, L.P. As representative of the investors****
10.10 Agreement by and between Earthlink Network, Inc., Earthlink Operations, Inc. and USABancShares.com effective as of July 21, 1999+
10.11 Agreement by and between USABancShares.com and Systemax, Inc. dated August 18, 1999+
10.12 Asset Contribution Agreement among USABancShares.com, USACapital, Inc., Bondsonline, Inc., David Landes and Bondsonline Group, Inc., dated as of May 25, 2000.++
11        Computation of Per Share Earnings (Included in Financial
          Statements on Page 9)
99.1 Order to Cease and Desist issued by the Federal Deposit Insurance Corporation on July 13, 2001.+++
99.2 Order to Cease and Desist issued by the Commonwealth of Pennsylvania Department of Banking on July 13, 2001.+++
99.3 Written Agreement by and between USABancShares.com, Inc. and Federal Reserve Bank of Philadelphia executed March 2, 2001.+++++
99.4 Definitive Agreement by and between Berkshire Financial Holdings, Inc. and USABancShares.com, Inc. ++++

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

+ Incorporated by reference from the Registration Statement on Form SB-2 of USABancShares.com, Registration No. 333-83041.

++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 7, 2000.

+++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on July 11, 2001.

++++ Incorporated by reference from the Corporation's Current Report on Form 8-K filed on March 12, 2002.

+++++ Incorporated by reference from the Corporation's 10KSB/A filed on February 20, 2002.

++++++ Incorporated by reference from the Corporation's 10KSB filed on April 1, 2002.

(b) Reports on Form 8-K.


On July 12, 2002, the Corporation filed a report on Form 8-K disclosing that, at a special meeting of holders of the Corporation's common stock held on Wednesday, July 3, 2002, the shareholders of the Corporation, by the affirmative vote of a majority of the shares voted at the special meeting, adopted the Agreement and Plan of Reorganization dated March 9, 2002 by and among the Corporation and the Bank, Berkshire Financial Holdings, Inc., and its wholly-owned subsidiary, BFHI Acquisition Corporation, and approved the transactions contemplated by such agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            USABancShares.com, Inc.

Date: August 14, 2002                       By: /s/ Daniel J. Machon, Jr.
                                                -------------------------
                                                Daniel J. Machon, Jr.,
                                                Chief Financial Officer
                                                (Principal Executive, Accounting
                                                and Financial Officer)